Form 10-Q
period 1996-06-30
WESTPOINT STEVENS INC
filed 1996-08-09
CIK 852952

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______

                         Commission File Number 0-21496

                             WESTPOINT STEVENS INC.
             (Exact name of registrant as specified in its charter)


                 DELAWARE                                                            36-3498354
           (State or other jurisdiction of                                        (I.R.S. Employer
            incorporation or organization)                                         Identification No.)


                             507 WEST TENTH STREET
                           WEST POINT, GEORGIA 31833
          (Address of principal executive offices, including Zip Code)

                                 (706) 645-4000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X      No
                                ------       ------
Common shares outstanding at July 29, 1996: 31,345,358 shares of Common Stock, $.01 par value.

                                     INDEX


                                                                                              PAGE NO.
                                                                                              --------
PART I.  FINANCIAL INFORMATION


                 Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets:
                          June 30, 1996 (Unaudited) and
                          December 31, 1995                                                       3

                 Condensed Consolidated Statements of
                          Operations (Unaudited); Three and
                          Six Months Ended June 30, 1996 and 1995                                 4

                 Condensed Consolidated Statements of Cash
                          Flows (Unaudited); Six Months
                          Ended June 30, 1996 and 1995                                            5

                 Condensed Consolidated Statements of
                          Stockholders' Equity (Deficit) (Unaudited);
                          Six Months Ended June 30, 1996                                          6

                 Notes to Condensed Consolidated Financial
                          Statements (Unaudited)                                              7 - 8


                 Item 2.  Management's Discussion and Analysis of
                          Financial Condition and Results of Operations                      9 - 15



PART II.         OTHER INFORMATION


                 Item 1.  Legal Proceedings                                                      16


                 Item 4.  Submission of Matters to a Vote of Security Holders                    17


                 Item 6.  Exhibits and Reports on Form 8-K                                       18

                             WESTPOINT STEVENS INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                   JUNE 30,             DECEMBER 31,
                                                                                    1996                  1995
                                                                                ------------        ----------------
                                                                                 (UNAUDITED)
ASSETS
Current Assets
     Cash and cash equivalents.........................................        $      5,663            $      7,987
     Accounts receivable...............................................              85,780                  82,933
     Inventories.......................................................             349,546                 320,468
     Prepaid expenses and other current assets.........................              11,203                  19,506
                                                                               ------------            ------------
Total current assets...................................................             452,192                 430,894

Property, Plant and Equipment, net.....................................             676,934                 684,185

Other Assets
     Deferred financing fees...........................................              25,048                  26,987
     Investments and other assets......................................                 873                     902
                                                                               ------------            ------------
                                                                               $  1,155,047            $  1,142,968
                                                                               ============            ============



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
     Senior Credit Facility............................................        $    101,000            $     73,000
     Accrued interest payable..........................................               6,015                   6,643
     Trade accounts payable............................................              51,246                  75,020
     Other accounts payable and accrued liabilities....................             169,464                 160,532
                                                                               ------------            ------------
Total current liabilities..............................................             327,725                 315,195

Long-Term Debt.........................................................           1,075,000               1,075,000

Noncurrent Liabilities
     Deferred income taxes.............................................             142,493                 136,755
     Other liabilities.................................................             110,668                 121,955
                                                                               ------------            ------------
Total noncurrent liabilities...........................................             253,161                 258,710

Stockholders' Equity (Deficit).........................................            (500,839)               (505,937)
                                                                               ------------            ------------
                                                                               $  1,155,047            $  1,142,968
                                                                               ============            ============


                            See accompanying notes

                             WESTPOINT STEVENS INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                                THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                     June 30,                       June 30,
                                                           -----------------------------  -----------------------------
                                                             1996             1995             1996             1995
                                                          ----------       ----------       ----------       ----------
Net sales.............................................    $ 420,931        $ 396,540        $ 803,978        $ 772,747
Cost of goods sold....................................      329,446          307,353          623,236          595,554
                                                          ---------        ---------        ---------        ---------

     Gross earnings...................................       91,485           89,187          180,742          177,193

Selling, general and administrative expenses..........       51,247           51,231          101,528          102,218
Amortization of excess reorganization value...........            -           59,223                -          118,446
                                                          ---------        ---------        ---------        ---------

     Operating earnings (loss)........................       40,238          (21,267)          79,214          (43,471)

Interest expense......................................       25,739           25,563           51,374           50,924
Other expense, net....................................          660              804            1,350            1,470
                                                          ---------        ---------        ---------        ---------

     Income (loss) from operations before
          income tax expense..........................       13,839          (47,634)          26,490          (95,865)

Income tax expense....................................        5,125            4,600            9,800            9,000
                                                          ---------        ---------        ---------        ---------

     Net income (loss)................................    $   8,714        $ (52,234)       $  16,690        $(104,865)
                                                          =========        =========        =========        =========

Net income (loss) per common share....................    $     .27        $   (1.59)       $     .52        $   (3.17)
                                                          =========        =========        =========        =========

Average number of common and common
     equivalent shares outstanding....................    $  31,877           32,833           31,913           33,039
                                                          =========        =========        =========        =========





                             See accompanying notes

                             WESTPOINT STEVENS INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)




                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                             ----------------------------------------
                                                                                     1996                   1995
                                                                                --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)..................................................          $   16,690              $(104,865)
     Adjustment to reconcile net income (loss) to net cash
         provided by (used for) operating activities:
          Amortization of excess reorganization value...................                   -                118,446
          Depreciation and other amortization...........................              40,055                 43,544
          Deferred income taxes.........................................               6,056                  7,425
          Changes in working capital....................................             (47,979)              (101,125)
          Other - net...................................................              (9,276)                (1,752)
                                                                                  ----------              ---------

Net cash provided by (used for) operating activities....................               5,546                (38,327)
                                                                                  ----------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures...............................................             (33,163)               (32,694)
     Net proceeds from sale of assets...................................                 316                  2,484
                                                                                  ----------              ---------


Net cash used for investing activities..................................             (32,847)               (30,210)
                                                                                  ----------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Senior Credit Facility:
          Borrowings....................................................             276,500                263,000
          Repayments....................................................            (248,500)              (189,500)
     Net proceeds from Trade Receivables Program........................              10,055                 11,654
     Purchase of common stock for treasury..............................             (13,971)               (18,928)
     Proceeds from issuance of stock....................................                 893                  2,417
     Redemption of purchase rights......................................                   -                    (33)
                                                                                  ----------              ---------


Net cash provided by financing activities...............................              24,977                 68,610
                                                                                  ----------              ---------


Net increase (decrease) in cash and cash equivalents....................              (2,324)                    73
Cash and cash equivalents at beginning of period........................               7,987                  1,956
                                                                                  ----------              ---------

Cash and cash equivalents at end of period..............................          $    5,663              $   2,029
                                                                                  ==========              =========


                             See accompanying notes

                             WESTPOINT STEVENS INC.

      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)





                                                                         COMMON
                                                                         STOCK
                                                                        AND CAPITAL
                                                                           IN
                                                                        EXCESS OF        TREASURY STOCK
                                                             COMMON       PAR         --------------------     ACCUMULATED
                                                             SHARES      VALUE         SHARES      AMOUNTS        DEFICIT
                                                            --------    ----------    ---------  -----------    -----------
Balance, December 31, 1995...............................     34,597      $327,850     (2,621)    $ (41,051)     $(760,733)
     Exercise of management stock
       options including tax benefit.....................         75         1,093          -             -              -
     Issuance of stock pursuant to Stock
          Bonus Plan including tax benefit...............          -            16         60         1,270              -
     Purchase of treasury shares.........................          -             -       (688)      (13,971)             -
     Net income..........................................          -             -          -             -         16,690
                                                             -------      --------     ------     ---------      ---------
Balance, June 30, 1996...................................     34,672      $328,959     (3,249)    $ (53,752)     $(744,043)
                                                             =======      ========     ======     =========      =========

                                                             MINIMUM
                                                             PENSION
                                                            LIABILITY
                                                            ADJUSTMENT      TOTAL
                                                            ----------    -----------
Balance, December 31, 1995...............................   $ (32,003)     $ (505,937)
     Exercise of management stock
       options including tax benefit.....................           -           1,093
     Issuance of stock pursuant to Stock
          Bonus Plan including tax benefit...............           -           1,286
     Purchase of treasury shares.........................           -         (13,971)
     Net income..........................................
                                                                    -          16,690
                                                            ---------      ----------
Balance, June 30, 1996...................................   $ (32,003)     $ (500,839)
                                                            =========      ==========






                             See accompanying notes

                             WESTPOINT STEVENS INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for WestPoint Stevens Inc. (the "Company") for the year ended December 31, 1995.


2.  INVENTORIES

The Company uses the last-in, first-out ("LIFO") method of accounting for substantially all inventories for financial reporting purposes. Interim determinations of LIFO inventories are necessarily based on management's estimates of year- end inventory levels and costs. Subsequent changes in these estimates, including the final year-end LIFO determination, and the effect of such changes on earnings are recorded in the interim periods in which they occur.

Inventories consisted of the following at June 30, 1996 and December 31, 1995 (in thousands of dollars):

                                                             JUNE 30,             DECEMBER 31,
                                                              1996                  1995
                                                          ------------        ---------------
           Finished goods                                   $168,898               $145,790
           Work in progress                                  128,974                123,878
           Raw materials and supplies                         73,685                 68,138
           LIFO reserve                                      (22,011)               (17,338)
                                                            --------               --------
                                                            $349,546               $320,468
                                                            ========               ========

                             WESTPOINT STEVENS INC.

                                  (UNAUDITED)



3.  INDEBTEDNESS AND FINANCIAL ARRANGEMENTS

Indebtedness is as follows (in thousands of dollars):

                                                                           JUNE 30,              DECEMBER 31,
                                                                            1996                   1995
                                                                        -------------        ----------------
           Short-term indebtedness
                 Senior Credit Facility
                       Revolver                                          $   101,000             $    73,000
                                                                         ===========             ===========


           Long-term indebtedness
                 Senior Credit Facility
                       Revolver                                          $    50,000             $    50,000
                 8-3/4% Senior Notes due 2001                                400,000                 400,000
                 9-3/8% Senior Subordinated Debentures
                    due 2005                                                 550,000                 550,000
                 9% Sinking Fund Debentures due 2017                          75,000                  75,000
                                                                         -----------             -----------

                                                                         $ 1,075,000             $ 1,075,000
                                                                         ===========             ===========



At June 30, 1996 and December 31, 1995, $131 million and $121 million, respectively, of accounts receivable had been sold pursuant to a trade receivables program (the "Trade Receivables Program") and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

                             WESTPOINT STEVENS INC.


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Results of Operations:  Three and Six Months Ended June 30, 1996

The table below sets forth net sales, gross earnings, operating earnings
(loss), interest expense and net income (loss) of the Company for the three and six months ended June 30, 1996 and 1995 (in millions of dollars and as percentages of net sales).





                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                JUNE 30,                        JUNE 30,
                                                      --------------------------       --------------------------
                                                         1996             1995               1996            1995
                                                       -------           -------           -------          -------
Net sales:
     Home Fashions Division..................          $ 362.5           $ 336.5           $ 690.0          $ 651.2
     Alamac Knits Division...................             58.5              60.0             114.0            121.5
                                                       -------           -------           -------          -------
     Total...................................          $ 421.0           $ 396.5           $ 804.0          $ 772.7
Gross earnings...............................          $  91.4           $  89.2           $ 180.7          $ 177.2
Operating earnings (loss)....................          $  40.2           $ (21.3)          $  79.2          $ (43.5)
Interest expense.............................          $  25.8           $  25.5           $  51.4          $  50.9
Net income (loss)............................          $   8.7           $ (52.2)          $  16.7          $(104.8)
Gross margin.................................             21.7%             22.5%             22.5%            22.9%
Operating earnings before amortization of
     excess reorganization value:
           Home Fashions Division............          $  39.0           $  36.8           $  76.6          $  69.8
           Alamac Knits Division.............              1.2               1.2               2.6              5.2
                                                       -------           -------           -------          -------
           Total.............................          $  40.2           $  38.0           $  79.2          $  75.0
Operating margins before amortization of
     excess reorganization value:
           Home Fashions Division............             10.8%             10.9%             11.1%            10.7%
           Alamac Knits Division.............              2.1%              1.9%              2.3%             4.3%
           Total.............................              9.6%              9.6%              9.9%             9.7%

                             WESTPOINT STEVENS INC.


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS:  THREE MONTHS ENDED JUNE 30, 1996

NET SALES. Net sales for the three months ended June 30, 1996 increased $24.5 million, or 6.2%, to $421 million compared with net sales of $396.5 million for the three months ended June 30, 1995. Home Fashions Division net sales of $362.5 million were $26 million, or 7.7%, higher than net sales for the second quarter of 1995, and resulted primarily from higher unit volume in the 1996 period compared with the 1995 period. Alamac Knits Division net sales of $58.5 million were $1.5 million, or 2.5%, lower than net sales for the second quarter of 1995, and resulted primarily from lower pricing in the 1996 period compared with the 1995 period.

GROSS EARNINGS/MARGINS. Gross earnings for the three months ended June 30, 1996 of $91.4 million increased $2.2 million, or 2.6%, compared with $89.2 million for the same period of 1995 and reflect gross margins of 21.7% in the 1996 period compared with 22.5% in the 1995 period. Gross earnings increased in the second quarter of 1996 primarily as a result of the increase in Home Fashions Division volume offset somewhat by a wage increase effective at the beginning of the second quarter, higher raw material costs and lower Alamac Knits Division pricing compared with the same period last year. 1996 gross margins decreased slightly compared with last year primarily as a result of the wage increase and higher raw material costs.

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses were unchanged in the second quarter of 1996 compared with the same period last year, and as a percentage of net sales represent 12.2% in 1996 and 12.9% in 1995. Lower selling and trade receivables program expenses offset higher warehousing/shipping and administrative expenses in the second quarter of 1996 compared with the same period last year.

Operating earnings were $40.2 million in the second quarter of 1996 compared with an operating loss of $21.3 million for the second quarter of 1995 which includes the amortization of excess reorganization value of $59.2 million. Operating earnings increased as a result of the increase in gross earnings and the complete amortization of excess reorganization value in 1995 as discussed herein.

INTEREST EXPENSE. Interest expense for the three months ended June 30, 1996 of $25.8 million increased $0.3 million compared with interest expense for the three months ended June 30, 1995. The increase is due primarily to higher average debt levels in the 1996 second quarter compared with the corresponding 1995 average debt levels offset somewhat by lower interest rates on the Company's variable rate bank debt.

                             WESTPOINT STEVENS INC.


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS:  THREE MONTHS ENDED JUNE 30, 1996 (CONTINUED)

OTHER EXPENSE, NET. Other expense, net in the second quarter of 1996 of $0.7 million decreased $0.1 million compared with the 1995 period and consists primarily of the amortization of deferred financing fees of $0.9 million less certain miscellaneous income items.

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes, nondeductible items and the effects of amortization of excess reorganization value in 1995.

NET INCOME. The net income for the second quarter of 1996 was $8.7 million, or $.27 per share. In the second quarter of 1995, the net loss was $52.2 million, or $1.59 per share, including amortization of excess reorganization value of $59.2 million, or $1.80 per share. Excess reorganization value was completely amortized in 1995.

Per share amounts are based on 31.9 million and 32.8 million average common and common equivalent shares outstanding for the 1996 and 1995 periods, respectively. The decrease in the average shares outstanding was primarily the result of the purchase by the Company of shares under the stock repurchase programs.

OPERATING EARNINGS BEFORE CERTAIN CHARGES. Operating earnings for the three months ended June 30, 1996 were $40.2 million, or 9.6% of sales, and increased $2.2 million, or 6%, compared with operating earnings (before the amortization of excess reorganization value) of $38 million, or 9.6% of sales, for the same period of 1995. The increase resulted from the increase in gross earnings discussed above. Home Fashions Division operating earnings for the second quarter of 1996 increased 5.9% to $39 million compared with $36.8 million for the same period of 1995 and reflect operating margins of 10.8% in 1996 and 10.9% in 1995. Alamac Knits Division operating earnings for the second quarter of 1996 were $1.2 million and were unchanged compared with the second quarter of 1995.

                             WESTPOINT STEVENS INC.


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS:  SIX MONTHS ENDED JUNE 30, 1996

NET SALES. Net sales for the six months ended June 30, 1996 increased $31.3 million, or 4%, to $804 million compared with net sales of $772.7 million for the six months ended June 30, 1995. Home Fashions Division net sales of $690 million were $38.8 million, or 5.9%, higher than net sales for the first six months of 1995, and resulted primarily from higher unit volume in the 1996 period compared with the 1995 period. Alamac Knits Division net sales of $114 million were $7.5 million, or 6.2%, lower than net sales for the first six months of 1995, and resulted primarily from lower unit volume and pricing in the 1996 period compared with the 1995 period.

GROSS EARNINGS/MARGINS. Gross earnings for the six months ended June 30, 1996 of $180.7 million increased $3.5 million, or 2%, compared with $177.2 million for the same period of 1995 and reflect gross margins of 22.5% in the 1996 period compared with 22.9% in the 1995 period. Gross earnings increased in the first six months of 1996 primarily as a result of the increase in Home Fashions Division volume offset somewhat by a wage increase effective the beginning of the second quarter, higher raw material costs and lower Alamac Knits Division volume and pricing compared with the same period last year. 1996 gross margins decreased slightly compared with last year primarily as a result of the wage increase and higher raw material costs.

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses decreased $0.7 million, or 0.7%, in the first six months of 1996 compared with the same period last year, and as a percentage of net sales represent 12.6% in 1996 and 13.2% in 1995. The decrease in the first six months of 1996 is due primarily to lower selling and trade receivables program expenses offset somewhat by higher warehousing/shipping and administrative expenses.

Operating earnings were $79.2 million in the first six months of 1996 compared with an operating loss of $43.5 million for the first six months of 1995 which includes the amortization of excess reorganization value of $118.4 million. Operating earnings increased as a result of the increase in gross earnings, decrease in selling, general and administrative expenses and the complete amortization of excess reorganization value in 1995 as discussed herein.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 1996 of $51.4 million increased $0.5 million compared with interest expense for the six months ended June 30, 1995. The increase is due primarily to higher average debt levels in the 1996 first six months compared with the corresponding 1995 average debt levels offset somewhat by lower interest rates on the Company's variable rate bank debt.

                             WESTPOINT STEVENS INC.


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS:  SIX MONTHS ENDED JUNE 30, 1996 (CONTINUED)

OTHER EXPENSE, NET. Other expense, net in the first six months of 1996 of $1.4 million decreased $0.1 million compared with the 1995 period and consists primarily of the amortization of deferred financing fees of $1.9 million less certain miscellaneous income items.

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes, nondeductible items and the effects of amortization of excess reorganization value in 1995.

NET INCOME. The net income for the first six months of 1996 was $16.7 million, or $.52 per share. In the first six months of 1995, the net loss was $104.8 million, or $3.17 per share, including amortization of excess reorganization value of $118.4 million, or $3.58 per share. Excess reorganization value was completely amortized in 1995.

Per share amounts are based on 31.9 million and 33 million average common and common equivalent shares outstanding for the 1996 and 1995 periods, respectively. The decrease in the average shares outstanding was primarily the result of the purchase by the Company of shares under the stock repurchase programs.

OPERATING EARNINGS BEFORE CERTAIN CHARGES. Operating earnings for the six months ended June 30, 1996 were $79.2 million, or 9.9% of sales, and increased $4.2 million, or 5.7%, compared with operating earnings (before the amortization of excess reorganization value) of $75 million, or 9.7% of sales, for the same period of 1995. The increase resulted from the increase in gross earnings and decrease in selling, general and administrative expenses discussed above. Home Fashions Division operating earnings for the first six months of 1996 increased 9.8% to $76.6 million compared with $69.8 million for the same period of 1995 and reflect operating margins of 11.1% in 1996 and 10.7% in 1995. Alamac Knits Division operating earnings for the first six months of 1996 were $2.6 million compared with $5.2 million for the first six months of 1995. The increase in Home Fashions Division operating earnings more than offset the decrease in Alamac Knits Division operating earnings.



EFFECTS OF INFLATION

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability.

                             WESTPOINT STEVENS INC.


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are expected to be cash from its operations and funds available under the Senior Credit Facility. At July 29, 1996, the maximum commitment under the Senior Credit Facility was approximately $350 million and the Company had unused borrowing availability under the Senior Credit Facility totaling approximately $185 million. The Senior Credit Facility contains covenants which, among other things, limit indebtedness and require the maintenance of certain financial ratios and minimum net worth as defined.

The Company's principal uses of cash for the next several years will be operating expenses, capital expenditures and debt service requirements related primarily to interest payments. The Company spent approximately $102 million in 1995 on capital expenditures and intends to invest approximately $90 million in 1996.

During the first six months of 1996 the Company purchased approximately 0.7 million shares under the various stock repurchase programs, at an average price of $20.31 per share. At June 30, 1996, approximately 1.2 million shares remained to be purchased.

Anticipated cash contributions in 1996 to the Company's pension plans are estimated to total approximately $21 million compared with actual contributions in 1995 of $14.4 million, including the effect of the changes in the actuarial assumptions relating to the Company's pension plans.

The Company, through a "bankruptcy remote" receivables subsidiary, has a Trade Receivables Program which provides for the sale of accounts receivable, on a revolving basis. At June 30, 1996 and December 31, 1995, $131 million and $121 million, respectively, had been sold under this program and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The cost of the Trade Receivables Program in 1996 is estimated to total approximately $8 million and will be charged to selling, general and administrative expenses.

Debt service requirements for interest payments in 1996 are estimated to total approximately $104 million (excluding amounts related to the Trade Receivables Program) compared with interest payments of $101.2 million in 1995. There are no debt service requirements in 1996 related to scheduled principal amortization.

                             WESTPOINT STEVENS INC.


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Upon emergence from bankruptcy on September 16, 1992, the Company experienced an "ownership change," within the meaning of Section 382 of the Internal Revenue Code (the "Code"), that resulted in an annual limitation on the Company's prospective utilization of its net operating loss ("NOL") carryforwards. Since such ownership change, the Company has experienced significant transfers of shares of Common Stock by five-percent stockholders (within the meaning of the Code). As a result, it is possible that future events (such as the purchase or sale of shares by five-percent stockholders) may cause the Company to experience a second ownership change. In that event, the Company's prospective utilization of its NOLs may be further limited.

Management believes that cash from the Company's operations and borrowings under its credit agreement will provide the funding necessary to meet the Company's anticipated requirements for capital expenditures and operating expenses and to enable it to meet its anticipated debt service requirements.

                             WESTPOINT STEVENS INC.


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On July 12, 1995, the United States District Court, Eastern District of North Carolina, granted final approval of the settlement of a class action lawsuit against J. P. Stevens & Co., Inc.("Stevens"). The action involved claims of racial discrimination in hiring, promotion and placement dating to the late 1960's. West Point - Pepperell, Inc., predecessor to the Company, assumed liability for this litigation upon its acquisition of Stevens. The settlement requires payment of $20 million to the class, payable in three equal installments, plus certain other fees and costs. Payments of the first two installments have been made; the remaining installment is due January 1, 1997.

The Company is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and non-hazardous substances and wastes used in or resulting from its operations and potential remediation obligations thereunder. Certain of the Company's facilities (including certain facilities no longer owned or utilized by the Company) have been cited or are being investigated with respect to alleged violations of such laws and regulations. The Company believes that it has adequately provided in its financial statements for any expenses and liabilities that may result from such matters. The Company also is insured with respect to certain of such matters. The Company's operations are governed by laws and regulations relating to employee safety and health which, among other things, establish exposure limitations for cotton dust, formaldehyde, asbestos and noise, and regulate chemical and ergonomic hazards in the workplace. Although the Company does not expect that compliance with any such laws and regulations will adversely affect the Company's operations, there can be no assurance such regulatory requirements will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such requirements.

The Company and its subsidiaries are involved in various other legal proceedings, both as plaintiff and as defendant, which are normal to its business.

It is the opinion of management that the aforementioned actions and claims, if determined adversely to the Company, will not have a material adverse effect on the financial condition or operations of the Company taken as a whole.

                                        WESTPOINT STEVENS INC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1996 Annual Meeting of Stockholders was held on May 15, 1996. At the 1996 Annual Meeting, the following matters were voted upon by the stockholders:

     1.    Election of two directors to serve for a term of three years.

     2. Approval of the adoption of the Company's 1995 Key Employee Stock Bonus Plan.

     3. Ratification of appointment of Ernst & Young LLP, independent certified public accountants, as auditors of the Company for fiscal 1996.

The following is a table setting forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non votes, as to each of the above matters:

     1.    Election of Directors

                                                                                  Authority
                  Nominee                          For                             Withheld
           ---------------------           -------------------                ------------------
           Gerald B. Mitchell                     25,602,049                        487,358
           Phillip Siegel                         25,599,896                        489,511



     2.  Approval of 1995 Key Employee Stock Bonus Plan

                   For                           Against                           Abstain
           -------------------              ------------------               -------------------
               24,739,294                         941,970                          126,517



     3.  Appointment of Ernst & Young LLP

                   For                           Against                           Abstain
           -------------------              ------------------               -------------------
                26,065,927                        14,753                           8,727

                            WESTPOINT STEVENS INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.)  Exhibits

     Exhibit
     Number                                         Description of Exhibit
     ------    ------------------------------------------------------------------------------------------------
     10.41                WestPoint Stevens Inc. 1995 Key Employee Stock Bonus Plan (as amended),  incorporated by reference to the Company's 1996 Proxy Statement (Commission File No. 0-21496) filed by the
                          Company with the Commission on April 3, 1996

     11                   Statement re: Computation of earnings per share

     27                   Financial Data Schedule (for SEC use only)


b.) No report on Form 8-K was filed by the Company during the quarter ended June 30, 1996.

                            WESTPOINT STEVENS INC.





                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: August 9, 1996                WESTPOINT STEVENS INC.
                                   ------------------------
                                        Registrant





                                         /s/ Morgan M. Schuessler
                                    ----------------------------------
                                           Morgan M. Schuessler
                                    Executive Vice President-Finance
                                      and Chief Financial Officer

                            WESTPOINT STEVENS INC.




                                 EXHIBIT INDEX


Exhibit                                                                                                  Page
Number                                                                                                   Number
- ------                                                                                                   ------
10.41                     WestPoint Stevens Inc. 1995 Key Employee Stock
                          Bonus Plan (as amended), incorporated by reference
                          To the Company's 1996 Proxy Statement (Commission
                          File No. 0-21496) filed by the Company with the
                          Commission on April 3, 1996                                                     -

11                        Statement re: Computation of earnings per share                                21

27                        Financial Data Schedule (for SEC use only)                                     22