Form 10-Q
period 1996-09-30
WESTPOINT STEVENS INC
filed 1996-11-07
CIK 852952

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                                 Yes X   No
                                    ----   ----

Common shares outstanding at October 21, 1996: 31,013,158 shares of Common Stock, $.01 par value.

                                      INDEX


                                                                                                 PAGE NO.
                                                                                                 --------
PART I.           FINANCIAL INFORMATION

                  Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets:
                           September 30, 1996 (Unaudited)
                           and December 31, 1995                                                          3

                  Condensed Consolidated Statements of
                           Operations (Unaudited); Three and Nine
                           Months Ended September 30, 1996 and 1995                                       4

                  Condensed Consolidated Statements of Cash
                           Flows (Unaudited); Nine Months
                           Ended September 30, 1996 and 1995                                              5

                  Condensed Consolidated Statements of
                           Stockholders' Equity (Deficit) (Unaudited);
                           Nine Months Ended September 30, 1996                                           6

                  Notes to Condensed Consolidated Financial
                           Statements (Unaudited)                                                     7 - 8


                  Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                             9 - 15


PART II.          OTHER INFORMATION


                  Item 1.  Legal Proceedings                                                             16


                  Item 4.  Submission of Matters to a Vote of Security Holders                           16


                  Item 5.  Other Information                                                             17


                  Item 6.  Exhibits and Reports on Form 8-K                                              17

                             WESTPOINT STEVENS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                        SEPTEMBER 30,      DECEMBER 31,
                                                            1996               1995
                                                         -----------       -----------
                                                         (UNAUDITED)
ASSETS
Current Assets
     Cash and cash equivalents ....................      $     5,197       $     7,987
     Accounts receivable ..........................          103,790            82,933
     Inventories ..................................          319,705           320,468
     Prepaid expenses and other current assets ....           13,264            19,506
                                                         -----------       -----------
Total current assets ..............................          441,956           430,894

Property, Plant and Equipment, net ................          675,763           684,185

Other Assets
     Deferred financing fees ......................           24,078            26,987
     Investments and other assets .................              899               902
                                                         -----------       -----------
                                                         $ 1,142,696       $ 1,142,968
                                                         ===========       ===========



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
     Senior Credit Facility .......................      $    47,500       $    73,000
     Accrued interest payable .....................           26,284             6,643
     Trade accounts payable .......................           53,389            75,020
     Other accounts payable and accrued liabilities          171,503           160,532
                                                         -----------       -----------
Total current liabilities .........................          298,676           315,195

Long-Term Debt ....................................        1,075,000         1,075,000

Noncurrent Liabilities
     Deferred income taxes ........................          152,586           136,755
     Other liabilities ............................          105,505           121,955
                                                         -----------       -----------
Total noncurrent liabilities ......................          258,091           258,710

Stockholders' Equity (Deficit) ....................         (489,071)         (505,937)
                                                         -----------       -----------
                                                         $ 1,142,696       $ 1,142,968
                                                         ===========       ===========


                             See accompanying notes

                             WESTPOINT STEVENS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                      SEPTEMBER 30,                  SEPTEMBER 30,
                                                 ----------------------      --------------------------
                                                   1996          1995           1996            1995
                                                 --------     ---------      ----------     -----------

Net sales ..................................     $464,785     $ 454,347      $1,268,763     $ 1,227,094
Cost of goods sold .........................      352,559       345,838         975,795         941,392
                                                 --------     ---------      ----------     -----------

     Gross earnings ........................      112,226       108,509         292,968         285,702

Selling, general and administrative expenses       51,931        52,329         153,459         154,547
Amortization of excess reorganization value          --          59,229            --           177,675
                                                 --------     ---------      ----------     -----------

     Operating earnings (loss) .............       60,295        (3,049)        139,509         (46,520)

Interest expense ...........................       25,797        25,501          77,171          76,425
Other expense, net .........................          661           806           2,011           2,276
                                                 --------     ---------      ----------     -----------

     Income (loss) from operations before
          income tax expense ...............       33,837       (29,356)         60,327        (125,221)

Income tax expense .........................       12,125        11,500          21,925          20,500
                                                 --------     ---------      ----------     -----------

     Net income (loss) .....................     $ 21,712     $ (40,856)     $   38,402     $  (145,721)
                                                 ========     =========      ==========     ===========

Net income (loss) per common share .........     $    .68     $   (1.26)     $     1.20     $     (4.43)
                                                 ========     =========      ==========     ===========

Average number of common and common
     equivalent shares outstanding .........       31,825        32,551          31,882          32,876
                                                 ========     =========      ==========     ===========







                             See accompanying notes

                             WESTPOINT STEVENS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                   1996             1995
                                                              -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ............................           $    38,402       $  (145,721)
     Adjustment to reconcile net income (loss) to net cash
         provided by (used for) operating activities:
           Amortization of excess reorganization value               --             177,675
           Depreciation and other amortization ....                58,586            65,541
           Deferred income taxes ..................                16,149            17,938
           Changes in working capital .............               (23,748)          (79,011)
           Other - net ............................               (13,474)           (9,165)
                                                              -----------       -----------

Net cash provided by operating activities .........                75,915            27,257
                                                              -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures .........................               (50,643)          (54,440)
     Net proceeds from sale of assets .............                   415             3,012
                                                              -----------       -----------

Net cash used for investing activities ............               (50,228)          (51,428)
                                                              -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Senior Credit Facility:
           Borrowings .............................               418,000           351,500
           Repayments .............................              (443,500)         (335,000)
     Net proceeds from Trade Receivables Program ..                20,045            32,672
     Purchase of common stock for treasury ........               (24,125)          (27,052)
     Proceeds from issuance of stock ..............                 1,103             2,486
     Redemption of purchase rights ................                  --                 (33)
                                                              -----------       -----------

Net cash provided by (used for) financing activities              (28,477)           24,573
                                                              -----------       -----------

Net increase (decrease) in cash and cash equivalents               (2,790)              402
Cash and cash equivalents at beginning of period ..                 7,987             1,956
                                                              -----------       -----------

Cash and cash equivalents at end of period ........           $     5,197       $     2,358
                                                              ===========       ===========


                             See accompanying notes

                             WESTPOINT STEVENS INC.

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)






                                                       COMMON
                                                        STOCK
                                                     AND CAPITAL
                                                         IN                                               MINIMUM
                                                      EXCESS OF       TREASURY STOCK                      PENSION
                                             COMMON      PAR       ---------------------   ACCUMULATED   LIABILITY
                                             SHARES     VALUE       SHARES       AMOUNT      DEFICIT     ADJUSTMENT     TOTAL
                                             ------   ---------    --------    ---------    ---------    ---------    ---------
Balance, December 31, 1995 ...............   34,597   $ 327,850      (2,621)   $ (41,051)   $(760,733)   $ (32,003)   $(505,937)
     Exercise of management stock
        options including tax benefit ....       92       1,303        --           --           --           --          1,303
     Issuance of stock pursuant to Stock
          Bonus Plan including tax benefit       --          16          60        1,270         --           --          1,286
     Purchase of treasury shares .........       --          --      (1,068)     (24,125)        --           --        (24,125)
     Net income ..........................       --          --        --           --         38,402         --         38,402
                                             ------   ---------    --------    ---------    ---------    ---------    ---------
Balance, September 30, 1996 ..............   34,689   $ 329,169      (3,629)   $ (63,906)   $(722,331)   $ (32,003)   $(489,071)
                                             ======   =========    ========    =========    =========    =========    =========







                             See accompanying notes

                             WESTPOINT STEVENS INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for WestPoint Stevens Inc. (the "Company") for the year ended December 31, 1995.


2.  INVENTORIES

The Company uses the last-in, first-out ("LIFO") method of accounting for substantially all inventories for financial reporting purposes. Interim determinations of LIFO inventories are necessarily based on management's estimates of year-end inventory levels and costs. Subsequent changes in these estimates, including the final year-end LIFO determination, and the effect of such changes on earnings are recorded in the interim periods in which they occur.

Inventories consisted of the following at September 30, 1996 and December 31, 1995 (in thousands of dollars):

                                               SEPTEMBER 30,     DECEMBER 31,
                                                   1996               1995
                                               -----------       -----------
           Finished goods                      $   144,285       $   145,790
           Work in progress                        125,880           123,878
           Raw materials and supplies               75,509            68,138
           LIFO reserve                            (25,969)          (17,338)
                                               -----------       -----------
                                               $   319,705       $   320,468
                                               ===========       ===========

                             WESTPOINT STEVENS INC.


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



3.  INDEBTEDNESS AND FINANCIAL ARRANGEMENTS

Indebtedness is as follows (in thousands of dollars):

                                                        SEPTEMBER 30,        DECEMBER 31,
                                                            1996                1995
                                                         -----------       -----------
Short-term indebtedness
      Senior Credit Facility
            Revolver                                     $    47,500       $    73,000
                                                         ===========       ===========


Long-term indebtedness
      Senior Credit Facility
            Revolver                                     $    50,000       $    50,000
      8-3/4% Senior Notes due 2001                           400,000           400,000
      9-3/8% Senior Subordinated Debentures
         due 2005                                            550,000           550,000
      9% Sinking Fund Debentures due 2017                     75,000            75,000
                                                         -----------       -----------

                                                         $ 1,075,000       $ 1,075,000
                                                         ===========       ===========



At September 30, 1996 and December 31, 1995, $141 million and $121 million, respectively, of accounts receivable had been sold pursuant to a trade receivables program (the "Trade Receivables Program") and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

The table below sets forth net sales, gross earnings, operating earnings (loss), interest expense and net income (loss) of the Company for the three and nine months ended September 30, 1996 and 1995 (in millions of dollars and as percentages of net sales).


                                                   THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      SEPTEMBER 30,                SEPTEMBER 30,
                                                 ----------------------      --------------------------
                                                   1996         1995             1996           1995
                                                 --------     ---------      ----------     -----------
Net sales:
      Home Fashions ........................     $  412.7     $   400.4      $  1,102.7     $   1,051.6
      Alamac Knits Subsidiary ..............         52.1          54.0           166.1           175.5
                                                 --------     ---------      ----------     -----------
      Total ................................     $  464.8     $   454.4      $  1,268.8     $   1,227.1
Gross earnings .............................     $  112.3     $   108.5      $    293.0     $     285.7
Operating earnings (loss) ..................     $   60.3     $    (3.0)     $    139.5     $     (46.5)
Interest expense ...........................     $   25.8     $    25.5      $     77.2     $      76.4
Net income (loss) ..........................     $   21.7     $   (40.9)     $     38.4     $    (145.7)
Gross margin ...............................         24.1%         23.9%           23.1%           23.3%
Operating earnings (loss) before
      amortization of excess reorganization
      value:
            Home Fashions ..................     $   59.3     $    58.3      $    135.9     $     128.1
            Alamac Knits Subsidiary ........          1.0          (2.1)            3.6             3.1
                                                 --------     ---------      ----------     -----------
            Total ..........................     $   60.3     $    56.2      $    139.5     $     131.2
Operating margins before amortization of excess
       reorganization value:
            Home Fashions ..................         14.4%         14.6%           12.3%           12.2%
            Alamac Knits Subsidiary ........          2.0%           --%            2.2%            1.8%
            Total ..........................         13.0%         12.4%           11.0%           10.7%


                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS:  THREE MONTHS ENDED SEPTEMBER 30, 1996

NET SALES. Net sales for the three months ended September 30, 1996 increased $10.4 million, or 2.3%, to $464.8 million compared with net sales of $454.4 million for the three months ended September 30, 1995. Home Fashions net sales of $412.7 million were $12.3 million, or 3.1%, higher than net sales for the third quarter of 1995, and resulted primarily from higher unit volume in the 1996 period compared with the 1995 period. Alamac Knits Subsidiary net sales of $52.1 million were $1.9 million, or 3.5%, lower than net sales for the third quarter of 1995, and resulted primarily from lower unit volume offset somewhat by better pricing in the 1996 period compared with the 1995 period.

GROSS EARNINGS/MARGINS. Gross earnings for the three months ended September 30, 1996 of $112.3 million increased $3.8 million, or 3.4%, compared with $108.5 million for the same period of 1995 and reflect gross margins of 24.1% in the 1996 period compared with 23.9% in the 1995 period. Gross earnings and gross margins increased in the third quarter of 1996 primarily as a result of the increase in Home Fashions unit volume and better pricing for Alamac Knits Subsidiary offset somewhat by a wage increase effective at the beginning of the second quarter, higher raw material costs and lower Alamac Knits Subsidiary unit volume compared with the same period last year.

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses decreased $0.4 million in the third quarter of 1996 compared with the same period last year, and as a percentage of net sales represent 11.2% in 1996 and 11.5% in 1995. The decrease in the third quarter of 1996 is due primarily to lower selling and trade receivables program expenses along with lower administrative expenses offset somewhat by higher advertising expense in the third quarter of 1996 compared with the same period last year.

Operating earnings were $60.3 million in the third quarter of 1996 compared with an operating loss of $3 million for the third quarter of 1995 which includes the amortization of excess reorganization value of $59.3 million. Operating earnings increased as a result of the increase in gross earnings, the decrease in selling, general and administrative expenses, and the complete amortization of excess reorganization value in 1995 as discussed herein.

INTEREST EXPENSE. Interest expense for the three months ended September 30, 1996 of $25.8 million increased $0.3 million compared with interest expense for the three months ended September 30, 1995. The increase is due primarily to higher average debt levels in the 1996 third quarter compared with the corresponding 1995 average debt levels offset somewhat by lower interest rates on the Company's variable rate bank debt.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS:  THREE MONTHS ENDED SEPTEMBER 30, 1996 (CONTINUED)

OTHER EXPENSE, NET. Other expense, net in the third quarter of 1996 of $0.6 million decreased $0.2 million compared with the 1995 period and consists primarily of the amortization of deferred financing fees of $1 million less certain miscellaneous income items.

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes, nondeductible items and the effects of amortization of excess reorganization value in 1995.

NET INCOME. Net income for the third quarter of 1996 was $21.7 million, or $.68 per share. In the third quarter of 1995, the net loss was $40.9 million, or $1.26 per share, including amortization of excess reorganization value of $59.3 million, or $1.82 per share. Excess reorganization value was completely amortized in 1995.

Per share amounts are based on 31.8 million and 32.6 million average common and common equivalent shares outstanding for the 1996 and 1995 periods, respectively. The decrease in the average shares outstanding was primarily the result of the purchase by the Company of shares under the stock repurchase programs.

OPERATING EARNINGS BEFORE CERTAIN CHARGES. Operating earnings for the three months ended September 30, 1996 were $60.3 million, or 13% of sales, and increased $4.1 million, or 7.3%, compared with operating earnings (before the amortization of excess reorganization value) of $56.2 million, or 12.4% of sales, for the same period of 1995. The increase resulted from the increase in gross earnings and decrease in selling, general and administrative expenses discussed above. Home Fashions operating earnings for the third quarter of 1996 increased 1.7% to $59.3 million compared with $58.3 million for the same period of 1995 and reflect operating margins of 14.4% in 1996 and 14.6% in 1995. Alamac Knits Subsidiary operating earnings for the third quarter of 1996 were $1 million and were significantly better than the operating loss of $2.1 million in the third quarter of 1995.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS: NINE MONTHS ENDED SEPTEMBER 30, 1996

NET SALES. Net sales for the nine months ended September 30, 1996 increased $41.7 million, or 3.4%, to $1,268.8 million compared with net sales of $1,227.1 million for the nine months ended September 30, 1995. Home Fashions net sales of $1,102.7 million were $51.1 million, or 4.9%, higher than net sales for the first nine months of 1995, and resulted primarily from higher unit volume in the 1996 period compared with the 1995 period. Alamac Knits Subsidiary net sales of $166.1 million were $9.4 million, or 5.3%, lower than net sales for the first nine months of 1995, and resulted primarily from lower unit volume and pricing in the 1996 period compared with the 1995 period.

GROSS EARNINGS/MARGINS. Gross earnings for the nine months ended September 30, 1996 of $293 million increased $7.3 million, or 2.5%, compared with $285.7 million for the same period of 1995 and reflect gross margins of 23.1% in the 1996 period compared with 23.3% in the 1995 period. Gross earnings increased in the first nine months of 1996 primarily as a result of the increase in Home Fashions unit volume offset somewhat by a wage increase effective the beginning of the second quarter, higher raw material costs and lower Alamac Knits Subsidiary unit volume and pricing compared with the same period last year. Gross margins in 1996 decreased slightly compared with last year primarily as a result of the wage increase and higher raw material costs.

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses decreased $1.1 million in the first nine months of 1996 compared with the same period last year, and as a percentage of net sales represent 12.1% in 1996 and 12.6% in 1995. The decrease in the first nine months of 1996 is due primarily to lower selling and trade receivables program expenses along with lower administrative expenses offset somewhat by higher warehousing/shipping and advertising expenses.

Operating earnings were $139.5 million in the first nine months of 1996 compared with an operating loss of $46.5 million for the first nine months of 1995 which includes the amortization of excess reorganization value of $177.7 million. Operating earnings increased as a result of the increase in gross earnings, decrease in selling, general and administrative expenses and the complete amortization of excess reorganization value in 1995 as discussed herein.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 1996 of $77.2 million increased $0.8 million compared with interest expense for the nine months ended September 30, 1995. The increase is due primarily to higher average debt levels in the 1996 first nine months compared with the corresponding 1995 average debt levels offset somewhat by lower interest rates on the Company's variable rate bank debt.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS: NINE MONTHS ENDED SEPTEMBER 30, 1996 (CONTINUED)

OTHER EXPENSE, NET. Other expense, net in the first nine months of 1996 of $2 million decreased $0.3 million compared with the 1995 period and consists primarily of the amortization of deferred financing fees of $2.9 million less certain miscellaneous income items.

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes, nondeductible items and the effects of amortization of excess reorganization value in 1995.

NET INCOME. Net income for the first nine months of 1996 was $38.4 million, or $1.20 per share. In the first nine months of 1995, the net loss was $145.7 million, or $4.43 per share, including amortization of excess reorganization value of $177.7 million, or $5.40 per share. Excess reorganization value was completely amortized in 1995.

Per share amounts are based on 31.9 million and 32.9 million average common and common equivalent shares outstanding for the 1996 and 1995 periods, respectively. The decrease in the average shares outstanding was primarily the result of the purchase by the Company of shares under the stock repurchase programs.

OPERATING EARNINGS BEFORE CERTAIN CHARGES. Operating earnings for the nine months ended September 30, 1996 were $139.5 million, or 11% of sales, and increased $8.3 million, or 6.4%, compared with operating earnings (before the amortization of excess reorganization value) of $131.2 million, or 10.7% of sales, for the same period of 1995. The increase resulted from the increase in gross earnings and decrease in selling, general and administrative expenses discussed above. Home Fashions operating earnings for the first nine months of 1996 increased 6.1% to $135.9 million compared with $128.1 million for the same period of 1995 and reflect operating margins of 12.3% in 1996 and 12.2% in 1995. Alamac Knits Subsidiary operating earnings for the first nine months of 1996 were $3.6 million compared with $3.1 million for the first nine months of 1995 and reflect operating margins of 2.2% in 1996 and 1.8% in 1995.



EFFECTS OF INFLATION

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are expected to be cash from its operations and funds available under the Senior Credit Facility. At October 21, 1996, the maximum commitment under the Senior Credit Facility was approximately $350 million and the Company had unused borrowing availability under the Senior Credit Facility totaling approximately $257 million. The Senior Credit Facility contains covenants which, among other things, limit indebtedness and require the maintenance of certain financial ratios and minimum net worth as defined.

The Company's principal uses of cash for the next several years will be operating expenses, capital expenditures and debt service requirements related primarily to interest payments. The Company spent approximately $102 million in 1995 on capital expenditures and intends to invest approximately $95 million in 1996.

During the first nine months of 1996 the Company purchased approximately 1.1 million shares under the various stock repurchase programs, at an average price of $22.60 per share. In August 1996 the Board of Directors approved the purchase of up to one million additional shares of the Company's common stock, subject to the Company's debt limitation, which brings the total shares that have been approved for purchase to five million shares. At September 30, 1996, approximately 1.8 million shares remained to be purchased.

Cash contributions in 1996 to the Company's pension plans are estimated to total approximately $21.3 million compared with actual contributions in 1995 of $14.4 million, including the effect of the changes in the actuarial assumptions relating to the Company's pension plans.

The Company, through a "bankruptcy remote" receivables subsidiary, has a Trade Receivables Program which provides for the sale of accounts receivable, on a revolving basis. At September 30, 1996 and December 31, 1995, $141 million and $121 million, respectively, had been sold under this program and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The cost of the Trade Receivables Program in 1996 is estimated to total approximately $8 million and will be charged to selling, general and administrative expenses.

Debt service requirements for interest payments in 1996 are estimated to total approximately $103 million (excluding amounts related to the Trade Receivables Program) compared with interest payments of $101.2 million in 1995. There are no debt service requirements in 1996 related to scheduled principal amortization.

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

                             WESTPOINT STEVENS INC.


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On July 12, 1995, the United States District Court, Eastern District of North Carolina, granted final approval of the settlement of a class action lawsuit against J. P. Stevens & Co., Inc. ("Stevens"). The action involved claims of racial discrimination in hiring, promotion and placement dating to the late 1960's. West Point - Pepperell, Inc., predecessor to the Company, assumed liability for this litigation upon its acquisition of Stevens. The settlement requires payment of $20 million to the class, payable in three equal installments, plus certain other fees and costs. Payments of the first two installments have been made; the remaining installment is due January 1, 1997.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended September 30, 1996.

                             WESTPOINT STEVENS INC.


PART II - OTHER INFORMATION (CONTINUED)


ITEM 5.  OTHER INFORMATION

In connection with the provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") the Registrant may include Forward Looking Statements (as defined in the Reform Act) in oral or written public statements issued by or on behalf of the Registrant. These Forward Looking Statements may include, among other things, plans, objectives, projections, anticipated future economic performance or assumptions and the like which are subject to risks and uncertainties. The actual results or outcomes may differ materially from those discussed in the Forward Looking Statements. Such risks and uncertainties may be attributable to important factors which include but are not limited to the following: product margins may vary from those projected; raw material prices may vary from those assumed; additional reserves may be required for bad debts, returns, allowances, governmental compliance costs, or litigation; there may be changes in the performance of financial markets; unanticipated natural disasters could have a material impact upon results of operations; there may be changes in the general economic conditions which affect customer payment practices or consumer spending; competition for retail and wholesale customers, pricing and transportation of products may vary from time to time due to seasonal variations or otherwise; customer preferences for other companies' products can be affected by competition, or general market demand for domestic or imported goods; there could be an unanticipated loss of a material customer, or a material license; the availability and price of raw materials could be affected by weather, disease, energy costs or other factors; and the ability to project risk factors may vary. In addition, consideration should be given to any other risks discussed in other documents filed by the Registrant with the Securities and Exchange Commission.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.)   Exhibits

      Exhibit
      Number                            Description of Exhibit
      -------              -----------------------------------------------
      11                   Statement re: Computation of earnings per share

      27                   Financial Data Schedule(for SEC use only)


b.) The Company filed a current report on Form 8-K dated August 23, 1996 reporting under Item 5 the important factors which may cause actual results to vary from those which may be discussed in Forward Looking Statements (as defined in the Private Securities Reform Act of 1995) issued by or on behalf of WestPoint Stevens Inc.

                             WESTPOINT STEVENS INC.






                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  WESTPOINT STEVENS INC.
                                  ----------------------
                                     Registrant





                                  /s/ Morgan M. Schuessler
                                  ----------------------
                                     Morgan M. Schuessler
                               Executive Vice President-Finance
                                  and Chief Financial Officer

                             WESTPOINT STEVENS INC.




                                  EXHIBIT INDEX


Exhibit                                                                                                      Page
Number                                                                                                       Number
------                                                                                                       ------

11                         Statement re: Computation of earnings per share                                   20

27                         Financial Data Schedule                                                           21