Form 10-K405
period 1996-12-31
WESTPOINT STEVENS INC
filed 1997-02-13
CIK 852952

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-K
         (MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the fiscal year ended December 31, 1996

                                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period for ____________ to ____________

                           COMMISSION FILE NO. 0-21496

                             WESTPOINT STEVENS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                      36-3498354
   (State or other jurisdiction of                        (I.R.S. employer
    incorporation or organization)                       identification no.)

                507 WEST TENTH STREET, WEST POINT, GEORGIA 31833
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (706) 645-4000
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                        Name of each exchange
        Title of each class                              on which registered
        -------------------                              -------------------
    Common Stock, $.01 par value                                NASDAQ

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of the Registrant's knowledge, in definitive proxy or information incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $607,550,895 at February 3, 1997. The number of shares of Common Stock outstanding at February 3, 1997, was 30,916,288.

                  APPLICABLE ONLY TO REGISTRANTS INVOLVED IN A
             BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.      Yes  X                     No
                               ---                       ---

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's definitive proxy statement to be mailed to stockholders in connection with the registrant's May 14, 1997 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

================================================================================

                                TABLE OF CONTENTS

                                                                                                      Page No.
                                                                                                      --------
Item 1.  Business.......................................................................................   1

Item 2.  Properties.....................................................................................   8

Item 3.  Legal Proceedings..............................................................................   9

Item 4.  Submission of Matters to a Vote of Security Holders............................................  10

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters...........................  10

Item 6.  Selected Financial Data........................................................................  10

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........  13

Item 8.  Financial Statements and Supplementary Data....................................................  17

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........  38

Item 10. Directors and Executive Officers of the Registrant.............................................  38

Item 11. Executive Compensation.........................................................................  38

Item 12. Security Ownership of Certain Beneficial Owners and Management.................................  38

Item 13. Certain Relationships and Related Transactions.................................................  38

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................  38

ITEM 1. BUSINESS

WestPoint Stevens Inc., a Delaware corporation organized in 1987 (the "Company"), is engaged directly and indirectly through its subsidiaries in the manufacture, marketing and distribution of products in two industry segments: bed and bath home fashions products ("Home Fashions") and knitted fabrics for the apparel industry.

See "Reorganization," "Recent Developments," and "Item 8. Financial Statements and Supplementary Data" included elsewhere herein for information regarding certain matters concerning the bankruptcy reorganization of the Company (the "Reorganization") consummated on September 16, 1992 under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code"), the Company's recapitalization consummated in May 1993 (the "Recapitalization"), the Company's refinancings consummated in December 1993 (the "Refinancing") and November 1994 which resulted in the Company's present secured credit facility (the "Senior Credit Facility"), the public offering of trade receivables participation certificates by the Company's receivables subsidiary in May 1994 under a trade receivables program (the "Trade Receivables Program"), and the adoption by the Company of a second stock repurchase program in May 1995, which was expanded in November 1995, and further expanded in August 1996.

GENERAL

The Company manufactures and markets Home Fashions products for distribution to chain and department stores, mass merchants and specialty stores. Home Fashions products are manufactured and distributed under owned trademarks and pursuant to various licensing agreements. See "- Home Fashions - Trademarks and Licenses."

The Company's wholly-owned subsidiary, Alamac Knits Fabrics, Inc. ("Alamac"), produces knitted fabrics supplied primarily to manufacturers of men's, women's and children's apparel.

HOME FASHIONS

The Company is the largest producer in the domestic bed and bath towel market. The Company's management estimates that it has the largest market share (approximately 36%) in the domestic sheet and pillowcase market and the second largest market share (approximately 35%) in the domestic bath towel market. Such estimates are calculated by the Company based on United States government data (source: United States Census Bureau Current Industrial Report dated January 14,
1997), publicly available information about the Company's competitors and information in trade publications. In addition, according to such United States government data, each of these markets had over $1 billion in annual sales during each of the past five years. Home Fashions accounted for approximately 87% of the Company's consolidated net sales for the fiscal year ended December 31, 1996.

See Note 10 "Segment and Major Customer Information" in the Notes to Consolidated Financial Statements of the Company elsewhere herein for a summary of certain operating information for the Home Fashions segment. For a discussion of the Company's overall financial condition, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         PRODUCTS

The Company manufactures and markets a broad range of bed and bath products, including decorative sheets and towels, designer sheets and accessories, sheets and towels for institutions, blankets, private label sheets and towels, bedskirts, bedspreads, comforters, duvet covers, drapes, valances, throw pillows, shower curtains and table covers. Such products are made from a variety of fabrics, such as chambray, twill, sateen, flannel, linen, cotton and cotton blends and are available in a wide assortment of colors and patterns. The Company has positioned itself as a single-source supplier to retailers of bed and bath products, offering a broad assortment of products across multiple price points. Such product and price point breadth allows the Company to provide a comprehensive product offering for each major distribution channel.

         TRADEMARKS AND LICENSES

The Company's products are marketed under well-known and firmly established trademarks, brand names and private labels. The Company uses trademarks, trade names and private labels as merchandising tools to assist its customers in coordinating their product offerings and differentiating their products from those of their competitors. Home Fashions' trademarks include ATELIER MARTEX(R), MARTEX(R), UTICA(R), STEVENS(TM), LADY PEPPERELL(R) and VELLUX(R). In addition, certain Home Fashions' products are manufactured and sold pursuant to licensing agreements under designer names that include, among others, Ralph Lauren, Sanderson, Larry Laslo, Julie Ingleman and Halston.

A portion of the Company's sales are derived from licensed designer brands. The license agreements for the Company's designer brands generally are for a term of two or three years; some of the licenses are automatically renewable for additional periods, provided that certain sales thresholds set forth in the license agreements are met. No single license has accounted for more than 9% of the Company's total sales volume during any of the last five fiscal years. Although the Company has no reason to believe that it will lose any of its licenses, the loss of a significant license could have an adverse effect upon the Company's business, which could be material. The following are the expiration dates for the licensing agreements discussed above: Ralph Lauren, December 31, 1997; Sanderson, March 31, 1998; Larry Laslo, March 31, 1998; Julie Ingleman, December 31, 1997; and Halston, December 31, 1998.

         MARKETING

The Company is committed to developing and maintaining integral relationships with its customers through "Strategic Partnering," a program designed to improve customers' operating results by leveraging the Company's merchandising, manufacturing and inventory management skills. Strategic Partnering includes Electronic Data Interchange ("EDI") direct electronic entry systems, "Quick Response" and "Vendor Managed Inventory" customer delivery programs and point-of-sale processing. The Company incorporates Strategic Partnering into its planning, manufacturing and shipping systems, in order to enable it to efficiently and economically anticipate and respond to customers' inventory requirements. As a result, the Company is better able to plan and forecast its own production and inventory requirements. Sales of the Company's Home Fashions products in the United States are conducted by business units consisting of marketing, merchandising, management information systems, finance and sales staff members under the supervision of an account executive. Business units are linked by a centralized manufacturing logistics and planning group and designer and administration groups. Each business unit focuses on one of the following channels of distribution: mass merchants; department and specialty stores; custom brands; Ralph Lauren; health and hospitality institutions; international and other. This organization allows the Company to tailor its services and resources to the different requirements of each channel of distribution and customer.

The Company works closely with its major customers to assist them in merchandising and promoting its products to the consumer. In addition, the Company periodically meets with its customers in an effort to maximize product exposure and sales and to jointly develop merchandise assortments and plan promotional events specifically tailored to the customer. The Company provides merchandising assistance with store layouts, fixture designs, advertising and point-of-sale displays. The Company also provides its customers with suggested customized advertising materials designed to increase its product sales.

Approximately 90% of the Home Fashions' sales are made to retail establishments in the United States, including chain and department stores, mass merchants, and specialty bed and bath stores. Finished products are distributed to retailers directly from the Company's plants. Distribution to hospitals and other healthcare establishments accounts for most of the remaining portion of the Home Fashions' sales. Certain institutional products also are sold directly and through distributors to major hotel and motel chains, and to laundry supply businesses. In addition to domestic sales, the Company distributes its Home Fashions products for eventual sale to certain foreign markets, principally Canada, Mexico, the United Kingdom, continental Europe, the Middle East and the Far East. International operations accounted for less than 5% of the total revenues of Home Fashions in 1996. In January 1997, the Company purchased P.J. Flower & Co. Limited ("Flower") through a recently formed English subsidiary. Flower is an English company that manufactures, markets and distributes home fashions products in Europe and had approximately $20 million in annual sales for 1996. The Company intends to continue its efforts to increase its foreign sales.

In addition, certain products of the Company are sold through WestPoint Stevens Stores Inc., a wholly-owned subsidiary of the Company ("WestPoint Stores"). WestPoint Stores currently consists of 36 geographically dispersed, value-priced outlets, some of which are located in factory outlet shopping centers. The products sold in WestPoint Stores are first quality (including overstocks), seconds, discontinued items and other products.

         INVENTORY MANAGEMENT, ELECTRONIC COMMUNICATION AND DELIVERY

The Company uses EDI, Quick Response and Vendor Managed Inventory replenishment programs, point-of-sale data and the latest available technology in retail warehouse and shelf space management to minimize inventory and maximize floor stock turnover for its customers. The Company's EDI system allows customers to place orders, and allows the Company to fill, track and bill orders, all by computer. This system enables the Company to ship products on a Quick Response basis so that customers can maintain lower inventories and react rapidly to changes in product demand. In addition, the Company is using Vendor Managed Inventory and dedicating certain manufacturing facilities to servicing key strategic customers. The Company anticipates that these programs will result in lower transportation expense and reduced distribution complexities for its customers. Through the use of the Nielsen Spaceman III space analysis program, the Company supports its customers' efforts to improve operating results through efficient inventory and shelf space management. The Company's objective is to provide its customers with 100% delivery reliability in terms of order quantities and delivery schedules. The Company believes that the use of in-house transportation has enabled the Company to maintain a high level of on-time delivery.

         CUSTOMERS

The Company is pursuing strategic relationships with large, high volume merchandisers. An important component of the Company's strategy is to increase its share of shelf and floor space by strengthening its partnership with its customers. The Company is working closely with retailers and is sharing information and business practices with them to improve service and achieve higher profitability for both the retailer and the Company.

The Company's Home Fashions products are sold to chain stores, including, among others, J.C. Penney Company, Inc. ("J.C. Penney"), and Sears Roebuck & Co., Inc. ("Sears"); mass merchants such as Wal-Mart Stores, Inc. ("Wal-Mart"), Kmart Corporation ("Kmart") and Target Stores (a division of Dayton Hudson Corporation); and department and specialty stores, including Federated Department Stores and Mervyn's (also a division of Dayton Hudson Corporation). The above named customers, which are the Company's six largest customers, accounted for approximately 54% of the net sales of Home Fashions and 47% of the net sales of the Company during the fiscal year ended December 31, 1996. Sales to the Dayton Hudson Corporation and to J.C. Penney each represented approximately 11% of the net sales of the Company in 1996. Each of such customers has purchased goods from the Company in each of the last 10 years. Although the Company has no reason to believe that it will lose the business of any of its largest customers, a loss of any of the largest accounts (or a material portion of any thereof) would have an adverse effect upon the Company's business, which could be material.

ALAMAC

Alamac manufactures and sells knitted fabrics primarily to manufacturers of men's, women's and children's apparel. Based on United States government data (source: United States Census Bureau Current Industrial Report dated September 3, 1996), publicly available information about Alamac's competitors and information in trade publications, management believes that Alamac supplies approximately 11% of the knitted fabric in the markets it serves. Alamac accounted for approximately 13% of the Company's net sales for the fiscal year ended December 31, 1996.

See Note 10 "Segment and Major Customer Information" in the Notes to Consolidated Financial Statements of the Company elsewhere herein for a summary of certain operating information for Alamac. For a discussion of the

Company's overall financial condition, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."


         PRODUCTS

Alamac's knitted fabrics are available in a full range of colors, pattern layouts and weight/width options and are produced in 50/50 poly-cotton, 100% cotton and cotton-rich blends. Primary fabrications are jersey, interlock, fleece, double knit and rib. Alamac's current product mix is comprised of piece-dyed solids and yarn-dyed fancies. These products are sold under the Alamac name to branded and private label manufacturers. Alamac markets highly-styled, customized seasonal knit lines. Support services include seasonal color and fabric direction, conceptual fashion lines, computerized design capability, rapid sample production, customized delivery schedules, EDI and customer service programs. Alamac has recently begun to pursue Vendor Managed Inventory opportunities.

Alamac develops exclusively designed knitted lines to meet the fashion needs of both apparel manufacturers and retailers. Alamac receives additional fashion input from its customers who work closely with Alamac throughout the styling process in developing new fabrics which address the customers' needs in terms of design, fiber content, texture, weight and price. Alamac manufactures its products pursuant to each customer's specifications. As a result, risks associated with maintaining high levels of inventory are reduced at Alamac. Alamac's product strategy has been to emphasize high quality and fashion-oriented customized seasonal knitted fabric lines. Alamac pioneered the use of CAD/CAM (computer aided design/computer aided manufacturing) design technologies which have reduced product development time and expense and have enabled Alamac to deliver fabric samples in as little as two weeks.

         PATENTS AND TRADEMARKS

The Company and its subsidiaries own other United States trademarks used in Alamac's operations, including ALAMAC(R) and ALASET(TM). In addition, Alamac produces a full range of SANITECH(TM) knit fabrics with an antimicrobial treatment.

         MARKETING

Alamac currently sells to branded and private label manufacturers including Health-Tex, Inc., Osh-Kosh B'Gosh, Inc., and Garan, Inc. Alamac currently sells 35% of its fabrics to the childrenswear manufacturers, 31% to the womenswear manufacturers, and 34% to the menswear manufacturers. In addition, Alamac is focusing its efforts to increase sales in speciality markets such as manufacturers of employee uniforms and golf apparel and on the higher-margin specialty retailer segment, including manufacturers of coordinated sportswear. In light of this strategic shift, Alamac has increased its capabilities to manufacture 100% cotton knits. Alamac has established and maintained credibility with its customers through Strategic Partnering relationships that employ EDI, Quick Response and point-of-sale data.

Alamac's sales force, headquartered in New York City with regional offices in Atlanta, Dallas and Los Angeles, sells to and services approximately 250 accounts primarily throughout the United States market and, to a lesser degree, the Caribbean basin, Mexico and Europe. The sales force is organized by specific product lines (childrenswear, womenswear and menswear), with a manager and sales team responsible for accounts within each product line. In addition, two separate sales teams cover the retail/chain market and the international market. The sales force works closely with Alamac's merchandising department to ensure market exposure and follow-up of ongoing product styling. Costing, order delivery schedules, product forecasting and specific customer needs also are addressed by the sales teams.

Alamac distributes its knitted fabrics from a centralized distribution center located in Lumberton, North Carolina. Alamac believes that the use of Company transportation has enabled it to maintain a high level of on-time delivery of fabrics. Alamac also exports knitted fabrics to the Caribbean basin, Mexico and Europe.

         CUSTOMERS

No single customer of Alamac represented 10% or more of the net sales of the Company for the fiscal year ended December 31, 1996. Although Alamac's management has no reason to believe that it will lose the business of any of its largest customers, a loss of any of Alamac's largest accounts (or a material portion of any thereof) could have a significant effect on Alamac's business. Management does not believe, however, that any such loss would have an adverse effect on the Company's business taken as a whole.

Alamac also supports a close working relationship with major retailers to provide fabric, fashion and color direction, quality standard specifications and customer service programs where required. Retail chains and catalog houses that also are important to Alamac's distribution are: Wal-Mart; J.C. Penney; KMart; Mervyn's; Target Stores; Lands' End, Inc.; Sears; and L.L. Bean, Inc.

MANUFACTURING

The Company currently uses the latest manufacturing and distribution equipment and technologies in its mills. Management therefore believes that the Company is one of the most efficient manufacturers in the home fashions industry. Over the past five years, the Company has spent approximately $453 million to modernize its manufacturing and distribution systems and has spent approximately $100 million of that amount during 1996. The capital expenditures have been used to, among other things, replace shuttle looms with faster, more efficient projectile and air jet looms, replace ring spinning with open-end and air jet spinning, purchase new high speed multicolor printing equipment, and further automate the Company's cut and sew operations. Air jet and projectile looms produce at higher speeds than shuttle looms, yielding fewer defects, requiring less maintenance and providing cleaner and safer working environments. Using air jet technology, compressed air propels the filling yarn at high speeds, with robotics handling fabric cutting and tucking. The Company's new open-end spinning machines use computerized monitors and sensors which track and analyze the work, streamline information gathering and detect defects immediately to improve yarn quality. The Company intends to invest $125 million in capital improvements in the aggregate in 1997 which includes the continued conversion of the Company's older projectile looms to higher speed air jet looms, construction and installation of dyeing and finishing plant and equipment, and automated fabricating equipment and distribution management systems which will further eliminate labor-intensive and costly manufacturing steps and improve distribution efficiency. These capital programs have resulted, and are expected to continue to result, in improved product quality, increased efficiency and capacity, lower costs and quicker response time to customer orders. The Company utilizes 21 manufacturing facilities, all of which are owned by the Company and located primarily in the Southeastern United States and with the acquisition of P.J. Flower & Co. Limited, leases one manufacturing facility in England. See "Item 2. Properties."

Alamac maintains a vertically integrated operation, with five manufacturing plants located in North Carolina and South Carolina.

RAW MATERIALS

The principal raw materials used in the manufacture of Home Fashions and Alamac products are cotton of various grades and staple lengths and polyester in staple and filament form. Cotton and polyester presently are available from several sources in quantities sufficient to meet the Company's requirements. The Company is not dependent on any one supplier as a source of raw materials. Since cotton is an agricultural product, its supply and quality are subject to weather patterns, disease and other factors. The price of cotton is also influenced by supply and demand considerations, both domestically and worldwide, and by the cost of polyester. Although the Company has always been able to acquire sufficient quantities of cotton for its operations in the past, any shortage in the cotton supply by reason of weather, disease or other factors could adversely affect the Company's operations. The price of man-made fibers such as polyester is influenced by demand, manufacturing capacity and costs, petroleum prices, cotton prices and the cost of polymers used in producing man-made fibers. Any significant prolonged petrochemical shortages could significantly affect the availability of man-made fibers and cause a substantial increase in demand for cotton, resulting in decreased availability and, possibly, increased price. The Company also purchases substantial quantities of dyes and chemicals. Dyes and chemicals have been and are expected to continue to be available in sufficient supply from a wide variety of sources.

SEASONALITY; INVENTORY; CYCLICALITY

Traditionally, the home fashions industry has been seasonal, with peak sales seasons in the spring and fall. The Company's commitment to EDI, Quick Response, and Vendor Managed Inventory, however, has facilitated, in the Home Fashions segment, a more even distribution of products throughout the calendar year. Alamac's fashion lines are developed for two primary retail selling seasons: spring and fall. Two supplemental lines are added for the transitional seasons of summer and the Christmas/winter holiday season. Historically, Alamac's customer orders are stronger during the first four months of the calendar year, corresponding to demand for fabrics to be sold (as finished apparel) during the following fall retail selling season and orders generally increase again from July through October in anticipation of the spring retail season.

In accordance with industry practice, the Company increases its Home Fashions' inventory levels during the winter and summer to meet customer demands for the spring and fall peak seasons. These increases, however, are moderate due to continued improvements in EDI and Quick Response, which have reduced the need to stockpile inventory to meet peak season demands. Because Alamac produces fabrics to meet specific customer orders and specifications, more than 95% of its sales are made to order. There are no major fluctuations in Alamac's inventory during the production seasons of the calendar year. Alamac is therefore not generally subject to risks associated with maintaining high inventory levels.

The home fashions and apparel fabrics industries are also cyclical. While the Company's performance may be negatively affected by downturns in consumer spending, management believes the effects thereof are mitigated by the Company's large market shares and broad distribution base.

BACKLOG ORDERS

The backlog of Home Fashions' unfilled customer orders believed by management to be firm was approximately $97.9 million at February 1, 1997, as compared with approximately $74.8 million at February 3, 1996. Alamac's backlog of unfilled customer orders believed by management to be firm was approximately $29.8 million at February 1, 1997, as compared with approximately $21.6 million at February 3, 1996. The Company does not believe that its backlogs are a meaningful indicator of its future business.

COMPETITION

Both the home fashions and the apparel fabrics industries are highly competitive. In both segments, the Company competes on the basis of price, quality and customer service, among other factors. In the sheet and towel markets, the Company competes primarily with Fieldcrest Cannon, Inc. ("Fieldcrest Cannon") and Springs Industries, Inc. ("Springs"). In the other bedding and accessories markets, the Company competes with many companies, most of which are much smaller in size than the Company. The Company has pursued a competitive strategy focused on providing the best fashion, quality, service and value to its customers and to the ultimate consumer. The Company believes that competition from foreign manufacturers does not materially impact the current operations of Home Fashions.

Alamac has built customer loyalty and expanded its competitive edge by focusing on competitive pricing, product innovation, product quality, on-time delivery, customized Quick Response programs, EDI, customized fabric design, fashion direction and individualized customer service programs. Alamac's direct competitors consist of other domestic and foreign knitting mills, converters, commission knit package operations and vertically integrated apparel manufacturers. Major domestic competitors include the Dyersburg Corporation, the Stevcoknit Division of Delta Woodside Industries, Inc. and the Caro Knit Group of Dixie Yarns, Inc. While competition from foreign manufacturers has not materially impacted the operations of Alamac, competition from foreign manufacturers of finished knitted fabric and garments are expected to increase in future years and may impact the markets in which Alamac's customers compete.

The Company does not believe that there is any significant foreign competition with its current operations. There can be no assurance, however, if such foreign competition develops that the Company will effectively compete.

OTHER OPERATIONS

The Company's operations include Grifftex Chemicals ("Grifftex"). Grifftex formulates chemicals primarily used in the Company's finishing processes. Grifftex does not represent a material portion of the Company's business.

RESEARCH AND DEVELOPMENT

Management believes that research and development in product innovation and differentiation is important to maintain the Company's competitive edge. The Company continually seeks to develop new specialty finishing techniques that would improve fabric quality and enhance fabric aesthetics. Research also is conducted to develop new products in response to changing customer demands and environmental concerns. The Company did not make any material expenditures for Company sponsored research and development activities during the last three fiscal years.

ENVIRONMENTAL MATTERS

The Company is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and non-hazardous substances and wastes used in or resulting from its operations, including, but not limited to, the Water Pollution Control Act, as amended; the Clean Air Act, as amended; the Resource Conservation and Recovery Act, as amended; the Toxic Substances Control Act; and the Comprehensive Environmental Response, Compensation and Liability Act (known as "CERCLA"), as amended.

The Company's operations also are governed by laws and regulations relating to employee safety and health, principally the Occupational Safety and Health Act and regulations thereunder which, among other things, establish exposure limitations for cotton dust, formaldehyde, asbestos and noise, and regulate chemical and ergonomic hazards in the workplace.

Although the Company does not expect that compliance with any of the aforementioned laws and regulations will have a material adverse effect on its capital expenditures, earnings or competitive position in the foreseeable future, there can be no assurances that environmental requirements will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such requirements.

EMPLOYEES

The Company (including its subsidiaries) employed approximately 16,920 active employees as of February 1, 1997. Of these employees, approximately 15,500 were employed in the Company's manufacturing operations, approximately 340 in sales and approximately 1,080 in administration.

The Company believes that its relations with all of its employees are excellent. The Company has not experienced a strike or work stoppage by any of its unionized employees during the past 15 years.

The Company has developed an efficient employee communications system that includes rules and regulations for employee conduct and procedures for employee complaints. This long-standing system focuses on and, in the view of management, has resulted in, strong employee relations practices, good working conditions, progressive personnel policies and expansive safety programs.

REORGANIZATION

The Company, through its subsidiaries, acquired approximately 95% of the outstanding common stock of West Point-Pepperell, Inc. ("WestPoint") pursuant to a tender offer (the "Tender Offer"), which was consummated on April 5, 1989. At the time of the Tender Offer, it was anticipated that substantially all of the Tender Offer financing would be refinanced and the remaining common stock of WestPoint held by public shareholders would be acquired by the Company in a merger. Due to the Company's inability to refinance the Tender Offer financing and to effect the "back end" merger with WestPoint contemplated by the Tender Offer, the Company defaulted on its obligations with respect to the Tender Offer financing.

On June 9, 1992, following receipt of pre-petition approval by the requisite creditors and securityholders, the Company filed a voluntary petition for relief under Chapter 11, Title 11 of the United States Bankruptcy Code. On September 4, 1992, the bankruptcy court issued an order confirming the Joint Plan of Reorganization of the Company and certain of its subsidiaries other than WestPoint (the "Plan"), which was consummated on September 16, 1992.

From April 1989 to October 1992, WestPoint's operating plan called for concentrating on the Home Fashions Division and, consequently, WestPoint's other operations, including the operations of Alamac, were treated as discontinued. WestPoint reinstated Alamac as a continuing operation as of October 1, 1992, and on June 29, 1993, Alamac was incorporated as a wholly owned subsidiary of WestPoint and certain assets were transferred to Alamac effective July 5, 1993.

In December 1993, the Company simplified its corporate and capital structures by
(a) refinancing all of its outstanding consolidated bank indebtedness and certain of its other indebtedness, and (b) effecting a series of mergers (the "Merger"), with the Company as the ultimate surviving corporation changing its name to WestPoint Stevens Inc.

RECENT DEVELOPMENTS

In November 1994, the Company adopted a program providing for the repurchase of up to 1 million shares of Common Stock. On March 22, 1995, the Company announced it had completed the repurchase of 1 million shares at an average price of approximately $13.89 per share. In May 1995, the Company adopted a second program providing for the repurchase of up to 1 million more shares of Common Stock. This program was expanded to include an additional 2 million shares of Common Stock in November 1995. In August 1996 this program was further expanded to include an additional 1 million shares of Common Stock. At December 31, 1996, approximately 1.6 million shares remained to be purchased under this program. The repurchase of shares include open market purchases and private transactions. The repurchased shares are held in the Company's treasury for general corporate purposes.

OTHER FACTORS

Except for historical information contained herein, certain matters set forth in this Annual Report on Form 10-K are forward looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Potential risks and uncertainties include such factors as the financial strength of the retail industry, the level of consumer spending, the competitive pricing environment within the home fashions' industry and the success of planned advertising, marketing and promotional campaigns. Investors are also directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.


ITEM 2.  PROPERTIES

GENERAL

The Company's properties are owned or leased directly and indirectly through its subsidiaries. Management believes that the Company's facilities and equipment are in good condition and sufficient for current operations.

The Company owns office space in West Point, Georgia and Lanett and Valley, Alabama, and leases various additional office space, including approximately 332,000 square feet in New York City, of which approximately 169,000 square feet is subleased to other tenants. The Company also owns or leases various administrative, storage and office space.

The Company also owns a chemical plant containing approximately 39,000 square feet of floor space from which Grifftex Chemicals operates.

HOME FASHIONS

The Company owns 21 Home Fashions manufacturing facilities located in Alabama, Florida, Georgia, Maine, North Carolina, South Carolina and Virginia which contain in the aggregate approximately 8,565,000 square feet of floor space.

The Company also owns 8 distribution centers and warehouses for Home Fashions operations which contain approximately 2,499,000 square feet of floor space. In addition, the Company leases 5 Home Fashions distribution outlets and warehouses containing approximately 323,000 square feet of floor space.

WestPoint Stores owns 2 retail stores and leases its 34 other retail stores, all of which are dispersed throughout the United States.

In addition, the Company, through its subsidiary Flower, leases a manufacturing facility containing approximately 21,000 square feet, a warehouse containing approximately 56,000 square feet and office space containing approximately 10,000 square feet in England. Also, Flower's U.S. subsidiary leases a warehouse containing approximately 12,500 square feet in New Jersey.

ALAMAC

Alamac owns 5 manufacturing facilities. These facilities are located in North Carolina and South Carolina and contain in the aggregate approximately 1,769,000 square feet of floor space. Alamac also leases approximately 36,000 square feet of warehouse space.


ITEM 3.  LEGAL PROCEEDINGS

On July 12, 1995, the United States District Court, Eastern District of North Carolina, granted final approval of the settlement of a class action lawsuit against J.P. Stevens & Co., Inc. ("Stevens"). The action involved claims of racial discrimination in hiring, promotion and placement dating to the late 1960's. West Point-Pepperell, Inc., predecessor to the Company, assumed liability for this litigation upon its acquisition of Stevens. The settlement requires payment of $20 million to the class, payable in three equal installments, plus certain other fees and costs. The final payment was made on January 2, 1997.

The Company is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and non-hazardous substances and wastes used in or resulting from its operations and potential remediation obligations thereunder. Certain of the Company's facilities (including certain facilities no longer owned or utilized by the Company) have been cited or are being investigated with respect to alleged violations of such laws and regulations. The Company believes that it has adequately provided in its financial statements for any expenses and liabilities that may result from such matters. The Company also is insured with respect to certain of such matters. The Company's operations are governed by laws and regulations relating to employee safety and health which, among other things, establish exposure limitations for cotton dust, formaldehyde, asbestos and noise, and regulate chemical and ergonomic hazards in the workplace. Although the Company does not expect that compliance with any of such laws and regulations will adversely affect the Company's operations, there can be no assurance such regulatory requirements will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such requirements.

The Company and its subsidiaries are involved in various other legal proceedings, both as plaintiff and as defendant, which are normal to their business.

It is the opinion of management that the aforementioned actions and claims, if determined adversely to the Company, will not have a material adverse effect on the financial condition or operations of the Company taken as a whole.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 1996, no matters were submitted by the Company to a vote of its stockholders.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is listed on the National Association of Securities Dealers Automated Quotation System - National Market System ("NASDAQ") under the symbol WPSN. Such listing became effective on August 2, 1993. Prior thereto, the Company's Common Stock was not listed or admitted to unlisted trading privileges on a national securities exchange or included for quotation through an inter-dealer quotation system of a registered national securities association, and there was a limited trading market for the Common Stock.

High (ask) and low (bid) quotations, as reported, each quarterly period within the two most recent fiscal years were:

                  Quarter Ended                              Quotations
                  -------------                        ------------------------
                                                     1996                    1995
                                                --------------            -------------
                                            High/Ask      Low/Bid     High/Ask     Low/Bid
                                            --------      -------     --------     -------
                  March 31...............    21-5/8       17-1/2       15          13-1/8
                  June 30................    25           19-1/4       19          15
                  September 30...........    29-1/2       22-3/8       23-1/2      17-1/2
                  December 31............    30-1/4       26-1/4       22-1/2      17-3/4

The Company has not declared any cash dividends on its Common Stock during the past two fiscal years. Under its existing credit facility the Company is permitted to pay dividends from excess cash flow as defined in the credit facility. The Company does not expect to pay dividends to its stockholders in the near future.

As of February 3, 1997, there were approximately 13,628 holders of the Company's Common Stock. Of that total, approximately 177 were stockholders of record and approximately 13,451 held their stock in nominee name.


ITEM 6.  SELECTED FINANCIAL DATA

The selected historical financial data presented below for 1996, 1995 and 1994 were derived from the Audited Consolidated Financial Statements of the Company and its subsidiaries for the years ended December 31, 1996, 1995 and 1994 (the "Consolidated Financial Statements"), and should be read in conjunction therewith, including the notes thereto and the other financial information included elsewhere herein. Information for periods subsequent to September 30, 1992 was prepared under the principles of "Fresh Start" reporting and is not comparable to the information for prior periods. Accordingly, a bold vertical line has been used to separate such information. The statement of operations data reflect the discontinuance of all operations other than Home Fashions and the Alamac Knits Subsidiary. The balance sheet data prior to September 30, 1992 have not been reclassified for management's decision in October 1992 to reinstate the Alamac Knits Subsidiary as a continuing operation.

                                                            YEAR ENDED                        THREE        ||       NINE
                                                            DECEMBER 31,                   MONTHS ENDED    ||  MONTHS ENDED
                                           ----------------------------------------------   DECEMBER 31,   ||  SEPTEMBER 30,
                                             1996        1995         1994        1993(1)      1992        ||     1992(2)
                                           ----------------------------------------------  -------------   ||  -------------
                                                                                                           ||
    (IN MILLIONS, EXCEPT PER SHARE DATA)                                                                   ||
                                                                                                           ||
STATEMENT OF                                                                                               ||
   OPERATIONS DATA:                                                                                        ||
Net sales                                  $1,723.8    $1,649.9     $1,596.8     $1,501.0     $394.0       ||    $1,102.1
Gross earnings                                397.9       384.0        368.0        355.3       90.0       ||       255.6
Operating earnings (loss)(3)                  195.6         5.0        (65.8)      (258.4)       9.3       ||        87.5
Interest expense                              102.4       101.3        102.1         98.2       30.7       ||       177.9
Income (loss) from                                                                                         ||
    operations before income                                                                               ||
    tax expense (benefit) and                                                                              ||
    extraordinary items                        90.4       (99.4)      (180.8)      (372.8)     (21.7)      ||      (704.7)
Income (loss) from                                                                                         ||
    operations before                                                                                      ||
    extraordinary items                        57.7      (129.8)      (203.4)      (321.6)     (25.2)      ||      (728.9)
                                                                                                           ||
Net income (loss)                              57.7      (129.8)      (203.4)      (402.3)     (25.2)      ||       422.6
                                                                                                           ||
Net income (loss) per common share(4)          1.81       (3.97)       (6.02)      (12.55)     (0.87)      ||           -
                                                                                                           ||
Weighted average shares outstanding            31.8        32.7         33.8         32.1       29.1       ||




                                                         DECEMBER 31,
                                  ----------------------------------------------------------
                                    1996        1995        1994        1993       1992(2)
                                  ----------  ----------  ----------  ----------  ----------
(IN MILLIONS)

BALANCE SHEET DATA:
Total assets                      $  1,157.0  $  1,143.0  $  1,270.2  $  1,512.9  $  1,979.9
Working capital (deficiency)(5)        140.9       115.7       122.7       159.7      (646.4)
Total debt                           1,099.0     1,148.0     1,083.0     1,112.5     1,088.5
Stockholders' equity (deficit)        (450.4)     (505.9)     (337.2)     (140.3)      232.0




                                                      YEAR ENDED                    THREE      ||     NINE
                                                      DECEMBER 31,               MONTHS ENDED  || MONTHS ENDED
                                         ------------------------------------     DECEMBER 31, || SEPTEMBER 30,
     (IN MILLIONS, EXCEPT RATIOS)          1996      1995      1994     1993(1)      1992      ||    1992(2)
                                         --------  --------  --------  --------  ------------- || -------------
                                                                                               ||
OTHER DATA:                                                                                    ||
Depreciation and amortization(6)         $   77.0  $   80.4  $   86.2  $   82.8     $  22.7    ||   $   84.5
Amortization of excess reorganization                                                          ||
    value (2)                                   -     177.7     236.9     221.6        31.9    ||          -
Restructuring expense                           -         -         -     200.0           -    ||          -
Reorganization expense                          -         -         -         -           -    ||      612.5
Capital expenditures                         99.9     102.2     109.0      89.0        16.2    ||       36.3
Operating earnings before amortization                                                         ||
    of excess reorganization value,                                                            ||
    goodwill amortization and                                                                  ||
    restructuring expense(7)                195.6     182.7     171.1     163.2        41.1    ||      107.6
Operating margin before amortization                                                           ||
    of excess reorganization value,                                                            ||
    goodwill amortization and                                                                  ||
    restructuring expense(8)                 11.3%     11.1%     10.7%     10.9%       10.4%   ||        9.8%



                        See footnotes on following page.

(1)The results for the year ended December 31, 1993 include restructuring expense of $200 million ($117.8 million after minority interest and income taxes). The charge related to (a) the closing and consolidation of certain facilities; (b) the write-off of certain equipment; and (C) severance, outplacement and other costs associated with plant closures and overhead reductions.

(2)Upon the consummation of a "prepackaged" plan of reorganization, the Company established a new basis of accounting ("Fresh Start"). In Fresh Start reporting, the Company's assets and liabilities were evaluated and stated at their fair values as of September 30, 1992. The resulting adjustments to the Company's consolidated assets and liabilities, primarily reflecting reorganization expenses of approximately $612.5 million and an extraordinary gain on debt discharge of approximately $1,142 million, increased the Company's stockholders' equity by approximately $1,800 million. The total reorganization value of the Company was based on management's estimate of the fair value of the Company's debt and Common Stock. These estimates resulted in management's estimated reorganization value of approximately $1 billion, of which the Excess Reorganization Value was $637.5 million.

(3)Operating earnings (loss) for the year ended December 31, 1995 includes amortization of excess reorganization value of $177.7 million, for the year ended December 31, 1994 includes amortization of excess reorganization value of $236.9 million, for the year ended December 31, 1993 includes restructuring expense of $200 million, amortization of excess reorganization value of $221.6 million and, for the three months ended December 31, 1992 includes amortization of excess reorganization value of $31.9 million.

(4)Per share amounts for periods prior to October 1, 1992, have not been presented because they are not meaningful due to the implementation of "Fresh Start" reporting.

(5)Working capital (deficiency) for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 includes the current portion of bank indebtedness and other long-term debt of $24.0 million, $73.0 million, $48.0 million, $18.0, and $998.1 million, respectively.

(6)Excludes amortization of excess reorganization value.

(7)Such amounts are presented to facilitate comparisons between periods since there were no charges in the 1996 period for amortization of excess reorganization value, goodwill amortization or restructuring expense.

(8)Operating margin before amortization of excess reorganization value, goodwill amortization and restructuring expense represents operating earnings before amortization of excess reorganization value, goodwill amortization and restructuring expense as a percentage of net sales for the periods presented.

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table below sets forth net sales, gross earnings, operating earnings (loss), interest expense and net income (loss) of the Company for the years ended December 31, 1996, 1995, and 1994 (in millions of dollars and as percentages of net sales).


                                                                                YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------
                                                                            1996        1995          1994
                                                                         ----------  ----------   ----------
Net sales:
          Home Fashions ..............................................   $  1,501.8  $  1,418.2   $  1,346.9
          Alamac Knits Subsidiary ....................................        222.0       231.7        249.9
                                                                         ----------  ----------   ----------

          Total ......................................................   $  1,723.8  $  1,649.9   $  1,596.8

Gross earnings .......................................................   $    397.9  $    384.0   $    368.0

Operating earnings (loss) ............................................   $    195.6  $      5.0   $    (65.8)

Interest expense .....................................................   $    102.4  $    101.3   $    102.1

Net income (loss) ....................................................   $     57.7  $   (129.8)  $   (203.4)

Gross margins ........................................................         23.1%       23.3%        23.0%

Operating earnings before amortization of excess reorganization value:
          Home Fashions ..............................................   $    188.5  $    178.7   $    156.8
          Alamac Knits Subsidiary ....................................          7.1         4.0         14.3
                                                                         ----------  ----------   ----------

          Total ......................................................   $    195.6  $    182.7   $    171.1

Operating margins before amortization of excess reorganization value:
          Home Fashions ..............................................         12.6%       12.6%        11.6%
          Alamac Knits Subsidiary ....................................          3.2%        1.7%         5.7%
          Total ......................................................         11.3%       11.1%        10.7%

                             1996 COMPARED WITH 1995

NET SALES. Net sales for the year ended December 31, 1996 increased $73.9 million, or 4.5%, to $1,723.8 million compared with net sales of $1,649.9 million for the year ended December 31, 1995. Home Fashions net sales of $1,501.8 million were $83.6 million, or 5.9%, higher than net sales for the same period of 1995, and resulted primarily from higher unit volume in the 1996 period compared with the 1995 period. Alamac Knits Subsidiary net sales of $222 million were $9.7 million, or 4.2%, lower than net sales for the same period of 1995, and resulted primarily from lower unit volume in the 1996 period compared with the 1995 period.

GROSS EARNINGS/MARGINS. Gross earnings for the year ended December 31, 1996 of $397.9 million increased $13.9 million, or 3.6%, compared with $384 million for the same period of 1995 and reflect gross margins of 23.1% in the 1996 period compared with 23.3% in the 1995 period. Gross earnings increased in 1996 primarily as a result of the increase in Home Fashions unit volume and decreases in operating costs of our Alamac Knits Subsidiary, both offset somewhat by a wage increase effective the beginning of the second quarter, higher raw material costs, and production challenges due to high customer demand and capacity constraints in the last half of 1996. The Company is expanding its sheet and towel facilities in order to meet the increased customer demand.

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses increased by $1 million, or 0.5%, for the year ended December 31, 1996, compared with the same period of 1995, and as a percentage of net sales represent 11.7% in 1996 and 12.2% in 1995. The increase in expenses for 1996 was due primarily to higher warehousing/shipping and advertising expenses, offset somewhat by lower selling and trade receivables program expenses along with lower administrative expenses.

Operating earnings were $195.6 million for the year ended December 31, 1996 compared with operating earnings of $5 million for the same period of 1995 which includes the amortization of excess reorganization value of $177.7 million. Operating earnings increased as a result of the increase in gross earnings offset somewhat by the increase in selling, general and administrative expenses, and the complete amortization of excess reorganization value in 1995 as discussed herein.

INTEREST EXPENSE. Interest expense for the year ended December 31, 1996 of $102.4 million increased $1.1 million compared with interest expense for the year ended December 31, 1995. The increase is due primarily to higher average debt levels in the 1996 period compared with the corresponding 1995 average debt levels offset somewhat by lower interest rates on the Company's variable rate bank debt.

OTHER EXPENSE-NET. Other expense-net for the year ended December 31, 1996 decreased $0.3 million compared with the same period in 1995. Included in other expense-net for the years ended December 31, 1996 and 1995 are the amortization of deferred financing fees of $3.9 million in each period less certain miscellaneous income items.

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes, nondeductible items and the effects of amortization of excess reorganization value in 1995.

NET INCOME. Net income for the year ended December 31, 1996 was $57.7 million, or $1.81 per share. In the year ended December 31, 1995, the net loss was $129.8 million, or $3.97 per share, including amortization of excess reorganization value of $177.7 million, or $5.43 per share. Excess reorganization value was completely amortized in 1995.

Per share amounts are based on 31.8 million and 32.7 million average shares outstanding for the 1996 and 1995 periods, respectively. The decrease in the average shares outstanding was primarily the result of the purchase by the Company of shares under the stock repurchase programs.

OPERATING EARNINGS BEFORE CERTAIN CHARGES. Operating earnings for the year ended December 31, 1996 were $195.6 million, or 11.3% of sales, and increased $12.9 million, or 7.1%, compared with operating earnings (before the amortization of excess reorganization value) of $182.7 million, or 11.1% of sales, for the same period of 1995. The increase resulted from the increase in gross earnings offset somewhat by the increase in selling, general and administrative expenses discussed above. Home Fashions operating earnings for 1996 of $188.5 million increased $9.8 million, or 5.5% compared with the same period of 1995 and reflect operating margins of 12.6% in both 1996 and 1995. Alamac Knits operating earnings for 1996 of $7.1 million increased $3.1 million compared with the same period of 1995 and reflect operating margins of 3.2% in 1996 and 1.7% in 1995.

                             1995 COMPARED WITH 1994

NET SALES. Net sales for the year ended December 31, 1995 increased $53.1 million, or 3.3%, to $1,649.9 million compared with net sales of $1,596.8 million for the year ended December 31, 1994. Home Fashions net sales of $1,418.2 million were $71.3 million, or 5.3%, higher than net sales for the same period of 1994, and resulted primarily from better pricing and higher unit volume in the 1995 period compared with the 1994 period. Alamac Knits Subsidiary net sales of $231.7 million were $18.2 million, or 7.3%, lower than net sales for the same period of 1994, and resulted primarily from lower unit volume in the 1995 period compared with the 1994 period.

GROSS EARNINGS/MARGINS. Gross earnings for the year ended December 31, 1995 of $384 million increased $16 million, or 4.3%, compared with $368 million for the same period of 1994 and reflect gross margins of 23.3% in 1995 compared with 23% in 1994. Gross earnings and margins increased in 1995 compared with 1994 despite substantially higher raw material costs, a 4% wage increase effective the beginning of 1995, and reduced plant operating schedules at our Alamac Knits Subsidiary (reflecting the retail weakness for apparel fabrics) in 1995 compared with 1994. The increase in gross margins reflects the substantial cost reductions implemented through a $300 million modernization program that was completed in 1995 and price increases in 1995 to offset the continuing rise in raw material costs.

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses increased by $4.4 million, or 2.3%, for the year ended December 31, 1995, compared with the same period of 1994, and as a percentage of net sales represent 12.2% in 1995 and 12.3% in 1994. The increase in expenses for 1995 was due primarily to the higher sales volume (including shipping/warehousing costs and costs related to the Trade Receivables Program) and a 4% wage increase effective the beginning of 1995.

The amortization of excess reorganization value, which was completely amortized as of September 30, 1995, was $177.7 million in 1995, compared with $236.9 million in 1994.

The Company's operating earnings (loss) were $5 million for the year ended December 31, 1995 and ($65.8) million for the same period of 1994, as a result of the above.

INTEREST EXPENSE. Interest expense for the year ended December 31, 1995 of $101.3 million decreased $0.8 million compared with interest expense for the year ended December 31, 1994. The decrease is due primarily to lower average debt levels in the 1995 period compared with the corresponding 1994 average debt levels and lower interest rates on the Company's variable rate bank debt.

OTHER EXPENSE-NET. Other expense-net decreased $9.9 million for the year ended December 31, 1995 compared with the same period in 1994. Included in other expense-net for the years ended December 31, 1995 and 1994 are the amortization and write-off of deferred financing fees of $3.9 million and $13.6 million, respectively.

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to the effects of amortization of excess reorganization value, nondeductible items and state income taxes.

NET INCOME. The net loss for the year ended December 31, 1995 was $129.8 million, or $3.97 per share, including amortization of excess reorganization value of $177.7 million, or $5.43 per share. In the corresponding period of 1994, the net loss was $203.4 million, or $6.02 per share, including amortization of excess reorganization value of $236.9 million, or $7.01 per share, the write-off of deferred financing fees of $5.4 million (net of applicable taxes), or $.16 per share, related to the bank agreement that was refinanced in the fourth quarter of 1994. Excess reorganization value (a non-cash charge against earnings) was being amortized on a straight-line basis and was completely amortized as of September 30, 1995.

Per share amounts are based on 32.7 million and 33.8 million average shares outstanding for the 1995 and 1994 periods, respectively. The decrease in the average shares outstanding was primarily the result of the purchase by the Company of shares under the stock repurchase programs.

OPERATING EARNINGS BEFORE CERTAIN CHARGES. Operating earnings before amortization of excess reorganization value for the year ended December 31, 1995 were $182.7 million and increased $11.6 million, or 6.7%, compared with operating earnings before amortization of excess reorganization value of $171.1 million for the same period of 1994, primarily as a result of the increase in gross earnings offset somewhat by the increase in selling, general and administrative expenses discussed above. Home Fashions operating earnings of $178.7 million increased $21.9 million, or 14% compared with the same period of 1994 and reflect operating margins of 12.6% in 1995 and 11.6% in 1994. Alamac Knits operating earnings of $4 million decreased $10.3 million compared with the same period of 1994 and reflect operating margins of 1.7% in 1995 and 5.7% in 1994. The increase in Home Fashions operating earnings more than offset the decrease in Alamac Knits operating earnings.


EFFECTS OF INFLATION

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are expected to be cash from its operations and funds available under the Senior Credit Facility. At February 5, 1997, the maximum commitment under the Senior Credit Facility was approximately $350 million and the Company had unused borrowing availability under the Senior Credit Facility totaling approximately $190 million. The Senior Credit Facility contains covenants which, among other things, limit indebtedness and require the maintenance of certain financial ratios and minimum net worth as defined.

The Company's principal uses of cash for the next several years will be operating expenses, capital expenditures and debt service requirements related primarily to interest payments. The Company spent approximately $100 million in 1996 on capital expenditures and intends to invest an additional $125 million in 1997.

During 1996 the Company purchased approximately 1.3 million shares under the various stock repurchase programs, at an average price of $23.59 per share. In August 1996 the Board of Directors approved the purchase of up to one million additional shares of the Company's common stock, subject to the Company's debt limitations, which brings the total shares that have been approved for purchase to five million shares. At December 31, 1996, approximately 1.6 million shares remained to be purchased.

Cash contributions in 1997 to the Company's pension plans are estimated to total approximately $12.1 million, compared with actual contributions in 1996 of $21.3 million, including the effect of the changes in the actuarial assumptions relating to the Company's pension plans (see Note 3 "Employee Benefit Plans - Pension Plans" in the Notes to Consolidated Financial Statements included elsewhere herein).

The Company, through a "bankruptcy remote" receivables subsidiary, has a Trade Receivables Program which provides for the sale of accounts receivable, on a revolving basis. At December 31, 1996 and 1995, $133 million and $121 million, respectively, had been sold under this program and the sale is reflected as a reduction of accounts receivable in the Company's Consolidated Balance Sheets. The cost of the Trade Receivables Program in 1997 is estimated to total approximately $8 million, compared with $7.4 million in 1996, and will be charged to selling, general and administrative expenses.

Debt service requirements for interest payments in 1997 are estimated to total approximately $103 million (excluding amounts related to the Trade Receivables Program) compared with payments of $102.6 million in 1996. There are no debt service requirements in 1997 related to required principal amortization.

Management believes that cash from the Company's operations and borrowings under its credit agreements will provide the funding necessary to meet the Company's anticipated requirements for capital expenditures and operating expenses and to enable it to meet its anticipated debt service requirements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



Consolidated Financial Statements for the years ended December 31, 1996, 1995 and 1994


Report of Ernst & Young, Independent Auditors..........................      18
Consolidated Balance Sheets............................................   19-20
Consolidated Statements of Operations..................................      21
Consolidated Statements of Stockholders' Equity (Deficit)..............      22
Consolidated Statements of Cash Flows..................................      23
Notes to Consolidated Financial Statements.............................   24-37

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


BOARD OF DIRECTORS AND STOCKHOLDERS
WESTPOINT STEVENS INC.


We have audited the accompanying consolidated balance sheets of WestPoint Stevens Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WestPoint Stevens Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                        /s/Ernst & Young LLP


Columbus, Georgia
February 5, 1997

                             WESTPOINT STEVENS INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                     DECEMBER 31,
                                                              -------------------------
                                                                 1996           1995
                                                              ----------     ----------
ASSETS
Current Assets
         Cash and cash equivalents .......................    $   14,029     $    7,987
         Accounts receivable (less allowances of $22,861
              and $22,895, respectively) .................        66,949         82,933
         Inventories .....................................       299,651        320,468
         Prepaid expenses and other current assets .......        14,939         19,506
                                                              ----------     ----------

                   Total current assets ..................       395,568        430,894





Property, Plant and Equipment
         Land ............................................         8,271          8,431
         Buildings and improvements ......................       276,935        258,257
         Machinery and equipment .........................       737,253        666,284
         Leasehold improvements ..........................        13,902         13,325
                                                              ----------     ----------
                                                               1,036,361        946,297
         Less accumulated depreciation and amortization         (330,393)      (262,112)
                                                              ----------     ----------

                   Net property, plant and equipment .....       705,968        684,185





Other Assets
         Deferred financing fees .........................        23,108         26,987
         Prepaid pension and other assets ................        32,355            902
                                                              ----------     ----------

                   Total other assets ....................        55,463         27,889
                                                              ----------     ----------

                                                              $1,156,999     $1,142,968
                                                              ==========     ==========


                             See accompanying notes.

                             WESTPOINT STEVENS INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                        DECEMBER 31,
                                                                --------------------------
                                                                    1996           1995
                                                                -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
         Senior Credit Facility .............................   $    24,000    $    73,000
         Accrued interest payable ...........................         6,525          6,643
         Accounts payable ...................................        73,475         75,020
         Other accrued liabilities ..........................       150,715        160,532
                                                                -----------    -----------

                         Total current liabilities ..........       254,715        315,195



Long-Term Debt ..............................................     1,075,000      1,075,000



Noncurrent Liabilities
         Deferred income taxes ..............................       179,057        136,755
         Other liabilities ..................................        98,625        121,955
                                                                -----------    -----------

                         Total noncurrent liabilities .......       277,682        258,710



Stockholders' Equity (Deficit)
         Common Stock and capital in excess of par value:
                   Common Stock, $.01 par value; 75,000,000
                   shares authorized; 34,707,250 and
                   34,597,050 shares issued, respectively ...       329,394        327,850
         Accumulated deficit ................................      (703,068)      (760,733)
         Treasury stock; 3,855,549 and 2,621,150 shares
                   at cost, respectively ....................       (70,316)       (41,051)
         Minimum pension liability adjustment, net of taxes
                   of $3,763 and $20,034, respectively ......        (6,408)       (32,003)
                                                                -----------    -----------

                         Total stockholders' equity (deficit)      (450,398)      (505,937)
                                                                -----------    -----------

                                                                $ 1,156,999    $ 1,142,968
                                                                ===========    ===========




                             See accompanying notes.

                             WESTPOINT STEVENS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                       YEAR ENDED DECEMBER 31,
                                               ----------------------------------------
                                                   1996         1995            1994
                                               -----------   -----------    -----------
Net sales ..................................   $ 1,723,814   $ 1,649,878    $ 1,596,792

Cost of goods sold .........................     1,325,904     1,265,886      1,228,801
                                               -----------   -----------    -----------

      Gross earnings .......................       397,910       383,992        367,991

Selling, general and administrative expenses       202,341       201,308        196,852

Amortization of excess reorganization value            -         177,675        236,892
                                               -----------   -----------    -----------

      Operating earnings (loss) ............       195,569         5,009        (65,753)

Interest expense ...........................       102,447       101,308        102,052

Other expense-net ..........................         2,757        3 ,099         12,959
                                               -----------   -----------    -----------

      Income (loss) from operations before
         income tax expense ................        90,365       (99,398)      (180,764)

Income tax expense .........................        32,700        30,450         22,600
                                               -----------   -----------    -----------


      Net income (loss) ....................   $    57,665   $  (129,848)   $  (203,364)
                                               ===========   ===========    ===========


Net income (loss) per common share .........   $      1.81   $     (3.97)   $     (6.02)
                                               ===========   ===========    ===========


Average number of common and common
    equivalent shares outstanding ..........        31,783        32,699         33,775
                                               ===========   ===========    ===========


                             See accompanying notes.

                             WESTPOINT STEVENS INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)


                                                           COMMON
                                                           STOCK
                                                         AND CAPITAL
                                                             IN                                             MINIMUM
                                                          EXCESS OF       TREASURY STOCK                    PENSION
                                                 COMMON      PAR        -------------------   ACCUMULATED  LIABILITY
                                                 SHARES     VALUE       SHARES      AMOUNT      DEFICIT    ADJUSTMENT      TOTAL
                                                 ------   ---------     ------      -------   -----------  ----------    ---------
Balance, January 1, 1994 .....................   34,266   $ 323,727      (491)      $(4,417)   $(427,521)   $ (32,072)   $(140,283)
     Exercise of management stock options ....       53         666         -             -            -            -          666
     Purchase of treasury shares .............        -           -      (172)       (2,377)           -            -       (2,377)
     Net loss ................................        -           -         -           -       (203,364)           -     (203,364)
     Change in minimum pension liability
          adjustment .........................        -           -         -           -              -        8,158        8,158
                                                 ------   ---------    ------      --------    ---------    ---------    ---------

Balance, December 31, 1994 ...................   34,319     324,393      (663)       (6,794)    (630,885)     (23,914)    (337,200)
     Exercise of management stock options
          including tax benefit ..............      278       3,490         -             -            -            -        3,490
     Purchase of treasury shares .............        -           -    (1,958)      (34,257)           -            -      (34,257)
     Redemption of purchase rights ...........        -         (33)        -             -            -            -          (33)
     Net loss ................................        -           -         -             -     (129,848)           -     (129,848)
     Change in minimum pension liability
          adjustment .........................        -           -         -             -            -       (8,089)      (8,089)
                                                 ------   ---------    ------      --------    ---------    ---------    ---------

Balance, December 31, 1995 ...................   34,597     327,850    (2,621)      (41,051)    (760,733)     (32,003)    (505,937)
     Exercise of management stock options
          including tax benefit ..............      110       1,532         -             -            -            -        1,532
     Issuance of stock pursuant to Stock Bonus
          Plan including tax benefit .........        -          12        58         1,226            -            -        1,238
     Purchase of treasury shares .............        -           -    (1,293)      (30,491)           -            -      (30,491)
     Net income ..............................        -           -         -             -       57,665            -       57,665
     Change in minimum pension liability
         adjustment ..........................        -           -         -             -            -       25,595       25,595
                                                 ------   ---------    ------      --------    ---------    ---------    ---------

Balance, December 31, 1996 ...................   34,707   $ 329,394    (3,856)     $(70,316)   $(703,068)   $  (6,408)   $(450,398)
                                                 ======   =========      ====       =======    =========    =========    =========




                             See accompanying notes.

                             WESTPOINT STEVENS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                                       YEAR ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                  1996          1995         1994
                                                                                ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) .......................................................   $  57,665    $(129,848)   $(203,364)
    Adjustments to reconcile net income (loss) to net
       cash provided by (used for) operating activities:
          Amortization of excess reorganization value .......................           -      177,675      236,892
          Depreciation and other amortization ...............................      76,988       80,379       86,220
          Deferred income taxes .............................................      26,153       26,172       15,492

          Changes in assets and liabilities excluding the effect of the Trade
              Receivables Program:
                Accounts receivable .........................................       3,939       (2,694)     (20,451)
                Inventories .................................................      20,817      (23,105)       2,408
                Prepaid expenses and other current assets ...................       4,567       (5,522)      (3,808)
                Accrued interest payable ....................................        (118)         113       (1,184)
                Accounts payable and other accrued liabilities ..............     (10,046)      15,971       (4,122)
                Other-net ...................................................      (8,964)     (34,398)       5,822
                                                                                ---------    ---------    ---------
    Total adjustments .......................................................     113,336      234,591      317,269
                                                                                ---------    ---------    ---------

Net cash provided by operating activities ...................................     171,001      104,743      113,905
                                                                                ---------    ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures ....................................................     (99,943)    (102,197)    (109,019)
    Net proceeds from sale of assets ........................................       1,098        3,066       11,922
                                                                                ---------    ---------    ---------

Net cash used for investing activities ......................................     (98,845)     (99,131)     (97,097)
                                                                                ---------    ---------    ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Senior Credit Facility:
       Borrowings ...........................................................     645,500      564,500      538,500
       Repayments ...........................................................    (694,500)    (499,500)    (568,000)
    Proceeds from Trade Receivables Program .................................      12,045         (391)       8,690
    Proceeds from issuance of Common Stock ..................................       1,332        2,600          666
    Purchase of Common Stock for treasury ...................................     (30,491)     (34,257)      (2,377)
    Payment of deferred taxes ...............................................           -      (32,500)           -
    Redemption of purchase rights ...........................................           -          (33)           -
    Collection of notes receivable ..........................................           -            -        4,682
    Fees associated with refinancing ........................................           -            -       (4,732)
                                                                                ---------    ---------    ---------

Net cash provided by (used for) financing activities ........................     (66,114)         419      (22,571)
                                                                                ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents ........................       6,042        6,031       (5,763)
Cash and cash equivalents at beginning of period ............................       7,987        1,956        7,719
                                                                                ---------    ---------    ---------

Cash and cash equivalents at end of period ..................................   $  14,029    $   7,987    $   1,956
                                                                                =========    =========    =========


                             See accompanying notes

                             WESTPOINT STEVENS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

BUSINESS. WestPoint Stevens Inc. (the "Company") is a manufacturer and marketer of bed and bath products, including sheets, pillowcases, comforters, blankets, bedspreads, towels and related products and is also a leading domestic manufacturer of knitted apparel fabrics. The Company conducts its operations in two principal industry segments: bed and bath products and knitted fabrics for the apparel industry.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements of the Company include the accounts of the Company and all of its subsidiaries. All material intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable.

The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base. However, as of December 31, 1996, substantially all of the Company's receivables were from companies in the retail industry.

CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments (consisting primarily of commercial paper and certificates of deposit) totaling approximately $14 million and $8 million are included in cash and cash equivalents at December 31, 1996 and 1995, respectively. These investments are carried at cost, which approximates market value.

INVENTORIES. Inventory costs include material, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value). At December 31, 1996 and 1995, approximately 85% and 88%, respectively, of the Company's inventories are valued at the lower of cost or market using the "dollar value" last-in, first-out ("LIFO") method. The remainder of the inventories (approximately $44.1 million and $37.3 million at December 31, 1996 and 1995, respectively) are valued at the lower of cost (substantially first-in, first-out method) or market.

Inventories consist of the following (in thousands of dollars):

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                  1996          1995
                                                                --------      --------
Finished goods.............................................     $134,690      $145,790
Work in progress...........................................      114,140       123,878
Raw materials and supplies.................................       71,038        68,138
LIFO reserve...............................................      (20,217)      (17,338)
                                                                --------      --------
                                                                $299,651      $320,468
                                                                ========      ========

PROPERTY, PLANT AND EQUIPMENT. As a result of the adoption of Fresh Start reporting, as of September 30, 1992, property, plant and equipment were adjusted to their estimated fair values and historical accumulated depreciation was eliminated. Additions since September 30, 1992 are stated at cost.

                             WESTPOINT STEVENS INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES--CONTINUED

PROPERTY, PLANT AND EQUIPMENT (CONTINUED). Depreciation is computed over estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting. Depreciation expense was approximately $77.0 million, $80.4 million, and $86.2 million in the years ended December 31, 1996, 1995 and 1994, respectively.

Estimated useful lives for property and equipment are as follows:

Buildings and improvements......................................  10 to 40 Years
Machinery and equipment.........................................   3 to 18 Years
Leasehold improvements..........................................     Lease Terms

REORGANIZATION VALUE IN EXCESS OF AMOUNTS ALLOCATED TO IDENTIFIABLE ASSETS ("Excess Reorganization Value"). In September 1992, the Company completed a "prepackaged" plan of reorganization (the "Plan") and in accordance with SOP 90-7 the Company established a new basis of accounting ("Fresh Start"). In Fresh Start reporting, the Company's assets and liabilities were adjusted to their fair values as of September 30, 1992. The excess of the reorganization value over the value of identifiable assets, $637.5 million, was reported as Excess Reorganization Value at September 30, 1992. Excess Reorganization Value has been amortized on a straight-line basis over three years and was fully amortized by September 1995.

HEDGING TRANSACTIONS. The Company engages in hedging activities within the normal course of its business. Management has been authorized to manage exposure to price fluctuations relevant to the purchase of cotton through the use of a variety of derivative nonfinancial instruments. Derivative nonfinancial instruments require or permit settlement by the delivery of commodities and include exchange traded commodity futures contracts and options. Gains and losses on these hedges, which were not material at December 31, 1996 and 1995, are deferred and subsequently recognized in income as cost of goods sold in the same period as the hedged item. The Company does not hold or issue derivative instruments for trading purposes.

INCOME TAXES. The Company accounts for income taxes under FAS 109, Accounting for Income Taxes. Under FAS 109, deferred income taxes are provided at the enacted marginal rates on the differences between the financial statement and income tax bases of assets and liabilities.

PENSION PLANS. The Company has a number of defined benefit pension plans covering essentially all employees who are not covered by certain collective bargaining agreements. The benefits are based on years of service and compensation. The Company's practice is to fund amounts which are required by the Employee Retirement Income Security Act of 1974.

The Company also sponsors an employee savings plan covering certain employees. Participants in this plan elect to make contributions as either a percent of earnings or a basic contribution. For the periods prior to December 31, 1994, there were no contributions by the Company for this plan. The Company amended the plan to provide for Company contributions beginning in 1995 (see Note 3 "Employee Benefit Plans - Retirement Savings Plan").

OTHER EMPLOYEE BENEFITS. The Company accounts for post-retirement and post-employment benefits in accordance with FAS 106, Employer's Accounting for Post Retirement Benefits Other Than Pensions and FAS 112, Employer's Accounting for Postemployment Benefits.

STOCK BASED COMPENSATION. The Company grants stock options for a fixed number of shares in accordance with certain of its benefit plans. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants if the exercise price is equal to or more than the fair value of the shares at the date of grant.

FAIR VALUE DISCLOSURES. Cash and cash equivalents: The carrying amounts reported in the balance sheets for cash and cash equivalents approximates its fair value.

                             WESTPOINT STEVENS INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES--CONTINUED

Accounts receivable and accounts payable: The carrying amounts reported in the balance sheets for accounts receivable and accounts payable approximate their fair value.

Long-term and short-term debt: The fair value of the Company's outstanding debt is estimated based on the quoted market prices for the same issues or on the current rates offered to the Company for debt of similar issues. The fair value of the $1,099 million and $1,148 million of outstanding debt at December 31, 1996 and 1995 was approximately $1,127 million and $1,142 million, respectively.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS. In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1996, and the effect of adoption was not material.

NET INCOME (LOSS) PER COMMON SHARE. The computation of net income (loss) per common share is based on the weighted average number of common and common equivalent shares (stock options) outstanding each period.


2.  INDEBTEDNESS AND FINANCIAL ARRANGEMENTS

Indebtedness is as follows (in thousands of dollars):

                                                         DECEMBER 31,
                                                   -----------------------
                                                      1996         1995
                                                   ----------   ----------
Short-term indebtedness
    Senior Credit Facility
         Revolver ..............................   $   24,000   $   73,000
                                                   ==========   ==========


Long-term indebtedness
    Senior Credit Facility
            Revolver ...........................   $   50,000   $   50,000
    8-3/4% Senior Notes due 2001 ...............      400,000      400,000
    9-3/8% Senior Subordinated Debentures
       due 2005 ................................      550,000      550,000
    9% Sinking Fund Debentures due 2017 ........       75,000       75,000
                                                   ----------   ----------
                                                   $1,075,000   $1,075,000
                                                   ==========   ==========


The Company's Senior Credit Facility with certain lenders (collectively, the "Banks") consists of a $349.6 million revolving credit facility ("Revolver") due May 23, 2001. The Company has included $50 million of Revolver in long-term debt at December 31, 1996 because the Company intends that at least that amount would remain outstanding during 1997.

At the option of the Company, interest under the Senior Credit Facility will be payable either at the prime rate or at LIBOR plus 1.25%. Upon the Company achieving certain ratios of EBITDA (as defined) to cash interest expense, interest rates can be reduced up to 0.5%. The Company pays a commitment fee in an amount equal to 0.375% of the unused portion of each Bank's commitment under the Revolver. The loans under the Senior Credit Facility are secured by the pledge of all the stock of the Company's material subsidiaries and a first priority lien on substantially all of the assets of the Company, other than the Company's accounts receivable.

                             WESTPOINT STEVENS INC.

2.  INDEBTEDNESS AND FINANCIAL ARRANGEMENTS--CONTINUED

A subsidiary of the Company has a credit facility with the Banks that provides $25 million of revolving credit loans. Borrowings under this facility reduce the amounts available under the Senior Credit Facility. No amounts were outstanding under this facility at December 31, 1996.

The 8-3/4% Senior Notes due 2001 (the "Notes") are general unsecured obligations of the Company and rank senior in right of payment to the 9-3/8% Senior Subordinated Debentures due 2005 (the "Debentures") and pari passu in right of payment with all indebtedness of the Company under the Senior Credit Facility and all other existing or future Senior Indebtedness of the Company. The Debentures are general unsecured obligations of the Company and subordinate in right of payment to the Notes and all other existing and future Senior Indebtedness of the Company, including indebtedness under the Senior Credit Facility, pari passu with any future senior subordinated indebtedness and senior to any future subordinated indebtedness of the Company.

The Notes bear interest at the rate of 8-3/4% per annum, payable semi-annually on June 15 and December 15 of each year. The Notes are redeemable, in whole or in part at any time on or after December 15, 1998, at the option of the Company, at the redemption prices, as defined, together with accrued and unpaid interest to the date of redemption. The Debentures bear interest at the rate of 9-3/8% per annum, payable semi-annually on June 15 and December 15 of each year. The Debentures are redeemable, in whole or in part at any time on or after December 15, 1998, at the option of the Company, at the redemption prices, as defined, together with accrued and unpaid interest to the date of the redemption.

In addition, in the event of a Change of Control (as defined), the Company will be obligated to make an offer to redeem a holder's Notes or Debentures at a redemption price of 101% of the principal amount thereof plus accrued and unpaid interest thereon to the date of redemption. The Company may also redeem each of the Notes or Debentures upon a Change of Control at a redemption price equal to the greater of 101% of the principal amount thereof, together with accrued interest thereon to the date of redemption or 100% of the principal amount thereof, plus a Make-Whole Premium (as defined).

The Company's credit agreements contain a number of customary covenants including, among others, restrictions on the incurrence of indebtedness, transactions with affiliates, and certain asset dispositions. Certain provisions require the Company to maintain certain financial ratios, such as a minimum current ratio, and a minimum interest coverage ratio. A minimum consolidated net worth, as defined, is also mandated. At December 31, 1996, the Company could make restricted payments aggregating approximately $5.7 million.

The Company, through a "bankruptcy remote" receivables subsidiary ("Receivables Subsidiary"), has a trade receivables program ("Trade Receivables Program") which provides for the sale of accounts receivable, on a revolving basis. At December 31, 1996 and 1995, $133 million and $121 million, respectively had been sold under this program and the sale is reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets. The Trade Receivables Program was financed through the issuance of (a) $115 million of Floating Rate Class A Trade Receivables Participation Certificates ("Class A Certificates"); (b) $18 million of Floating Rate Class B Trade Receivables Participation Certificates ("Class B Certificates"); and (c) $27 million of Investor Revolving Certificates. The Class A Certificates and Class B Certificates bear interest at LIBOR plus .27% and LIBOR plus .57%, respectively, and the Investor Revolving Certificates bear interest at LIBOR plus .375%. The expected final payment date of amounts outstanding under the Trade Receivables Program is May 18, 1999, but earlier termination could occur upon the occurrence of certain defined events. The cost of the Trade Receivables Program is charged to selling and administrative expense.

The Trade Receivables Program requires the Company and Receivables Subsidiary to perform certain servicing obligations with respect to the existing and future trade receivables sold by the Company. The Company is not subject to any financial covenants under the Trade Receivables Program, but the documentation for the Trade Receivables Program provides for early termination of the Trade Receivables Program and early payment of the securities issued thereunder upon certain events, which include the incurrence of losses or delinquencies on the receivables in excess of certain levels or the bankruptcy or insolvency of the Company.

                             WESTPOINT STEVENS INC.

2.  INDEBTEDNESS AND FINANCIAL ARRANGEMENTS--CONTINUED

Excluding amounts related to the Revolver, maturities of long-term debt for 1998, 1999 and 2000 are $3.75 million per year and $403.75 million in 2001.

In connection with the refinancing of its Senior Credit Facility on November 23, 1994, the Company wrote-off deferred financing fees of $8.9 million ($5.4 million after income taxes).


3.  EMPLOYEE BENEFIT PLANS

PENSION PLANS

Pension expense related to the Company's defined benefit plans, is comprised of the following (in thousands of dollars):

                                                            YEAR ENDED DECEMBER 31,
                                                       ----------------------------------
                                                         1996         1995         1994
                                                       --------     --------     --------
Service cost-benefits earned during period .........   $  8,244     $  6,174     $  7,428
Interest cost on projected benefit obligation ......     24,255       23,757       22,731
Deferred actuarial gains (losses) ..................     (1,170)      33,038      (22,285)
                                                       --------     --------     --------
Subtotal ...........................................     31,329       62,969        7,874
Actual (returns) losses on plan assets .............    (22,276)     (49,969)       5,026
                                                       --------     --------     --------

Total defined benefit plan expense .................   $  9,053     $ 13,000     $ 12,900
                                                       ========     ========     ========

Actuarial assumptions for pension expense:
        Discount rate ..............................       7.25%         8.5%           7%
        Average rate of increase in compensation
                  levels ...........................          4%           4%           4%
        Expected long-term rate of return on plan
                  assets ...........................         10%         8.5%         8.5%

                             WESTPOINT STEVENS INC.

3.  EMPLOYEE BENEFIT PLANS

PENSION PLANS--CONTINUED

The following table sets forth the funded status of the Company's pension plans and amounts recognized in the accompanying Consolidated Balance Sheets at December 31, 1996 and 1995 (in thousands of dollars):

                                                                                             DECEMBER 31,
                                                                            ------------------------------------------------
                                                                                         1996                       1995
                                                                            -----------------------------        -----------
                                                                              ASSETS          ACCUMULATED        ACCUMULATED
                                                                              EXCEED            BENEFITS           BENEFITS
                                                                            ACCUMULATED          EXCEED             EXCEED
                                                                              BENEFITS           ASSETS             ASSETS
                                                                            -----------       -----------        -----------
Actuarial present value of projected benefit obligation:
        Vested ......................................................        $  85,620         $ 200,902          $ 312,899
        Nonvested ...................................................            3,835             5,706              3,696
                                                                             ---------         ---------          ---------
Accumulated benefit obligation ......................................           89,455           206,608            316,595
Effect of projected future salary increases .........................                -            16,918             23,633
                                                                             ---------         ---------          ---------
Projected benefit obligation ........................................           89,455           223,526            340,228
Plan assets at fair value ...........................................          102,718           197,174            281,443
                                                                             ---------         ---------          ---------
Projected benefit obligation less than (in excess of)
        plan assets .................................................           13,263           (26,352)           (58,785)
Unrecognized net actuarial losses ...................................           15,458            27,089             75,670
Minimum pension liability adjustment ................................                -           (10,171)           (52,037)
                                                                             ---------         ---------          ---------

Pension related asset (liability)  included in
         Consolidated Balance Sheets ................................        $  28,721         $  (9,434)         $ (35,152)
                                                                             =========         =========          =========

Actuarial assumptions for funded status information:
        Discount rate ...............................................             8.25%             8.25%              7.25%
        Average rate of increase in compensation levels .............                -               3.5%                 4%


At December 31, 1996, the Company changed the discount rate to 8.25% from 7.25% which decreased the projected benefit obligation by approximately $38.5 million. At December 31, 1995, the Company changed the discount rate to 7.25% from 8.5% which increased the projected benefit obligation by approximately $43.5 million.

The provisions of Financial Accounting Standards Board Statement No. 87 Employee Accounting for Pensions (SFAS No. 87) require recognition in the balance sheet of an additional minimum liability for pension plans with accumulated benefits in excess of plan assets. At December 31, 1996 and 1995, minimum pension liability adjustments of $10.2 million ($6.4 million after related income taxes) and $52.0 million ($32.0 million after related income taxes), respectively, are included in the accompanying Consolidated Balance Sheets.

Plan assets are primarily invested in United States Government and corporate debt securities, equity securities and fixed income insurance contracts. At December 31, 1996 and 1995, the Company's pension plans held Notes and Debentures of the Company with a market value of $17.0 million and $13.2 million, respectively.

                             WESTPOINT STEVENS INC.

3.  EMPLOYEE BENEFIT PLANS--CONTINUED

RETIREMENT SAVINGS PLAN

The Company amended its Retirement Savings Value Plan (the "401K Plan") effective January 1, 1995, to provide that the Company will match 50 percent of employee's before-tax contributions up to two percent of the employee's compensation. Company contributions may be made either in cash or in shares of Common Stock of the Company. During both 1996 and 1995, the Company charged $2.4 million to expense in connection with the 401K Plan.


OTHER POST-RETIREMENT BENEFIT PLANS

In addition to sponsoring defined benefit pension plans, the Company sponsors various defined benefit post-retirement plans that provide health care and life insurance benefits to certain current and future retirees. All such post-retirement benefit plans are unfunded. The following table presents the status of post-retirement plans (in thousands of dollars):

                                                                                           DECEMBER 31,
                                                                                     ----------------------
                                                                                       1996          1995
                                                                                     -------        -------
Accumulated post-retirement benefit obligation:
        Retirees ...............................................................     $17,815        $20,707
        Fully eligible active plan participants ................................         209            370
        Other active plan participants .........................................          87            168
        Unrecognized net gain ..................................................       4,627          1,808
                                                                                     -------        -------

Accrued post-retirement benefit obligation .....................................     $22,738        $23,053
                                                                                     =======        =======


Net periodic post-retirement benefit plans expense includes the following components (in thousands of dollars):

                                                                                                    YEAR ENDED DECEMBER 31,
                                                                                            ---------------------------------------
                                                                                              1996            1995            1994
                                                                                            -------         -------         -------
Service cost attributed to service during the period ...............................        $     3         $     5         $     6
Interest cost on accumulated post-retirement benefit plan obligations ..............          1,377           1,569           1,433
Amortization of unrecognized gain ..................................................            (61)           (142)            (51)
                                                                                            -------         -------         -------
Net periodic post-retirement benefit plans cost ....................................        $ 1,319         $ 1,432         $ 1,388
                                                                                            =======         =======         =======



As of December 31, 1996, the actuarial assumptions include a discount rate of 8.25% and a medical care trend rate of 8.7% for 1997, grading down to 6% by 2000. These trend rates reflect the Company's prior experience and management's expectation of future rates. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit plans obligations as of December 31, 1996 by approximately $0.5 million, and the aggregate service and interest cost components of net periodic post-retirement benefit cost for the year ended December 31, 1996 by an immaterial amount.

The Company continues to evaluate post-retirement plan redesign options that may reduce the ongoing annual expense of post-retirement benefits cost covered by FAS 106 and FAS 112.


4.  OTHER EXPENSE--NET

Included in "Other expense-net" in the accompanying Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994, are the amortization and write-off of deferred financing fees of $3.9 million, $3.9 million and $13.6 million, respectively.

                             WESTPOINT STEVENS INC.

5.  INCOME TAXES

The Company accounts for income taxes under FAS 109. Under FAS 109, deferred income taxes are provided at the enacted marginal rates on the difference between the financial statement and income tax bases of assets and liabilities. Deferred income tax provisions or benefits are based on the change in the deferred tax assets and liabilities from period to period.

The total provision (benefit) for income taxes consisted of the following (in thousands of dollars):

                                                                    YEAR ENDED DECEMBER 31,
                                                             -------------------------------------
                                                               1996          1995           1994
                                                             --------      --------       --------
Current
        Federal .....................................        $    957      $  2,311       $    600
        State .......................................             630         2,475          1,819
        Foreign .....................................             621          (145)           273
Deferred ............................................          30,492        25,809         19,908
                                                             --------      --------       --------
                                                             $ 32,700      $ 30,450       $ 22,600
                                                             ========      ========       ========


Income tax expense from operations differs from the statutory federal income tax rate of 35% for the following reasons (in thousands of dollars):

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------------
                                                                                   1996          1995           1994
                                                                                 --------      --------       --------
Income tax expense (benefit) at federal statutory income
    tax rate ..............................................................      $ 31,628      $(34,789)      $(63,267)
State income taxes (net of effect of federal
    income tax) ...........................................................         1,183         1,586          2,185
Interest on prior years' taxes ............................................             -         2,051          3,700
Amortization of Excess Reorganization Value ...............................             -        62,187         82,912
Other-net .................................................................          (111)         (585)        (2,930)
                                                                                 --------      --------       --------

Income tax expense ........................................................      $ 32,700      $ 30,450       $ 22,600
                                                                                 ========      ========       ========


Components of the net deferred income tax liability are as follows (in thousands of dollars):

                                                                                    DECEMBER 31,
                                                                              ----------------------
                                                                                 1996         1995
                                                                              ---------    ---------
Deferred tax liabilities:
        Basis differences resulting from reorganization ...................   $(108,634)   $(109,226)
        Accelerated depreciation ..........................................     (75,930)     (73,768)
        Income taxes related to prior years, including interest ...........     (18,755)     (16,122)
        Nondeductible expenses ............................................     (42,503)     (31,337)
        Other .............................................................      (4,715)      (5,038)

Deferred tax assets:
        Reserves for litigation, environmental, employee benefits and other      62,057       92,043
        Other .............................................................       9,423        6,693
                                                                              ---------    ---------
                                                                              $(179,057)   $(136,755)
                                                                              =========    =========

                             WESTPOINT STEVENS INC.

5.  INCOME TAXES--CONTINUED

At December 31, 1996, the Company has estimated operating loss carryforwards ("NOLs") expiring in 2004-2009 of approximately $443 million available to reduce future federal taxable income. Due to the ownership change which occurred September 16, 1992 in connection with a reorganization, the utilization of NOLs generated prior to this date will be significantly limited.

During prior years, the Internal Revenue Service (the "Service") issued Revenue Agent's Reports to Cluett, Peabody & Co., Inc., J. P. Stevens & Co., Inc., and West Point - Pepperell, Inc. asserting income tax deficiencies and additions to tax totaling approximately $89 million related to tax years 1979 and 1982 through 1989. This amount did not include interest which accrues from the dates the taxes were due until the dates of the payments. During 1995, the Company reached agreements with the Service concerning all of the Revenue Agent's Reports. As a result, the Company made payments in December, 1995, totaling approximately $33 million, which includes interest of approximately $19 million that was tax deductible. This liability had been accrued in previous periods and, accordingly, no additional income tax expense has been recognized in 1995 related to the agreements.


6.  STOCKHOLDERS' EQUITY

STOCK OPTIONS

The Company has granted stock options in accordance with (a) the 1993 Management Stock Option Plan (the "1993 Stock Option Plan") and, (b) the 1994 Non-Employee Directors Stock Option Plan (the "1994 Directors Stock Option Plan") and also has granted certain other stock options which were contractual options not granted pursuant to any plan. The 1993 Stock Option Plan covers approximately
1.9 million shares of Common Stock (approximately 700,000 shares of which are subject to further shareholder approval at the Company's May 14, 1997 Annual Meeting of Stockholders) and the 1994 Directors Stock Option Plan covers 150,000 shares of Common Stock. Key employees are granted options under the 1993 Stock Option Plan at terms (purchase price, expiration date and vesting schedule) established by a committee of the Board of Directors. Options granted either in accordance with contractual arrangements or pursuant to the 1993 Stock Option Plan have been at a price which is approximately equal to fair market value on the date of grant. Non-employee directors are granted options under the 1994 Directors Stock Option Plan at a price which is approximately equal to fair market value on the date of grant and such options are exercisable on the date of grant for a period of ten years. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.2% and 7%; no dividend yield; volatility factors of the expected market price of the Company's common stock of .29 and .29; and a weighted-average expected life of the option of 8 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                             WESTPOINT STEVENS INC.

6.  STOCKHOLDERS' EQUITY--CONTINUED

STOCK OPTIONS--CONTINUED

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma stock based compensation costs resulted in 1996 pro forma net income of $57.2 million (or pro forma net income per share of $1.80) and 1995 pro forma net loss of $130.2 million (or pro forma net loss per share of $3.98).

Changes in outstanding options were as follows:

                                                               NUMBER OF SHARES
                                                                (IN THOUSANDS)                     WEIGHTED AVERAGE
                                              ----------------------------------------------         OPTION PRICE
                                              QUALIFIED PLANS     CONTRACTUAL          TOTAL          PER SHARE
                                              ---------------     -----------         ------          ---------
Options outstanding at December 31, 1994             813               510             1,323            $12.22
Granted                                               94                 -                94            $14.96
Exercised and terminated                             (38)             (250)             (288)           $ 9.46
                                                  ------            ------            ------            ------
Options outstanding at December 31, 1995             869               260             1,129            $13.14
Granted                                              888                 -               888            $26.68
Exercised and terminated                             (67)              (55)             (122)           $12.13
                                                  ------            ------            ------            ------
Options outstanding at December 31, 1996           1,690               205             1,895            $19.56
                                                  ======            ======            ======            ======


At December 31, 1996, options for 883,600 shares were exercisable.


STOCK BONUS PLAN

During 1995, the Company's Board of Directors approved the WestPoint Stevens Inc. 1995 Key Employee Stock Bonus Plan (the "Stock Bonus Plan") covering 500,000 shares of the Company's Common Stock. Under the Stock Bonus Plan, the Company may grant bonus awards of shares of Common Stock to key employees based on the Company's achievement of targeted earnings levels during the Company's fiscal year. For 1996 and 1995, respectively, bonus awards were deemed earned by fifty-three and thirty-nine employees covering an aggregate of 321,732 and 338,468 shares of Common Stock. The Stock Bonus Plan provides for vesting of the bonus awards of 20 percent in the year of award and 20 percent in each of the next four years if the employee continues employment with the Company. The Company charged $3.4 million and $1.4 million to expense in 1996 and 1995, respectively, in connection with the Stock Bonus Plan.


7.  LEASE COMMITMENTS

The Company's operating leases, including sublease arrangements with divested operations, consist of land, sales offices, manufacturing equipment, warehouses and data processing equipment with expiration dates at various times during the next thirteen years. Some of the operating leases stipulate that the Company can
(a) purchase the properties at their then fair market values or (b) renew the leases at their then fair rental values. Some of the Company's leases, principally sales office space and manufacturing equipment, are sublet to others under leases expiring over the next four years.

                             WESTPOINT STEVENS INC.

7.  LEASE COMMITMENTS--CONTINUED

The following is a schedule, by year, of future minimum lease payments as of December 31, 1996 under operating leases, including sublease arrangements, that have initial or remaining noncancellable lease terms in excess of one year (in thousands of dollars):


         YEAR ENDING DECEMBER 31,
         ------------------------
                  1997...........................................   $ 26,959
                  1998...........................................     26,202
                  1999...........................................     21,865
                  2000...........................................     16,448
                  2001...........................................     10,917
                  Years subsequent to 2001.......................     26,627
                                                                    --------

                  Total minimum lease payments...................    129,018
                  Minimum sublease rentals.......................     (5,720)
                                                                    --------
                  Net minimum lease payments required for
                      operating leases...........................   $123,298
                                                                    ========


The following schedule shows the composition of total rental expense for all operating leases, except those with terms of one month or less that were not renewed (in thousands of dollars):

                                                       YEAR ENDED DECEMBER 31,
                                                --------------------------------------
                                                  1996           1995           1994
                                                --------       --------       --------
Minimum lease payments ....................     $ 40,217       $ 42,070       $ 38,616
Less sublease rentals .....................       (4,761)        (7,464)        (7,028)
                                                --------       --------       --------

Rent expense ..............................     $ 35,456       $ 34,606       $ 31,588
                                                ========       ========       ========


8.  LITIGATION AND CONTINGENT LIABILITIES

The Company is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and non-hazardous substances and wastes used in or resulting from its operations and potential remediation obligations thereunder. Certain of the Company's facilities (including certain facilities no longer owned or utilized by the Company) have been cited or are being investigated with respect to alleged violations of such laws and regulations. The Company is cooperating fully with relevant parties and authorities in all such matters. The Company believes that it has adequately provided in its financial statements for any expenses and liabilities that may result from such matters. The Company also is insured with respect to certain of such matters. The Company's operations are governed by laws and regulations relating to employee safety and health which, among other things, establish exposure limitations for cotton dust, formaldehyde, asbestos and noise, and regulate chemical and ergonomic hazards in the workplace. Although the Company does not expect that compliance with any of such laws and regulations will adversely affect the Company's operations, there can be no assurance such regulatory requirements will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such requirements.

The Company and its subsidiaries are involved in various other legal proceedings, both as plaintiff and as defendant, which are normal to its business. It is the opinion of management that the aforementioned actions and claims, if determined adversely to the Company, will not have a material adverse effect on the financial condition or operations of the Company taken as a whole.

                             WESTPOINT STEVENS INC.

 9.  CASH FLOW INFORMATION

                                                                      YEAR ENDED DECEMBER 31,
                                                               ------------------------------------
                                                                 1996          1995          1994
                                                               --------      --------      --------
(IN THOUSANDS OF DOLLARS)

Supplemental disclosures of cash flow information:
     Cash paid during the period:
        Interest ........................................      $102,565      $101,195      $103,236
                                                               ========      ========      ========

        Income taxes ....................................      $  5,733      $  4,433      $  5,429
                                                               ========      ========      ========


10.  SEGMENT AND MAJOR CUSTOMER INFORMATION

The Company is engaged in the manufacturing and marketing of products in two industry segments, consumer home fashions and knitted apparel fabrics, through Home Fashions and the Alamac Knits Subsidiary, respectively. Intersegment sales, export sales and foreign operations each comprise less than 10% of consolidated totals. "Other assets" consist mainly of prepaid pension costs, deferred financing fees and other corporate assets.

                             WESTPOINT STEVENS INC.

10.  SEGMENT AND MAJOR CUSTOMER INFORMATION--CONTINUED

Segment information is as follows (in thousands of dollars):



                                                                             YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------------------
                                                                     1996              1995               1994
                                                                 -----------       -----------        -----------
Net sales
        Home Fashions ....................................       $ 1,501,795       $ 1,418,157        $ 1,346,857
        Alamac Knits Subsidiary ..........................           222,019           231,721            249,935
                                                                 -----------       -----------        -----------
Total ....................................................       $ 1,723,814       $ 1,649,878        $ 1,596,792
                                                                 ===========       ===========        ===========

Operating earnings before amortization of excess
     reorganization value
        Home Fashions ....................................       $   188,518       $   178,722        $   156,770
        Alamac Knits Subsidiary ..........................             7,051             3,962             14,369
                                                                 -----------       -----------        -----------
Total ....................................................       $   195,569       $   182,684        $   171,139
                                                                 ===========       ===========        ===========

Operating earnings (loss)
        Home Fashions ....................................       $   188,518       $    26,276        $   (46,498)
        Alamac Knits Subsidiary ..........................             7,051           (21,267)           (19,255)
                                                                 -----------       -----------        -----------
Total ....................................................       $   195,569       $     5,009        $   (65,753)
                                                                 ===========       ===========        ===========

Assets employed at period end
        Home Fashions ....................................       $   957,385       $   962,456        $ 1,052,359
        Alamac Knits Subsidiary ..........................           144,173           147,263            183,975
        Other ............................................            55,441            33,249             33,901
                                                                 -----------       -----------        -----------
Total ....................................................       $ 1,156,999       $ 1,142,968        $ 1,270,235
                                                                 ===========       ===========        ===========
Capital expenditures, including capital leases
        Home Fashions ....................................       $    94,945       $    92,440        $    84,544
        Alamac Knits Subsidiary ..........................             4,998             9,757             24,475
                                                                 -----------       -----------        -----------
Total ....................................................       $    99,943       $   102,197        $   109,019
                                                                 ===========       ===========        ===========

Amortization of excess reorganization value
        Home Fashions ....................................                         $   152,446        $   203,268
        Alamac Knits Subsidiary ..........................                              25,229             33,624
                                                                                   -----------        -----------
Total ....................................................                         $   177,675        $   236,892
                                                                                   ===========        ===========

Depreciation and other amortization
        Home Fashions ....................................       $    68,929       $    69,262        $    74,244
        Alamac Knits Subsidiary ..........................             8,059            11,117             11,976
                                                                 -----------       -----------        -----------
Total ....................................................       $    76,988       $    80,379        $    86,220
                                                                 ===========       ===========        ===========

                             WESTPOINT STEVENS INC.

10.  SEGMENT AND MAJOR CUSTOMER INFORMATION--CONTINUED

Products of Home Fashions are sold primarily to domestic chain stores, mass merchants, department and specialty stores. Products of Alamac Knits Subsidiary are sold to branded and private label manufacturers who cover virtually all segments of the knitted apparel market. Sales to two customers as a percent of net sales, amounted to approximately 11% each for the year ended December 31, 1996. Sales to two customers as a percent of net sales, amounted to approximately 10% each for the year ended December 31, 1995. Sales to two customers as a percent of net sales, amounted to approximately 11% and 10% for the year ended December 31, 1994. During 1996, the Company's six largest customers accounted for approximately 47% of the Company's net sales.


11.  QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

                                                                            QUARTER
                                                           -------------------------------------------
                                                           FIRST       SECOND      THIRD       FOURTH
                                                           ------      ------      ------      ------
(IN MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

YEAR ENDED DECEMBER 31, 1996
----------------------------

Net sales .............................................    $383.0      $421.0      $464.8      $455.0
Gross earnings ........................................      89.3        91.4       112.3       104.9
Net income ............................................       8.0         8.7        21.7        19.3

Net income per common share (1) .......................       .25         .27         .68         .61





YEAR ENDED DECEMBER 31, 1995
----------------------------

Net sales .............................................    $376.2      $396.5      $454.4      $422.8
Gross earnings ........................................      88.0        89.2       108.5        98.3
Net income (loss) .....................................     (52.6)      (52.2)      (40.9)       15.9

Net income (loss) per common share (1) ................     (1.58)      (1.59)      (1.26)        .49



(1)Net income (loss) per common share calculations for each of the quarters is based on the weighted average number of common and common equivalent shares outstanding for each period and the sum of the quarters may not necessarily be equal to the full year net income (loss) per common share amount.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    IDENTIFICATION OF DIRECTORS

The information called for in this item is incorporated by reference from the Company's 1997 definitive proxy statement (under the caption "Board of Directors") to be filed with the Securities and Exchange Commission by April 11, 1997 (the "1997 Proxy Statement").

    IDENTIFICATION OF EXECUTIVE OFFICERS

The information called for in this item is incorporated by reference from the Company's 1997 Proxy Statement (under the caption "Management").

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference from the Company's 1997 Proxy Statement (under the caption "Executive Compensation").

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this item is incorporated by reference from the Company's 1997 Proxy Statement (under the caption "Security Ownership of Certain Beneficial Owners and Management").

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is incorporated by reference from the Company's 1997 Proxy Statement (under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions").

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS AND SCHEDULES

     FINANCIAL STATEMENTS.

     Consolidated Financial Statements for the three years ended December 31, 1996.

                                                                                  PAGE
                                                                                  ----
                  Report of Ernst & Young LLP, Independent Auditors ..........      18
                  Consolidated Balance Sheets ................................   19-20
                  Consolidated Statements of Operations ......................      21
                  Consolidated Statements of Stockholders' Equity (Deficit)...      22
                  Consolidated Statements of Cash Flows ......................      23
                  Notes to Consolidated Financial Statements .................   24-37

All financial statements required to be filed as part of this Annual Report on Form 10-K are filed under "Item 8. Financial Statements and Supplementary Data."

FINANCIAL STATEMENT SCHEDULES

                                                                                   PAGE
                                                                                   ----
                  Schedule II -- Valuation and Qualifying Accounts............      44

Note: All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b) REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 31, 1996.


EXHIBITS

   EXHIBIT
    NUMBER                         DESCRIPTION OF EXHIBIT
   -------                         ----------------------
     2.1          Debtors' Joint Plan of Reorganization, dated June 9, 1992, proposed by West Point Acquisition Corp. (since renamed
                  WestPoint Stevens Inc.), West Point Subsidiary Corp. (since renamed Valley Fashions Subsidiary Corp.) and West Point
                  Tender Corp. (since renamed Valley Fashions Tender Corp.), incorporated by reference to the Current Report on Form 8-K
                  (Commission File No. 1-4990) filed by West Point-Pepperell,
                  Inc. with the Commission on October 1, 1992.

     3.1          Restated Certificate of Incorporation of WestPoint Stevens
                  Inc., as currently in effect, incorporated by reference to the Post-Effective Amendment No. 1 Registration Statement on Form
                  S-1 (Commission File No. 33-77726) filed by the Company with the Securities and Exchange Commission on May 19, 1994.

     3.2 Amended and Restated By-laws of WestPoint Stevens Inc., as currently in effect, incorporated by reference to the Post-Effective Amendment No. 1 to Registration Statement on
                  Form S-1 (Commission File No. 33-77726) filed by the Company with the Securities and Exchange Commission on May 19, 1994.

      4 Form 15 (Commission File No. 0-21496) filed by the Company with the Commission on May 25, 1995, incorporated by reference herein.

    10.1 Indenture, dated as of December 10, 1993, between the Company and First Trust National Association, as trustee, for the 8
                  3/4% Senior Notes due 2001, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December
                  31, 1993 (Commission File No. 0-21496) filed by the Company with the Commission.

    10.2          Form of 8 3/4% Senior Notes due 2001 (included in the
                  Indenture filed as Exhibit 10.1), incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1993 (Commission File No. 0-21496) filed by the
                  Company with the Commission.

    10.3 Indenture, dated as of December 10, 1993, between the Company and the Bank of New York, as trustee, for the 9 3/8%
                  Subordinated Debentures due 2005, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1993 (Commission File No. 0-21496) filed by the
                  Company with the Commission.

    10.4 Form of 9 3/8% Subordinated Debentures due 2005 (included in the Indenture filed as Exhibit 10.3), incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Commission File No. 0-21496) filed by the Company with the Commission.

   EXHIBIT
    NUMBER                         DESCRIPTION OF EXHIBIT
   -------                         ----------------------
    10.5          Rights Agreement, dated as of September 16, 1992, between the
                  Company, The Bank of New York, as rights agent, as amended by
                  Amendment No. 1 to Rights Agreement, dated as of March 12,
                  1993, and Amendment No. 2 to Rights Agreement, dated as of
                  December 10, 1993, incorporated by reference to the
                  Registration Statement on Form 10/A (Commission File No.
                  0-21496) filed by the Company on January 6, 1994.

    10.6 Form of Restated Plan Registration Rights Agreement dated as of May 7, 1993, among the Company and the Existing Holders (as defined therein), incorporated by reference to the Registration Statement on Form 10 (Commission File No.
                  0-21496) filed by the Company on July 1, 1993.

    10.7          Form of Registration Rights Agreement, dated as of May 7,
                  1993, among the Company and the Purchaser (as defined therein) incorporated by reference to Exhibit 1 to the Form of Securities Purchase Agreement filed as Exhibit 10.13 to the
                  Registration Statement on Form 10 (Commission File No.
                  0-21496) filed by the Company with the Commission on July 1, 1993.

    10.8          Amended and Restated Credit Agreement, dated as of May 7,
                  1993, by and among West Point-Pepperell, Inc., the banks listed on the signature pages thereof, Bankers Trust Company, as administrative agent, and The Chase Manhattan Bank, N.A.,
                  Citicorp USA, Inc., NationsBank of North Carolina, Inc., The
                  Bank of New York and The Bank of Nova Scotia, as co-agents, incorporated by reference to the Registration Statement on Form 10 (Commission File No. 0-21496) filed by Valley Fashions
                  Corp. with the Commission on July 1, 1993.

    10.9          Employment Agreement, dated as of March 8, 1993, between West
                  Point-Pepperell, Inc. and Holcombe T. Green, Jr., together with Letter, dated as of March 8, 1993, from the Company to Holcombe T. Green, Jr., incorporated by reference to the Registration Statement on Form 10 (Commission File No.
                  0-21496) filed by Valley Fashions Corp. (since renamed
                  WestPoint Stevens Inc.) with the Commission on July 1, 1993.

    10.10         Employment Agreement, dated as of April 1, 1993, between West
                  Point-Pepperell, Inc. and Morgan M. Schuessler, together with
                  Letter, dated as of April 1, 1993, from the Company to Morgan
                  M. Schuessler, incorporated by reference to the Registration
                  Statement on Form 10 (Commission File No. 0-21496) filed by
                  Valley Fashions Corp. (since renamed WestPoint Stevens Inc.)
                  with the Commission on July 1, 1993.

    10.11         Employment Agreement, dated as of February 1, 1993, between
                  West Point-Pepperell, Inc. and Joseph L. Jennings, Jr., incorporated by reference to the Registration Statement on Form 10 (Commission File No. 0-21496) filed by the Company with the Commission on July 1, 1993.

    10.12         Employment Agreement, dated as of March 8, 1993, between West
                  Point-Pepperell, Inc. and Thomas J. Ward, incorporated by reference to the Registration Statement on Form 10 (Commission
                  File No. 0-21496) filed by the Company with the Commission on July 1, 1993.

    10.13 Form of directors and officers Indemnification Agreement with West Point-Pepperell, Inc., incorporated by reference to the Registration Statement on Form S-1 (Commission File No.
                  33-69858) filed by the Company with the Commission on October
                  1, 1993.

    10.14 1993 Management Stock Option Plan, incorporated by reference to the Registration Statement on Form 10 (Commission File No.
                  0-21496) filed by the Company with the Commission on July 1, 1993.

   EXHIBIT
    NUMBER                         DESCRIPTION OF EXHIBIT
   -------                         ----------------------
    10.15         Description of 1993 Senior Management Incentive Plan,
                  incorporated by reference to the Company's 1994 Proxy
                  Statement (Commission File No. 0-21496) filed by the Company with the Commission.

    10.16         West Point-Pepperell, Inc. Supplemental Retirement Plan for
                  Eligible Executives, as amended, incorporated by reference to the Schedule 14D-9 dated November 3, 1988 (Commission File No.
                  1-4490) filed by West Point-Pepperell, Inc. with the Commission.

    10.17         West Point-Pepperell, Inc. Supplemental Executive Retirement
                  Plan, as amended, incorporated by reference to the Schedule
                  14D-9 dated November 3, 1988 (Commission File No. 1-4490) filed by West Point-Pepperell, Inc. with the Commission.

    10.18         Indenture, dated as of March 1, 1987, between J.P. Stevens &
                  Co., Inc. and The Bank of New York, as trustee, for the 9%
                  Sinking Fund Debentures due 2017 including the First and
                  Second Supplemental Indentures thereto, incorporated by reference to the Registration Statement on Form S-1
                  (Commission File No. 33-69858) filed by the Company with the Commission on October 1, 1993.

    10.19         Credit Agreement, dated as of December 1, 1993, among Valley
                  Fashions Corp., Bankers Trust Company as Administrative Agent, the Co-Agents parties thereto and the other financial institutions parties thereto as amended on December 10, 1993, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Commission File
                  No. 0-21496) filed by the Company with the Commission.

    10.20         Revolving Certificate Purchase Agreement, dated as of December
                  1, 1993, among WPS Receivables Corporation, the Company, the
                  Co-Agents and Revolving Purchasers named therein, Bankers
                  Trust Company, as Administrative Agent, and NationsBank of
                  North Carolina, N.A., as Agent, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended
                  December 31, 1993 (Commission File No. 0-21496) filed by the
                  Company with the Commission.

    10.21         Amendment No. 1 to the Revolving Certificate Purchase
                  Agreement, dated as of December 10, 1993, among WPS
                  Receivables Corporation, the Company, the Co-Agents and
                  Revolving Purchasers named therein, Bankers Trust Company, as
                  Administrative Agent, and NationsBank of North Carolina, N.A., as Agent, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993
                  (Commission File No. 0-21496) filed by the Company with the Commission.

    10.22         Pooling and Servicing Agreement, dated as of December 10,
                  1993, among, WPS Receivables Corporation, as transferor, the Company, as the initial Servicer, and Chemical Bank, as Trustee, incorporated by reference to the Current Report on Form 8-K (Commission File No. 0-21496) filed by the Company with the Commission on December 10, 1993.

    10.23 Receivables Purchase Agreement, dated as of December 10, 1993, among WPS Receivables Corporation, as Purchaser, and the Company and Alamac Knit Fabrics, Inc., as Sellers, incorporated by reference to the Current Report on Form 8-K
                  (Commission File No. 0-21496) filed by the Company with the Commission on December 10, 1993.

    10.24         Form of Securities Purchase Agreement, dated as of March 12,
                  1993, among the Company, New Street Capital Corporation,
                  Magten Asset Management Corporation and each Other Holder (as defined therein), incorporated by reference to the Registration Statement on Form 10 (Commission File No.
                  0-21496) filed by the Company with the Commission on July 1, 1993.

   EXHIBIT
    NUMBER                         DESCRIPTION OF EXHIBIT
   -------                         ----------------------
    10.25         Amended and Restated Credit Agreement dated November 23, 1994, among the Company, NationsBank of North Carolina, N.A. as
                  Administrative Agent, the Co-Agents parties thereto and the other financial institutions parties thereto, incorporated by reference to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994 (Commission File No. 0-21496)
                  filed by the Company with the Commission.

    10.26         WestPoint Stevens Inc. 1994 Non-Employee Directors Stock
                  Option Plan, incorporated by reference to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994
                  (Commission File No. 0-21496) filed by the Company with the Commission.

    10.27 Amended and Restated Pooling and Servicing Agreement, dated as of May 27, 1994, among WPS Receivables Corporation, the
                  Company and Chemical Bank, incorporated by reference to the Registration Statement on Form S-1, Amendment No. 2
                  (Commission File No. 33- 76956) filed by WPS Receivables
                  Corporation with the Commission on May 24, 1994.

    10.28         Revolving Certificate Purchase Agreement, dated as of May 27,
                  1994, among WPS Receivables Corporation, the Company, the
                  Co-Agents and Revolving Purchasers named therein, Bankers
                  Trust Company, as Administrative Agent, and NationsBank of
                  North Carolina, N.A., as Agent, incorporated by reference to the Registration Statement on Form S-1, Amendment No. 3
                  (Commission File No. 33-76956) filed by WPS Receivables
                  Corporation with the Commission on May 16, 1994.

    10.29 Amended and Restated Receivables Purchase Agreement, dated as of May 27, 1994, among WPS Receivables Corporation, as
                  Purchaser, and the Company and Alamac Knit Fabrics, Inc., as
                  Sellers, incorporated by reference to the Registration
                  Statement on Form S-1, Amendment No. 3 (Commission File No.
                  33-76956) filed by WPS Receivables Corporation with the Commission on May 16, 1994.

    10.30         Series 1994-1 Supplement, dated as of May 27, 1994, to the
                  Amended and Restated Pooling and Servicing Agreement, among
                  WPS Receivables Corporation, the Company and Chemical Bank, incorporated by reference to the Registration Statement on Form S-1, Amendment No. 3 (Commission File 33-76956) filed by
                  WPS Receivables Corporation with the Commission on May 16,
                  1994.

    10.31         Series 1994-R Supplement, dated as of May 27, 1994, to the
                  Amended and Restated Pooling and Servicing Agreement, among
                  WPS Receivables Corporation, the company and Chemical Bank, incorporated by reference to the Registration Statement on Form S-1, Amendment No. 3 (Commission File No. 33-76956) filed by WPS Receivables Corporation with the Commission on May 16,
                  1994.

    10.32         WestPoint Stevens Inc. Amended and Restated 1994 Non-Employee
                  Directors Stock Option Plan, incorporated by reference to the Form 10-Q for the quarterly period ended June 30, 1995
                  (Commission File No. 0-21496) filed by the Company with the Commission on August 9, 1995.

    10.33 Description of Senior Management Incentive Plan, incorporated by reference to the Company's 1995 Proxy Statement (Commission
                  File No. 0-21496) filed by the Company with the Commission on April 7, 1995.

    10.34 WestPoint Stevens Inc. 1995 Key Employee Stock Bonus Plan, incorporated by reference to the Registration Statement Form
                  S-8 (Registration No. 33-95580) filed by the Company on August
                  11, 1995.

   EXHIBIT
    NUMBER                         DESCRIPTION OF EXHIBIT
   -------                         ----------------------
    10.36         Amendment Agreement dated December 4, 1995 among the Company,
                  NationsBank, N.A., The Bank of New York, The First National
                  Bank of Boston, The First National Bank of Chicago, The Nippon
                  Credit Bank, Ltd., Wachovia Bank of Georgia, N.A., Trust
                  Company Bank, AmSouth Bank of Alabama and ABN AMRO Bank, N.V.,
                  incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File
                  No. 0-21496) filed by the Company with the Commission.

    10.37 Form of directors and officers Indemnification Agreement with the Company, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995
                  (Commission File No. 0-21496) filed by the Company with the Commission.

    10.38         WestPoint Stevens Inc. 1995 Key Employee Stock Bonus Plan (As
                  Amended), incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995
                  (Commission File No. 0-21496) filed by the Company with the Commission.

    10.39         Tax Settlement Form 870-AD between WestPoint Stevens Inc.
                  (successor-in-interest to Cluett, Peabody & Co., Inc.) and the
                  Internal Revenue Service dated December 11, 1995, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-21496) filed by the Company with the Commission.

    10.40         Tax Settlement Form 870-AD between WestPoint Stevens Inc.
                  (successor-in-interest to West Point-Pepperell, Inc.) and the
                  Internal Revenue Service dated August 29, 1995, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-21496) filed by the Company with the Commission.

    10.41         Tax Settlement Form 870-AD between J.P. Stevens & Co., Inc.
                  and the Internal Revenue Service dated August 29, 1995, incorporated by reference to the Annual Report on Form 10- K for the fiscal year ended December 31, 1995 (Commission File
                  No. 0-21496) filed by the Company with the Commission.

    10.42         Second Amendment and Waiver Agreement dated as of January 23,
                  1997, among the Company, NationsBank, N.A. (formerly known as
                  NationsBank of North Carolina, N.A., the Bank of New York, The
                  First National Bank of Boston, The First National Bank of
                  Chicago, The Nippon Credit Bank, Ltd., Wachovia Bank of
                  Georgia, N.A., SunTrust Bank, Atlanta (formerly known as Trust
                  Company Bank), AmSouth Bank of Alabama, and ABN AMRO Bank,
                  N.V.

    10.43         Credit Agreement dated as of January 23, 1997, among WestPoint
                  Stevens (UK) Limited, P.J. Flower & Co. Limited, as the
                  Borrowers, the Company as Guarantor, the several lenders identified on the signature pages thereto and such other lenders as may from time to time become a party thereto and NationsBank, N.A., as agent for the Lenders

    10.44         First Amendment to the WestPoint Stevens Inc. Supplemental
                  Retirement Plan dated as of September 6, 1996

    10.45         Employment Agreement effective January 1, 1997 between the
                  Company and Joseph L. Jennings superseding the Employment
                  Agreement of February 1, 1993.

      11          Statement re: Computation of earnings per share

      21          List of Subsidiaries of the Registrant.

      23          Consent of Ernst & Young LLP, independent auditors.

      27          Financial Data Schedule (for SEC use only)

                             WESTPOINT STEVENS INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)




                                                                     ADDITIONS
                                                   BALANCE AT        CHARGED TO                               BALANCE AT
                                                  BEGINNING OF       COSTS AND                     OTHER        END OF
                                                     PERIOD          EXPENSES     DEDUCTIONS    ADJUSTMENTS    PERIOD(3)
                                                    --------         --------      --------      --------      --------
Year Ended December 31, 1996
   Accounts receivable allowances:
      Doubtful accounts.......................      $ 16,357         $ 1,913       $  1,174(1)   $      -      $ 17,096
      Cash and/or trade discounts
          and returns and allowances..........         6,538            (773)(2)          -             -         5,765
                                                    --------         --------      --------      --------      --------
                                                    $ 22,895         $  1,140      $  1,174      $      -      $ 22,861
                                                    ========         ========      ========      ========      ========




Year Ended December 31, 1995
   Accounts receivable allowances:
      Doubtful accounts.......................      $ 12,015         $  6,486      $  2,144(1)  $       -      $ 16,357
      Cash and/or trade discounts
          and returns and allowances..........         5,638              900(2)          -             -         6,538
                                                    --------         --------      --------      --------      --------
                                                    $ 17,653         $  7,386      $  2,144      $      -      $ 22,895
                                                    ========         ========      ========      ========      ========




Year Ended December 31, 1994
   Accounts receivable allowances:
      Doubtful accounts.......................      $ 10,496         $  2,596      $    920(1)   $   (157)     $ 12,015
      Cash and/or trade discounts
          and returns and allowances..........         6,885           (1,247)(2)         -             -         5,638
                                                    --------         --------      --------      --------      --------
                                                    $ 17,381         $  1,349      $    920      $   (157)     $ 17,653
                                                    ========         ========      ========      ========      ========




(1)Accounts written off, less recoveries of accounts previously written off.
(2)Net change.
(3)Reserves are deducted from assets to which they apply.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        WESTPOINT STEVENS INC.
                                        (Registrant)

                                        By: /s/ Holcombe T. Green, Jr.
                                            ------------------------------------
                                            Holcombe T. Green, Jr.
                                            Chairman of the Board and Chief
                                            Executive Officer

                                            February 13, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Holcombe T. Green, Jr.                      By: /s/ Morgan M. Schuessler
    ------------------------------------------          ---------------------------------------
    Holcombe T. Green, Jr.                              Morgan M. Schuessler
    Chairman of the Board and Chief Executive           Executive Vice President/Finance
    Officer (principal executive officer)               and Chief Financial Officer
                                                        (principal financial officer)

    February 13, 1997                                   February 13, 1997



By: /s/ Joseph L. Jennings, Jr.                     By: /s/ J. Nelson Griffith
    ------------------------------------------          ---------------------------------------
    Joseph L. Jennings, Jr.                             J. Nelson Griffith
    Vice Chairman of the Board                          Controller
                                                        (principal accounting officer)

    February 13, 1997                                   February 13, 1997



By: /s/ M. Katherine Dwyer                          By: /s/ John G. Hudson
    ------------------------------------------          ---------------------------------------
    M. Katherine Dwyer                                  John G. Hudson
    Director                                            Director

    February 13, 1997                                   February 13, 1997



By: /s/ Charles W. McCall                           By: /s/ Douglas T. McClure
    ------------------------------------------          ---------------------------------------
    Charles W. McCall                                   Douglas T. McClure
    Director                                            Director

    February 13, 1997                                   February 13, 1997

By: /s/ Gerald B. Mitchell                          By: /s/ Phillip Siegel
    ------------------------------------------          ---------------------------------------
    Gerald B. Mitchell                                  Phillip Siegel
    Director                                            Director

    February 13, 1997                                   February 13, 1997



By: /s/ John F. Sorte
    ------------------------------------------
    John F. Sorte
    Director

    February 13, 1997