Form 10-K405/A
period 1996-12-31
WESTPOINT STEVENS INC
filed 1997-03-20
CIK 852952

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
         (MARK ONE)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the fiscal year ended December 31, 1996

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period for              to
                                       -------------   ---------------

                           COMMISSION FILE NO. 0-21496

                             WESTPOINT STEVENS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                            36-3498354
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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                       Name of each exchange
   Title of each class                                  on which registered
   -------------------                                  -------------------
Common Stock, $.01 par value                                   NASDAQ

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X   No
                                                 -----   -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of the Registrant's knowledge, in definitive proxy or information incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $607,550,895 at February 3, 1997. The number of shares of Common Stock outstanding at February 3, 1997, was 30,916,288.

                  APPLICABLE ONLY TO REGISTRANTS INVOLVED IN A
             BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.        Yes  X    No
                                -----    -----

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the registrant's definitive proxy statement to be mailed to stockholders in connection with the registrant's May 14, 1997 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

==============================================================================

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


                                                             YEAR ENDED                              THREE                NINE
                                                            DECEMBER 31,                          MONTHS ENDED        MONTHS ENDED
                                         ------------------------------------------------         DECEMBER 31,        SEPTEMBER 30,
                                           1996         1995         1994         1993(1)             1992               1992 (2)
                                         ------------------------------------------------         ------------        -------------
  (IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF
   OPERATIONS DATA:
Net sales                                $1,723.8    $1,649.9      $1,596.8     $1,501.0            $394.0                $1,102.1
Gross earnings                              397.9       384.0         368.0        355.3              90.0                   255.6
Operating earnings (loss)(3)                195.6         5.0         (65.8)      (258.4)              9.3                    87.5
Interest expense                            102.4       101.3         102.1         98.2              30.7                   177.9
Income (loss) from
    operations before income
    tax expense (benefit) and
    extraordinary items                      90.4       (99.4)       (180.8)      (372.8)            (21.7)                 (704.7)
Income (loss) from
    operations before
    extraordinary items                      57.7      (129.8)       (203.4)      (321.6)            (25.2)                 (728.9)

Net income (loss)                            57.7      (129.8)       (203.4)      (402.3)            (25.2)                  422.6

Net income (loss) per common share(4)        1.81       (3.97)        (6.02)      (12.55)            (0.87)                    -

Weighted average shares outstanding          31.8        32.7          33.8         32.1              29.1

                                                                      DECEMBER 31,
                                        ----------------------------------------------------------------------
                                          1996           1995            1994           1993           1992(2)
                                        --------       --------        --------       --------       ---------
(IN MILLIONS)
BALANCE SHEET DATA:
Total assets                            $1,157.0       $1,143.0        $1,270.2       $1,512.9       $1,979.9
Working capital (deficiency)(5)            140.9          115.7           122.7          159.7         (646.4)
Total debt                               1,099.0        1,148.0         1,083.0        1,112.5        1,088.5
Stockholders' equity (deficit)            (450.4)        (505.9)         (337.2)        (140.3)         232.0


                                                             YEAR ENDED                           THREE                  NINE
                                                             DECEMBER 31,                      MONTHS ENDED          MONTHS ENDED
                                         -----------------------------------------------       DECEMBER 31,          SEPTEMBER 30,
     (IN MILLIONS, EXCEPT RATIOS)          1996         1995         1994       1993(1)           1992                  1992(2)
                                         -----------------------------------------------  --------------------      --------------
OTHER DATA:
Depreciation and amortization(6)            $77.0       $80.4       $ 86.2       $ 82.8           $ 22.7                   $ 84.5
Amortization of excess reorganization
    value (2)                                   -       177.7        236.9        221.6             31.9                        -
Restructuring expense                           -           -            -        200.0                -
Reorganization expense                          -           -            -            -                -                    612.5
Capital expenditures                         99.9       102.2        109.0         89.0             16.2                     36.3
Operating earnings before amortization
    of excess reorganization value,
    goodwill amortization and
    restructuring expense(7)                195.6       182.7        171.1        163.2             41.1                    107.6
Operating margin before amortization
    of excess reorganization value,
    goodwill amortization and
    restructuring expense(8)                 11.3%       11.1%        10.7%        10.9%            10.4%                     9.8%


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

(5)Working capital (deficiency) for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 includes the current portion of bank indebtedness and other long-term debt of $24.0 million, $73.0 million, $48.0 million, $18.0 million, and $998.1 million, respectively.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  FINANCIAL STATEMENTS AND SCHEDULES

        FINANCIAL STATEMENTS.

        Consolidated Financial Statements for the three years ended December 31, 1996.

                                                                                                           PAGE
                                                                                                           ----
              Report of Ernst & Young LLP,  Independent Auditors........................................     18
              Consolidated Balance Sheets...............................................................  19-20
              Consolidated Statements of Operations . . . . . . . . . . ................................     21
              Consolidated Statements of Stockholders' Equity (Deficit).................................     22
              Consolidated Statements of Cash Flows.....................................................     23
              Notes to Consolidated Financial Statements................................................  24-37

All financial statements required to be filed as part of this Annual Report on Form 10-K are filed under "Item 8. Financial Statements and Supplementary Data."

FINANCIAL STATEMENT SCHEDULES

                                                                                                           PAGE
                                                                                                           ----
              Schedule II -- Valuation and Qualifying Accounts..........................................     44

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

        EXHIBIT
        NUMBER                         DESCRIPTION OF EXHIBIT
        -------                        ----------------------
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

         EXHIBIT
         NUMBER                         DESCRIPTION OF EXHIBIT
         -------                        ----------------------
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

          10.27 Amended and Restated Pooling and Servicing Agreement, dated as of May 27, 1994, among WPS Receivables Corporation, the
                    Company and Chemical Bank, incorporated by reference to the Registration Statement on Form S-1, Amendment No. 2
                    (Commission File No. 33-76956) filed by WPS Receivables
                    Corporation with the Commission on May 24, 1994.


         EXHIBIT
         NUMBER                         DESCRIPTION OF EXHIBIT
         -------                        ----------------------
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

          10.35     Credit Agreement dated December 4, 1995, among Alamac Knit
                    Fabrics, Inc., as Borrower, Alamac Enterprises Inc. and AIH
                    Inc., as Guarantors, the Lenders identified therein and NationsBank, N.A., as Agent.

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


         EXHIBIT                       DESCRIPTION OF EXHIBIT
         NUMBER                        ----------------------
         -------
          10.40     Tax Settlement Form 870-AD between WestPoint Stevens Inc.
                    (successor-in-interest to WestPoint-Pepperell, Inc.) and the
                    Internal Revenue Service dated August 29, 1995, incorporated by reference to the Annual Report on Form 10-K for the
                    fiscal year ended December 31, 1995 (Commission File No.
                    0-21496) filed by the Company with the Commission.

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

          10.43     Credit Agreement dated as of January 23, 1997, among
                    WestPoint Stevens (UK) Limited, P.J. Flower & Co. Limited, as the Borrowers, the Company as Guarantor, the several lenders identified on the signature pages thereto and such other lenders as may from time to time become a party thereto and NationsBank, N.A., as agent for the Lenders.

          10.44     First Amendment to the WestPoint Stevens Inc. Supplemental
                    Retirement Plan dated as of September 6, 1996.

          10.45     Employment Agreement effective January 1, 1997 between the
                    Company and Joseph L. Jennings superseding the Employment
                    Agreement of February 1, 1993.

             11     Statement re: Computation of earnings per share.

             21     List of Subsidiaries of the Registrant

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



                                  WESTPOINT STEVENS INC.
                                  (Registrant)



                                  By: /s/ Christopher N. Zodrow
                                      -----------------------------------
                                      Christopher N. Zodrow
                                      Title: Vice President and Secretary



Date: March 13, 1997

                                  EXHIBIT INDEX

                                                                                        SEQUENTIAL
        EXHIBIT                                                                          NUMBERED
        NUMBER                         DESCRIPTION OF EXHIBIT                              PAGE
        -------                        ----------------------                              ----
          2.1       Debtors' Joint Plan of Reorganization, dated June 9, 1992,              *
                    proposed by West Point Acquisition Corp. (since renamed
                    WestPoint Stevens, Inc.), West Point Subsidiary Corp. (since renamed Valley Fashions Subsidiary Corp.) and West Point
                    Tender Corp. (since renamed Valley Fashions Tender Corp.), incorporated by reference to the Current Report on Form 8-K
                    (Commission File No. 1-4990) filed by West Point-Pepperell,
                    Inc. with the Commission on October 1, 1992.

          3.1       Restated Certificate of Incorporation of WestPoint Stevens               *
                    Inc., as currently in effect, incorporated by reference to the Post-Effective Amendment No. 1 Registration Statement on
                    Form S-1 (Commission File No. 33-77726) filed by the Company with the Securities and Exchange Commission on May 19, 1994.

          3.2       Amended and Restated By-laws of WestPoint Stevens Inc., as               *
                    currently in effect, incorporated by reference to the
                    Post-Effective Amendment No. 1 to Registration Statement on
                    Form S-1 (Commission File No. 33-77726) filed by the Company with the Securities and Exchange Commission on May 19, 1994.

          4         Form 15 (Commission File No. 0-21496) filed by the Company               *
                    with the Commission on May 25, 1995, incorporated by
                    reference herein.

          10.1      Indenture, dated as of December 10, 1993, between the                    *
                    Company and First Trust National Association, as trustee,
                    for the 8 3/4% Senior Notes due 2001, incorporated by
                    reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Commission File No. 0-21496)
                    filed by the Company with the Commission.

          10.2      Form of 8 3/4% Senior Notes due 2001 (included in the                    *
                    Indenture filed as Exhibit 10.1), incorporated by
                    reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Commission File No. 0-21496)
                    filed by the Company with the Commission.

          10.3      Indenture, dated as of December 10, 1993, between the                    *
                    Company and The Bank of New York, as trustee, for the 9 3/8%
                    Subordinated Debentures due 2005, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1993 (Commission File No. 0-21496) filed by the
                    Company with the Commission.

          10.4      Form of 9 3/8% Subordinated Debentures due 2005 (included in             *
                    the Indenture filed as Exhibit 10.3), incorporated by
                    reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Commission File No. 0-21496)
                    filed by the Company with the Commission.

          10.5      Rights Agreement, dated as of September 16, 1992, between                *
                    the Company, the Bank of New York, as rights agent, as
                    amended by Amendment No. 1 to Rights Agreement, dated as of
                    March 12, 1993, and Amendment No. 2 to Rights Agreement,
                    dated as of December 10, 1993, incorporated by reference to the Registration Statement on Form 10/A (Commission File No.
                    0-21496) filed by the Company on January 6, 1994.

          10.6      Form of Restated Plan Registration Rights Agreement dated as             *
                    of May 7, 1993, among the Company and the Existing Holders
                    (as defined therein), incorporated by reference to the
                    Registration Statement on Form 10 (Commission File No.
                    0-21496) filed by the Company on July 1, 1993.

          10.7      Form of Registration Rights Agreement, dated as of May 7,                *
                    1993, among the Company and the Purchaser (as defined
                    therein) incorporated by reference to Exhibit 1 to the Form of Securities Purchase Agreement filed as Exhibit 10.13 to the Registration Statement on Form 10 (Commission File No.
                    0-21496) filed by the Company with the Commission on July 1,
                    1993.


                                                                                        SEQUENTIAL
        EXHIBIT                                                                          NUMBERED
        NUMBER                         DESCRIPTION OF EXHIBIT                              PAGE
        -------                        ----------------------                              ----
          10.8      Amended and Restated Credit Agreement, dated as of May 7,               *
                    1993, by and among West Point-Pepperell, Inc., the banks
                    listed on the signature pages thereof, Bankers Trust
                    Company, as administrative agent, and The Chase Manhattan
                    Bank, N.A., Citicorp USA, Inc., NationsBank of North
                    Carolina, Inc., The Bank of New York and The Bank of Nova
                    Scotia, as co-agents, incorporated by reference to the
                    Registration Statement on From 10 (Commission File No.
                    0-21496) filed by Valley Fashions Corp. with the Commission on July 1, 1993.

          10.9      Employment Agreement, dated as of March 8, 1993, between                 *
                    West Point-Pepperell, Inc. and Holcombe T. Green, Jr.,
                    together with Letter, dated as of March 8, 1993, from the
                    Company to Holcombe T. Green, Jr., incorporated by reference to the Registration Statement on Form 10 (Commission File
                    No. 0-21496) filed by Valley Fashions Corp. (since renamed
                    WestPoint Stevens Inc.) with the Commission on July 1, 1993.

          10.10     Employee Agreement, dated as of April 1, 1993, between West              *
                    Point-Pepperell, Inc. and Morgan M. Schuessler, together
                    with Letter, dated as of April 1, 1993, from the Company to
                    Morgan M. Schuessler, incorporated by reference to the
                    Registration Statement on Form 10 (Commission File No.
                    0-21496) filed by Valley Fashions Corp. (since renamed
                    WestPoint Stevens Inc.) with the Commission on July 1, 1993.

          10.11     Employment Agreement, dated as of February 1, 1993, between              *
                    West Point-Pepperell, Inc. and Joseph L. Jennings, Jr.,
                    incorporated by reference to the Registration Statement on
                    Form 10 (Commission File No. 0-21496) filed by the Company with the Commission on July 1, 1993.

          10.12     Employee Agreement, dated as of March 8, 1993, between West              *
                    Point-Pepperell, Inc. and Thomas J. Ward, incorporated by
                    reference to the Registration Statement on Form 10
                    (Commission File No. 0-21496) filed by the Company with the
                    Commission on July 1, 1993.

          10.13     Form of directors and officers Indemnification Agreement                 *
                    with West Point-Pepperell, Inc. incorporated by reference
                    to the Registration Statement on Form S-1 (Commission File
                    No. 33-69858) filed by the Company with the Commission on
                    October 1, 1993.

          10.14     1993 Management Stock Option Plan, incorporated by reference             *
                    to the Registration Statement on Form 10 (Commission File
                    No. 0-21496) filed by the Company with the Commission on
                    July 1, 1993.

          10.15     Description of 1993 Senior Management Incentive Plan,                    *
                    incorporated by reference to the Company's 1994 Proxy
                    Statement (Commission File No. 0-21496) filed by the Company with the Commission.

          10.16     West Point-Pepperell, Inc. Supplemental Retirement Plan for              *
                    Eligible Executives, as amended, incorporated by reference to the Schedule 14D-9 dated November 3, 1988 (Commission
                    File No. 1-4490) filed by West Point-Pepperell, Inc. with
                    the Commission.

          10.17     West Point-Pepperell, Inc. Supplemental Executive Retirement             *
                    Plan, as amended, incorporated by reference to the
                    Schedule 14D-9 dated November 3, 1988 (Commission File No.
                    1-4490) filed by West Point-Pepperell, Inc. with the
                    Commission.

          10.18     Indenture, dated as of March 1, 1987, between J. P. Stevens              *
                    & Co., Inc. and The Bank of New York, as trustee, for the
                    9% Sinking Fund Debentures due 2017 including the First and
                    Second Supplemental Indentures thereto, incorporated by
                    reference to the Registration Statement on Form S-1
                    (Commission File No. 33-69858) filed by the Company with the
                    Commission on October 1, 1993.

        EXHIBIT                                                                          NUMBERED
        NUMBER                         DESCRIPTION OF EXHIBIT                              PAGE
        -------                        ----------------------                              ----
          10.19     Credit Agreement, dated as of December 1, 1993, among Valley            *
                    Fashions Corp., Bankers Trust Company as Administrative
                    Agent, the Co-Agents parties thereto and the other financial institutions parties thereto as amended on December 10,
                    1993, incorporated by reference to the Annual Report on Form
                    10-K for the fiscal year ended December 31, 1993 (Commission
                    File No. 0-21496) filed by the Company with the Commission.

          10.20     Revolving Certificate Purchase Agreement, dated as of                    *
                    December 1, 1993, among WPS Receivables Corporation, the
                    Company, the Co-Agents and Revolving Purchasers named
                    therein, Bankers Trust Company, as Administrative Agent, and
                    NationsBank of North Carolina, N.A., as Agent, incorporated by reference to the Annual Report on Form 10-K for the
                    fiscal year ended December 31, 1993 (Commission File No.
                    0-21496) filed by the Company with the Commission.

          10.21     Amendment No. 1 to the Revolving Certificate Purchase                    *
                    Agreement, dated as of December 10, 1993, among WPS
                    Receivables Corporation, the Company, the Co-Agents and
                    Revolving Purchasers named therein, Bankers Trust Company, as Administrative Agent, and NationsBank of North Carolina,
                    N.A., as Agent, incorporated by reference to the Annual
                    Report on Form 10-K for the fiscal year ended December 31,
                    1993 (Commission File No. 0-21496) filed by the Company with the Commission.

          10.22     Pooling and Servicing Agreement, dated as of December 10,                *
                    1993, among, WPS Receivables Corporation, as transferor,
                    the Company, as the initial Servicer, and Chemical Bank, as
                    Trustee, incorporated by reference to the Current Report on
                    Form 8-K (Commission File No. 0-21496) filed by the Company with the Commission on December 10, 1993.

          10.23     Receivables Purchase Agreement, dated as of December 10,                 *
                    1993, among WPS Receivables Corporation, as Purchaser, and the Company and Alamac Knit Fabrics, Inc., as Sellers,
                    incorporated by reference to the Current Report on Form 8-K
                    (Commission File No. 0-21496) filed by the Company with the
                    Commission on December 10, 1993.

          10.24     Form of Securities Purchase Agreement, dated as of March 12,             *
                    1993, among the Company, New Street Capital Corporation,
                    Magten Asset Management Corporation and each Other Holder
                    (as defined therein), incorporated by reference to the
                    Registration Statement on Form 10 (Commission File No.
                    0-21496) filed by the Company with the Commission on July 1,
                    1993.

          10.25     Amended and Restated Credit Agreement dated November 23,                 *
                    1994, among the Company, NationsBank of North Carolina,
                    N.A. as Administrative Agent, the Co-Agents parties thereto and the other financial institutions parties thereto,
                    incorporated by reference to the Annual Report on Form
                    10-K/A for the fiscal year ended December 31, 1994
                    (Commission File No. 0-21496) filed by the Company with the
                    Commission.

          10.26     WestPoint Stevens Inc. 1994 Non-Employee Directors Stock                 *
                    Option Plan, incorporated by reference to the Annual
                    Report on Form 10-K/A for the fiscal year ended December 31,
                    1994 (Commission File No. 0-21496) filed by the Company with the Commission.

          10.27     Amended and Restated Pooling and Servicing Agreement, dated              *
                    as of May 27, 1994, among WPS Receivables Corporation, the
                    Company and Chemical Bank, incorporated by reference to the
                    Registration Statement on Form S-1, Amendment No. 2
                    (Commission File No. 33-76956) filed by WPS Receivables
                    Corporation with the Commission on May 24, 1994.

          10.28     Revolving Certificate Purchase Agreement, dated as of May                *
                    27, 1994, among WPS Receivables Corporation, the Company,
                    the Co-Agents and Revolving Purchasers named therein,
                    Bankers Trust Company, as Administrative Agent, and
                    NationsBank of North Carolina, N.A., as Agent, incorporated by reference to the Registration Statement on Form S-1,
                    Amendment No. 3 (Commission File No. 33-76956) filed by WPS
                    Receivables Corporation with the Commission on May 16, 1994.

                                                                                        SEQUENTIAL
        EXHIBIT                                                                          NUMBERED
        NUMBER                         DESCRIPTION OF EXHIBIT                              PAGE
        -------                        ----------------------                              ----
          10.29     Amended and Restated Receivables Purchase Agreement, dated               *
                    as of May 27, 1994, among WPS Receivables Corporation, as
                    Purchaser, and the Company and Alamac Knit Fabrics, Inc., as
                    Sellers, incorporated by reference to the Registration
                    Statement on Form S-1, Amendment No. 3 (Commission File No.
                    33-76956) filed by WPS Receivables Corporation with the
                    Commission on May 16, 1994.

          10.30     Series 1994-1 Supplement, dated as of May 27, 1994, to the               *
                    Amended and Restated Pooling and Servicing Agreement,
                    among WPS Receivables Corporation, the Company and Chemical
                    Bank, incorporated by reference to the Registration
                    Statement on Form S-1, Amendment No. 3 (Commission File
                    33-76956) filed by WPS Receivables Corporation with the
                    Commission on May 16, 1994.

          10.31     Series 1994-R Supplement, dated as of May 27, 1994, to the               *
                    Amended and Restated Pooling and Servicing Agreement,
                    among WPS Receivables Corporation, the company and Chemical
                    Bank, incorporated by reference to the Registration
                    Statement on Form S-1, Amendment No. 3 (Commission File No.
                    33-76956) filed by WPS Receivables Corporation with the
                    Commission on May 16, 1994.

          10.32     WestPoint Stevens Inc. Amended and Restated 1994                         *
                    Non-Employee Directors Stock Option Plan, incorporated by
                    reference to the Form 10-Q for the quarterly period ended
                    June 30, 1995 (Commission File No. 0-21496) filed by the
                    Company with the Commission on August 9, 1995.

          10.33     Description of Senior Management Incentive Plan,                         *
                    incorporated by reference to the Company's 1995 Proxy
                    Statement (Commission File No. 0-21496) filed by the
                    Company with the Commission on April 7, 1995.

          10.34     WestPoint Stevens Inc. 1995 Key Employee Stock Bonus Plan,               *
                    incorporated by reference to the Registration Statement
                    Form S-8 (Registration No. 33-95580) filed by the Company on
                    August 11, 1995.

          10.35     Credit Agreement dated December 4, 1995, among Alamac Knit               *
                    Fabrics, Inc., as Borrower, Alamac Enterprises Inc. and
                    AIH Inc., as Guarantors, the Lenders identified therein and
                    NationsBank, N.A., as Agent.

          10.36     Amendment Agreement dated December 4, 1995 among the                     *
                    Company, NationsBank, N.A., The Bank of New York, The
                    First National Bank of Boston, The First National Bank of
                    Chicago, The Nippon Credit Bank, Ltd., Wachovia Bank of
                    Georgia, N.A., Trust Company Bank, AmSouth Bank of Alabama
                    and ABN AMRO Bank, N.V., incorporated by reference to the
                    Annual Report on Form 10-K for the fiscal year ended
                    December 31, 1995 (Commission File No. 0-21496) filed by the
                    Company with the Commission.

          10.37     Form of directors and officers Indemnification Agreement                 *
                    with the Company, incorporated by reference to the Annual
                    Report on Form 10-K for the fiscal year ended December 31,
                    1995 (Commission File No. 0-21496) filed by the Company with the Commission.

          10.38     WestPoint Stevens Inc. 1995 Key Employee Stock Bonus Plan                *
                    (As Amended), incorporated by reference to the Annual
                    Report on Form 10-K for the fiscal year ended December 31,
                    1995 (Commission File No. 0-21496) filed by the Company with the Commission.

          10.39     Tax Settlement Form 870-AD between WestPoint Stevens Inc.                *
                    (successor-in-interest to Cluett, Peabody & Co., Inc.) and the Internal Revenue Service dated December 11, 1995,
                    incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File
                    No. 0-21496) filed by the Company with the Commission.

          10.40     Tax Settlement Form 870-AD between WestPoint Stevens Inc.                *
                    (Successor-in-interest to West Point-Pepperell, Inc.) and
                    the Internal Revenue Service dated August 29, 1995,
                    incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File
                    No. 0-21496) filed by the Company with the Commission.

                                                                                         SEQUENTIAL
         EXHIBIT                                                                          NUMBERED
         NUMBER                         DESCRIPTION OF EXHIBIT                              PAGE
         -------                        ----------------------                              ----
          10.41     Tax Settlement Form 870-AD between J.P. Stevens & Co., Inc.               *
                    and the Internal Revenue Service dated August 29, 1995,
                    incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File
                    No. 0-21496) filed by the Company with the Commission.

          10.42     Second Amendment and Waiver Agreement dated as of January                 *
                    23, 1997, among the Company, NationsBank, N.A. (formerly
                    known as NationsBank of North Carolina, N.A., the Bank of
                    New York, The First National Bank of Boston, The First
                    National Bank of Chicago, The Nippon Credit Bank, Ltd.,
                    Wachovia Bank of Georgia, N.A., SunTrust Bank, Atlanta
                    (formerly known as Trust Company Bank), AmSouth Bank of
                    Alabama, and ABN AMRO Bank, N.V.

          10.43     Credit Agreement dated as of January 23, 1997, among                      *
                    WestPoint Stevens (UK) Limited, P.J. Flower & Co. Limited,
                    as the Borrowers, the Company as Guarantor, the several
                    lenders identified on the signature pages thereto and such other lenders as may from time to time become a party
                    thereto and NationsBank, N.A., as agent for the Lenders.

          10.44     First Amendment to the WestPoint Stevens Inc. Supplemental                *
                    Retirement Plan dated as of September 6, 1996.

          10.45     Employment Agreement effective January 1, 1997 between the                *
                    Company and Joseph L. Jennings superseding the Employment
                    Agreement of February 1, 1993.

             11     Statement re: Computation of earnings per share.                          *

             21     List of Subsidiaries of the Registrant                                    *

             23     Consent of Ernst & Young LLP, independent auditors.                       *

             27     Financial Data Schedule (for SEC use only)                                *