Form 10-Q
period 1997-03-31
WESTPOINT STEVENS INC
filed 1997-05-13
CIK 852952

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

Common shares outstanding at April 29, 1997: 30,993,336 shares of Common Stock, $.01 par value.

                                     INDEX


                                                                                                       PAGE NO.
PART I.           FINANCIAL INFORMATION

                  Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets:
                           March 31, 1997 (Unaudited) and
                           December 31, 1996                                                             3

                  Condensed Consolidated Statements of
                           Income (Unaudited); Three Months
                           Ended March 31, 1997 and Three
                           Months Ended March 31, 1996                                                   4

                  Condensed Consolidated Statements of Cash
                           Flows (Unaudited); Three Months
                           Ended March 31, 1997 and Three
                           Months Ended March 31, 1996                                                   5

                  Condensed Consolidated Statements of
                           Stockholders' Equity (Deficit) (Unaudited);
                           Three Months Ended March 31, 1997                                             6

                  Notes to Condensed Consolidated Financial                                              7 - 8
                           Statements (Unaudited)


                  Item 2.  Management's Discussion and Analysis of                                       9 - 13
                           Financial Condition and Results of Operations



PART II.          OTHER INFORMATION

                  Item 1.  Legal Proceedings                                                                 14

                  Item 4.  Submission of Matters to a Vote of Security Holders                               15


                  Item 6.  Exhibits and Reports on Form 8-K                                                  15

                             WESTPOINT STEVENS INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  MARCH 31,    DECEMBER 31,
                                                                   1997            1996
                                                                -----------    -----------
                                                               (UNAUDITED)
ASSETS
Current Assets
     Cash and cash equivalents ....................             $    15,001    $    14,029
     Accounts receivable ..........................                  82,073         66,949
     Inventories ..................................                 368,610        299,651
     Prepaid expenses and other current assets ....                  16,022         14,939
                                                                -----------    -----------
Total current assets ..............................                 481,706        395,568

Property, Plant and Equipment, net ................                 733,592        705,968

Other Assets

     Deferred financing fees ......................                  22,139         23,108
     Prepaid pension and other assets .............                  37,309         32,355
     Goodwill .....................................                  32,068           --
                                                                -----------    -----------
                                                                $ 1,306,814    $ 1,156,999
                                                                ===========    ===========



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Senior Credit Facility .......................             $   156,048    $    24,000
     Accrued interest payable .....................                  26,396          6,525
     Trade accounts payable .......................                  54,718         73,475
     Other accounts payable and accrued liabilities                 162,316        150,715
                                                                -----------    -----------
Total current liabilities .........................                 399,478        254,715

Long-Term Debt ....................................               1,075,000      1,075,000

Noncurrent Liabilities

     Deferred income taxes ........................                 180,723        179,057
     Other liabilities ............................                  87,280         98,625
                                                                -----------    -----------
Total noncurrent liabilities ......................                 268,003        277,682

Stockholders' Equity (Deficit) ....................                (435,667)      (450,398)
                                                                -----------    -----------
                                                                $ 1,306,814    $ 1,156,999
                                                                ===========    ===========



                             See accompanying notes

                            WESTPOINT STEVENS INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                --------------------------
                                                                    1997           1996
                                                                -----------    -----------
Net sales .........................................             $   418,791    $   383,047
Cost of goods sold ................................                 321,717        293,790
                                                                -----------    -----------

     Gross earnings ...............................                  97,074         89,257

Selling, general and administrative expenses ......                  54,953         50,281
                                                                -----------    -----------

     Operating earnings ...........................                  42,121         38,976

Interest expense ..................................                  25,401         25,635
Other expense, net ................................                     662            690
                                                                -----------    -----------

     Income from operations before income
           tax expense ............................                  16,058         12,651

Income tax expense ................................                   5,950          4,675
                                                                -----------    -----------

     Net income ...................................             $    10,108    $     7,976
                                                                ===========    ===========

Net income per common share .......................             $       .32    $       .25
                                                                ===========    ===========

Average number of common and common equivalent
     shares outstanding ...........................                  31,690         31,969
                                                                ===========    ===========




                             See accompanying notes

                             WESTPOINT STEVENS INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                --------------------------
                                                                    1997          1996
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ...................................             $    10,108    $     7,976
     Adjustment to reconcile net income to net cash
         provided by (used for) operating activities:
           Depreciation and other amortization ....                  19,899         20,376
           Deferred income taxes ..................                   5,793          3,510
           Changes in working capital .............                 (55,047)       (17,101)
           Other - net ............................                 (15,303)        (8,460)
                                                                -----------    -----------

Net cash provided by (used for) operating activities                (34,550)         6,301
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures .........................                 (35,181)       (14,703)
     Net proceeds from sale of assets .............                      73            125
     Purchase of businesses .......................                 (57,170)            --
                                                                -----------    -----------

Net cash used for investing activities ............                 (92,278)       (14,578)
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Senior Credit Facility:
           Borrowings .............................                 454,460        153,500
           Repayments .............................                (322,412)      (130,000)
     Net proceeds from Trade Receivables Program ..                  (4,977)        (3,136)
     Purchase of common stock for treasury ........                  (2,315)       (13,493)
     Proceeds from issuance of stock ..............                   3,044            166
                                                                -----------    -----------

Net cash provided by financing activities .........                 127,800          7,037
                                                                -----------    -----------

Net increase (decrease) in cash and cash equivalents                    972         (1,240)
Cash and cash equivalents at beginning of period ..                  14,029          7,987
                                                                -----------    -----------

Cash and cash equivalents at end of period ........             $    15,001    $     6,747
                                                                ===========    ===========



                             See accompanying notes

                             WESTPOINT STEVENS INC.

      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)




                                                    COMMON
                                                    STOCK
                                                   AND CAPITAL
                                                        IN                                         MINIMUM
                                                     EXCESS OF   TREASURY STOCK                    PENSION
                                            COMMON     PAR      ----------------     ACCUMULATED  LIABILITY
                                           SHARES     VALUE     SHARES    AMOUNT      DEFICIT     ADJUSTMENT   TOTAL
                                           ------- ---------   --------  ---------   ----------   -------    ---------
Balance, December 31, 1996 .............   34,707   $329,394   (3,856)   $(70,316)   $(703,068)   $(6,408)   $(450,398)
     Exercise of Management Stock
        Options ........................      247      4,390       --          --           --         --        4,390
     Issuance of stock pursuant to Stock
        Bonus Plan .....................       --        308       99       2,240           --         --        2,548
     Purchase of Treasury Shares .......       --         --      (60)     (2,315)          --         --       (2,315)
     Net income ........................       --         --       --          --       10,108         --       10,108
                                           ------   --------   ------    --------    ---------    -------    ---------
Balance, March 31, 1997 ................   34,954   $334,092   (3,817)   $(70,391)   $(692,960)   $(6,408)   $(435,667)
                                           ======   ========   ======    ========    =========    =======    =========






                             See accompanying notes

                             WESTPOINT STEVENS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for WestPoint Stevens Inc. (the "Company") for the year ended December 31, 1996.

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

Inventories consisted of the following at March 31, 1997 and December 31, 1996 (in thousands of dollars):

                                                       MARCH 31,        DECEMBER 31,
                                                         1997               1996
                                                      ---------         ----------
Finished goods                                        $ 176,295         $ 134,690
Work in progress                                        137,222           114,140
Raw materials and supplies                               75,504            71,038
LIFO Reserve                                            (20,411)          (20,217)
                                                      ---------         ---------
                                                      $ 368,610         $ 299,651
                                                      =========         =========

                             WESTPOINT STEVENS INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

3.  INDEBTEDNESS AND FINANCIAL ARRANGEMENTS

Indebtedness is as follows (in thousands of dollars):


                                                       MARCH 31,     DECEMBER 31,
                                                        1997             1996
                                                      ----------     ----------
Short-term indebtedness
      Senior Credit Facility
          Revolver                                    $  156,048     $   24,000
                                                      ==========     ==========

Long-term indebtedness
      Senior Credit Facility
          Revolver                                    $   50,000     $   50,000
      8-3/4% Senior Notes due 2001                       400,000        400,000
      9-3/8% Senior Subordinated Debentures
         due 2005                                        550,000        550,000
      9% Sinking Fund Debentures due 2017                 75,000         75,000
                                                      ----------     ----------

                                                      $1,075,000     $1,075,000
                                                      ==========     ==========



At March 31, 1997 and December 31, 1996, $128 million and $133 million, respectively, of accounts receivable had been sold pursuant to a trade receivables program (the "Trade Receivables Program") and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

4.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact will result in an increase in primary earnings per share for the first quarter ended March 31, 1997 of $.01 per share. There was no impact for the first quarter of 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

                             WESTPOINT STEVENS INC.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:  THREE MONTHS ENDED MARCH 31, 1997

The table below sets forth net sales, gross earnings, operating earnings, interest expense and net income of the Company for the three months ended March 31, 1997 and 1996 (in millions of dollars and as percentages of net sales).

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                      ------------------
                                                       1997       1996
                                                      ------      ------
Net sales:
      Home Fashions .........................         $357.1      $327.5
      Alamac Knits Subsidiary ...............           61.7        55.5
                                                      ------      ------
      Total .................................         $418.8      $383.0

Gross earnings ..............................         $ 97.1      $ 89.3

Operating earnings:
            Home Fashions ...................         $ 38.5      $ 37.6
            Alamac Knits Subsidiary .........            3.6         1.4
                                                      ------      ------
            Total ...........................         $ 42.1      $ 39.0

Interest expense ............................         $ 25.4      $ 25.6

Net income ..................................         $ 10.1      $  8.0


Gross margin ................................           23.2%       23.3%

Operating margins:
            Home Fashions ...................           10.8%       11.5%
            Alamac Knits Subsidiary .........            5.9%        2.4%
            Total ...........................           10.1%       10.2%

                             WESTPOINT STEVENS INC.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:  THREE MONTHS ENDED MARCH 31, 1997 (CONTINUED)

NET SALES. Net sales for the three months ended March 31, 1997 increased $35.8 million, or 9.3%, to $418.8 million compared with net sales of $383 million for the three months ended March 31, 1996. Excluding net sales of $11 million in the first quarter of 1997 resulting from our recent acquisitions of P. J. Flower & Co. Ltd. and the terry towel business of Bibb Manufacturing Company, the Company's net sales increased 6.5%. Home Fashions net sales of $357.1 million were $29.6 million, or 9%, higher than net sales for the first quarter of 1996. Excluding net sales from our recent acquisitions, Home Fashions net sales were $18.6 million, or 5.7%, higher than net sales for the first quarter of 1996, and resulted primarily from higher unit volume and a higher priced mix of products sold in the 1997 period compared with the 1996 period. Alamac Knits Subsidiary net sales of $61.7 million were $6.2 million, or 11%, higher than net sales for the first quarter of 1996, and resulted primarily from higher unit volume and pricing in the 1997 period compared with the 1996 period.

GROSS EARNINGS/MARGINS. Gross earnings for the three months ended March 31, 1997 of $97.1 million increased $7.8 million, or 8.8%, compared with $89.3 million for the same period of 1996 and reflect gross margins of 23.2% in the 1997 period compared with 23.3% in the 1996 period. Gross earnings increased in the first quarter of 1997 primarily as a result of the increase in Home Fashions unit volume and the increase in unit volume and pricing for our Alamac Knits Subsidiary.

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses increased by $4.7 million, or 9.3%, in the first quarter of 1997 compared with the same period last year, and as a percentage of net sales represent 13.1% in both 1997 and 1996. The increase in the first quarter of 1997 is due primarily to acquisitions along with higher advertising and warehousing/shipping expenses.

Operating earnings for the three months ended March 31, 1997 were $42.1 million, or 10.1% of sales, and increased $3.1 million, or 8.1%, compared with operating earnings of $39 million, or 10.2% of sales, for the same period of 1996. The increase resulted from the increase in gross earnings offset somewhat by the increase in selling, general and administrative expenses discussed above. Home Fashions operating earnings for the first quarter of 1997 increased 2.3% to $38.5 million compared with $37.6 million for the same period of 1996 and reflect operating margins of 10.8% in the 1997 first quarter and 11.5% in the 1996 first quarter. The decrease in Home Fashions operating margins compared with last year was primarily the result of near breakeven operating earnings on the net sales from our recent acquisitions. Alamac Knits Subsidiary operating earnings for the first quarter of 1997 were $3.6 million compared with $1.4 million for the first quarter of 1996 and reflect operating margins of 5.9% in the 1997 first quarter and 2.4% in the 1996 first quarter.

                             WESTPOINT STEVENS INC.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:  THREE MONTHS ENDED MARCH 31, 1997 (CONTINUED)

INTEREST EXPENSE. Interest expense for the three months ended March 31, 1997 of $25.4 million decreased $0.2 million compared with interest expense for the three months ended March 31, 1996. The decrease is due primarily to lower interest rates on the Company's variable rate bank debt offset somewhat by higher average debt levels in the 1997 first quarter compared with the 1996 first quarter.

OTHER EXPENSE, NET. Other expense, net in the first quarter of 1997 of $0.7 million was unchanged compared with the 1996 period and consists primarily of the amortization of deferred financing fees of $1 million less certain miscellaneous income items.

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

NET INCOME. Net income for the first quarter of 1997 was $10.1 million, or $.32 per share compared with net income of $8 million, or $.25 per share, for the same period of last year.

Per share amounts are based on 31.7 million and 32 million average common and common equivalent shares outstanding for the 1997 and 1996 periods, respectively. The decrease in the average shares outstanding was primarily the result of the purchase by the Company of shares under the stock repurchase programs.



EFFECTS OF INFLATION

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability.

                             WESTPOINT STEVENS INC.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are expected to be cash from its operations and funds available under the Senior Credit Facility. At April 29, 1997, the maximum commitment under the Senior Credit Facility was approximately $350 million and the Company had unused borrowing availability under the Senior Credit Facility totaling approximately $107 million. The Senior Credit Facility contains covenants which, among other things, limit indebtedness and require the maintenance of certain financial ratios and minimum net worth as defined.

The Company's principal uses of cash for the next several years will be operating expenses, capital expenditures and debt service requirements related primarily to interest payments. The Company spent approximately $100 million in 1996 on capital expenditures and intends to invest an additional $150 million in 1997.

During the first quarter of 1997 the Company purchased 60,000 shares under the various stock repurchase programs, at an average price of $38.57 per share. At March 31, 1997, approximately 1.5 million shares remained to be purchased.

Cash contributions in 1997 to the Company's pension plans are estimated to total approximately $12.1 million, compared with actual contributions in 1996 of $21.3 million, including the effect of the changes in the actuarial assumptions relating to the Company's pension plans.

The Company, through a "bankruptcy remote" receivables subsidiary, has a Trade Receivables Program which provides for the sale of accounts receivable, on a revolving basis. At March 31, 1997 and December 31, 1996, $128 million and $133 million, respectively, had been sold under this program and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The cost of the Trade Receivables Program in 1997 is estimated to total approximately $8 million, compared with $7.4 million in 1996, and will be charged to selling, general and administrative expenses.

Debt service requirements for interest payments in 1997 are estimated to total approximately $108 million (excluding amounts related to the Trade Receivables Program) compared with interest payments of $102.6 million in 1996. There are no debt service requirements in 1997 related to scheduled principal amortization.

                             WESTPOINT STEVENS INC.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

At March 31, 1997, debt outstanding under the Senior Credit Facility was approximately $206 million and reflects an increase of approximately $132 million since year-end. The increase in the first quarter resulted from the costs of business acquisitions of $57.2 million, capital expenditures of $35.2 million, and normal working capital increases during the first half of the year.

Management believes that cash from the Company's operations and borrowings under its credit agreement will provide the funding necessary to meet the Company's anticipated requirements for capital expenditures and operating expenses and to enable it to meet its anticipated debt service requirements.

                             WESTPOINT STEVENS INC.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 12, 1995, the United States District Court, Eastern District of North Carolina, granted final approval of the settlement of a class action lawsuit against J. P. Stevens & Co., Inc. ("Stevens"). The action involved claims of racial discrimination in hiring, promotion and placement dating to the late 1960's. West Point - Pepperell, Inc., predecessor to the Company, assumed liability for this litigation upon its acquisition of Stevens. The settlement required payment of $20 million to the class, payable in three equal installments, plus certain other fees and costs; the final installment was paid on January 2, 1997.

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




PART II - OTHER INFORMATION (CONTINUED)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended March 31, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.)   Exhibits

      Exhibit
      Number                                  Description of Exhibit
      ------                                  ----------------------
          11                        Statement re: Computation of earnings per share

          27                        Financial Data Schedule (for SEC use only).



b.) The Company filed a current report on Form 8-K dated February 18, 1997 announcing an agreement with the Bibb Company ("Bibb") to purchase substantially all assets related to Bibb's towel operations at the Rosemary Complex in Roanoke Rapids, North Carolina.

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

                           WESTPOINT STEVENS INC.
                           ----------------------
                                 Registrant

DATE: May 13, 1997         /s/ Morgan M. Schuessler
                           ------------------------
                              Morgan M. Schuessler
                           Executive Vice President-Finance
                            and Chief Financial Officer

                             WESTPOINT STEVENS INC.

                                 EXHIBIT INDEX

EXHIBIT                                                                                      PAGE
NUMBER                                                                                      NUMBER
------                                                                                      ------

11                    Statement re: Computation of earnings per share                          18

27                    Financial Data Schedule (for SEC use only).                              19