Form 10-Q
period 1997-06-30
WESTPOINT STEVENS INC
filed 1997-07-31
CIK 852952

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                     OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to
                                               -------    -------

                       Commission File Number 0-21496

                           WESTPOINT STEVENS INC.
           (Exact name of registrant as specified in its charter)


           DELAWARE                                            36-3498354
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

Common shares outstanding at July 24, 1997: 30,490,776 shares of Common Stock, $.01 par value.

                                    INDEX


                                                                                PAGE NO.
                                                                                --------
PART I.  FINANCIAL INFORMATION


         Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets:
                  June 30, 1997 (Unaudited) and
                  December 31, 1996                                                 3

         Condensed Consolidated Statements of
                  Income (Unaudited); Three and Six
                  Months Ended June 30, 1997 and 1996                               4

         Condensed Consolidated Statements of Cash
                  Flows (Unaudited); Six Months
                  Ended June 30, 1997 and 1996                                      5

         Condensed Consolidated Statements of
                  Stockholders' Equity (Deficit) (Unaudited);
                  Six Months Ended June 30, 1997                                    6

         Notes to Condensed Consolidated Financial
                  Statements (Unaudited)                                        7 - 9


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations               10 - 16



PART II. OTHER INFORMATION


         Item 1.  Legal Proceedings                                                17


         Item 4.  Submission of Matters to a Vote of Security Holders              18


         Item 6.  Exhibits and Reports on Form 8-K                                 19


                            WESTPOINT STEVENS INC.

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                         JUNE 30,     DECEMBER 31,
                                                           1997          1996
                                                           ----          ----
                                                       (UNAUDITED)
ASSETS
Current Assets
     Cash and cash equivalents ....................   $     6,087    $    14,029
     Accounts receivable ..........................       116,559         66,949
     Inventories ..................................       368,130        299,651
     Net assets of business to be sold ............       103,538             --
     Prepaid expenses and other current assets ....        10,798         14,939
                                                      -----------    -----------
Total current assets ..............................       605,112        395,568

Property, Plant and Equipment, net ................       668,843        705,968

Other Assets
     Deferred financing fees ......................        21,170         23,108
     Prepaid pension and other assets .............        36,709         32,355
     Goodwill .....................................        31,868             --
                                                      -----------    -----------
                                                      $ 1,363,702    $ 1,156,999
                                                      ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
     Senior Credit Facility .......................   $   221,824    $    24,000
     Accrued interest payable .....................         6,827          6,525
     Trade accounts payable .......................        72,192         73,475
     Other accounts payable and accrued liabilities       161,547        150,715
                                                      -----------    -----------
Total current liabilities .........................       462,390        254,715

Long-Term Debt ....................................     1,075,000      1,075,000

Noncurrent Liabilities
     Deferred income taxes ........................       186,044        179,057
     Other liabilities ............................        90,123         98,625
                                                      -----------    -----------
Total noncurrent liabilities ......................       276,167        277,682

Stockholders' Equity (Deficit) ....................      (449,855)      (450,398)
                                                      -----------    -----------
                                                      $ 1,363,702    $ 1,156,999
                                                      ===========    ===========


                             See accompanying notes

                            WESTPOINT STEVENS INC.

           Condensed Consolidated Statements of Income (Unaudited)
                    (In thousands, except per share data)




                                                 Three Months Ended        Six Months Ended
                                                      June 30,                  June 30,
                                               ---------------------    ---------------------
                                                  1997        1996         1997        1996
                                               ---------   ---------    ---------   ---------
Net sales ..................................   $ 395,802   $ 362,490    $ 752,903   $ 689,974
Cost of goods sold .........................     299,588     277,078      567,460     521,797
                                               ---------   ---------    ---------   ---------

     Gross earnings ........................      96,214      85,412      185,443     168,177

Selling, general and administrative expenses      53,104      46,424      103,822      91,562
                                               ---------   ---------    ---------   ---------

     Operating earnings ....................      43,110      38,988       81,621      76,615

Interest expense ...........................      25,301      23,791       48,710      47,513
Other expense, net .........................         760         700        1,544       1,451
                                               ---------   ---------    ---------   ---------

     Income from continuing operations
           before income tax expense .......      17,049      14,497       31,367      27,651

Income tax expense .........................       6,371       5,401       11,714      10,295
                                               ---------   ---------    ---------   ---------

     Income from continuing operations .....      10,678       9,096       19,653      17,356

Income (loss) from discontinued operations .       1,102        (382)       2,235        (666)
                                               ---------   ---------    ---------   ---------

     Net income ............................   $  11,780   $   8,714    $  21,888   $  16,690
                                               =========   =========    =========   =========


Net income (loss) per common share:
     Continuing operations .................   $     .34   $     .28    $     .62   $     .54
     Discontinued operations ...............         .03        (.01)         .07        (.02)
                                               ---------   ---------    ---------   ---------
     Net income per common share ...........   $     .37   $     .27    $     .69   $     .52
                                               =========   =========    =========   =========

Average number of common and common
     equivalent shares outstanding .........      31,637      31,877       31,652      31,913
                                               =========   =========    =========   =========

                            See accompanying notes

                            WESTPOINT STEVENS INC.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)


                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                        ----------------------
                                                           1997         1996
                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income .....................................   $  21,888    $  16,690
     Adjustment to reconcile net income to net cash
         provided by (used for) operating activities:
           Depreciation and other amortization ......      40,298       40,055
           Deferred income taxes ....................      11,114        6,056
           Changes in working capital ...............    (105,941)     (47,979)
           Other - net ..............................     (11,003)      (9,276)
                                                        ---------    ---------

Net cash provided by (used for) operating activities      (43,644)       5,546
                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ...........................     (74,654)     (33,163)
     Net proceeds from sale of assets ...............         256          316
     Purchase of businesses .........................     (57,170)          --
                                                        ---------    ---------

Net cash used for investing activities ..............    (131,568)     (32,847)
                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Senior Credit Facility:
           Borrowings ...............................     826,129      276,500
           Repayments ...............................    (628,305)    (248,500)
     Net proceeds from Trade Receivables Program ....      (5,315)      10,055
     Purchase of common stock for treasury ..........     (28,815)     (13,971)
     Proceeds from issuance of common stock .........       3,576          893
                                                        ---------    ---------

Net cash provided by financing activities ...........     167,270       24,977
                                                        ---------    ---------

Net decrease in cash and cash equivalents ...........      (7,942)      (2,324)
Cash and cash equivalents at beginning of period ....      14,029        7,987
                                                        ---------    ---------

Cash and cash equivalents at end of period ..........   $   6,087    $   5,663
                                                        =========    =========


                            See accompanying notes

                            WESTPOINT STEVENS INC.

     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                (IN THOUSANDS)






                                                           Common
                                                            Stock
                                                         and Capital
                                                             in                                               Minimum
                                                          Excess of        Treasury Stock                     Pension
                                                Common       Par         ------------------    Accumulated   Liability
                                                Shares      Value        Shares      Amount      Deficit    Adjustment      Total
                                                ------      -----        ------      ------      -------    ----------      -----

Balance, December 31, 1996 ...............      34,707   $ 329,394      (3,856)   $ (70,316)   $(703,068)   $  (6,408)   $(450,398)
     Exercise of management stock
        options including tax benefit ....         286       4,922          (1)          --           --           --        4,922
     Issuance of stock pursuant to Stock
        Bonus Plan including tax benefit            --         308          99        2,240           --           --        2,548
     Purchase of treasury shares .........          --          --        (757)     (28,815)          --           --      (28,815)
     Net income ..........................          --          --          --           --       21,888           --       21,888
                                                ------   ---------      ------    ---------    ---------    ---------    ---------
Balance, June 30, 1997 ...................      34,993   $ 334,624      (4,515)   $ (96,891)   $(681,180)   $  (6,408)   $(449,855)
                                                ======   =========      ======    =========    =========    =========    =========




                            See accompanying notes

                            WESTPOINT STEVENS INC.


             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)



1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K/A for WestPoint Stevens Inc. (the "Company") for the year ended December 31, 1996.


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

Inventories consisted of the following at June 30, 1997 and December 31, 1996 (in thousands of dollars):

                                                                                JUNE 30,             DECEMBER 31,
                                                                                 1997                   1996
                                                                               --------              -----------

            Finished goods                                                     $187,227               $134,690
            Work in progress                                                    141,457                114,140
            Raw materials and supplies                                           56,048                 71,038
            LIFO reserve                                                        (16,602)               (20,217)
                                                                               --------               --------
                                                                               $368,130               $299,651
                                                                               ========               ========


                            WESTPOINT STEVENS INC.

                                 (UNAUDITED)



3.  INDEBTEDNESS AND FINANCIAL ARRANGEMENTS

Indebtedness is as follows (in thousands of dollars):


                                                                               JUNE 30,               DECEMBER 31,
                                                                                1997                     1996
                                                                             ----------               -----------
            Short-term indebtedness
                  Senior Credit Facility
                        Revolver                                             $  221,824               $   24,000
                                                                             ==========               ==========

            Long-term indebtedness
                  Senior Credit Facility
                        Revolver                                             $   50,000               $   50,000
                  8-3/4% Senior Notes due 2001                                  400,000                  400,000
                  9-3/8% Senior Subordinated Debentures
                     due 2005                                                   550,000                  550,000
                  9% Sinking Fund Debentures due 2017                            75,000                   75,000
                                                                             ----------               ----------
                                                                             $1,075,000               $1,075,000
                                                                             ==========               ==========


At June 30, 1997 and December 31, 1996, $127.7 million and $133 million, respectively, of accounts receivable had been sold pursuant to a trade receivables program (the "Trade Receivables Program") and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets.


4.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact will result in an increase in primary earnings per share from continuing operations for the first six months ended June 30, 1997 and 1996 of $.01 per share in each period. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

                            WESTPOINT STEVENS INC.


       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 (UNAUDITED)



5.  DISCONTINUED OPERATIONS

On July 16, 1997 the Company announced that it had signed a definitive agreement pursuant to which WestPoint Stevens will sell its subsidiaries AIH Inc., Alamac Knit Fabrics, Inc. and Alamac Enterprises Inc. (collectively, "Alamac Knit Fabrics subsidiary" or "Alamac"), other than cash, accounts receivable of approximately $42.5 million and a yarn mill located in Whitmire, S.C., to Dyersburg Corporation for approximately $126 million. Dyersburg has entered into contractual commitments, subject to normal closing conditions, for the necessary financing to conclude the Alamac transaction. The transaction is subject to financing and customary closing conditions, including receipt of applicable regulatory clearances. It is anticipated that the transaction will be consummated in early September 1997. As a result, the Company now accounts for the Alamac Knit Fabrics subsidiary as a discontinued operation and the accompanying financial statements have been adjusted and restated accordingly.

The condensed consolidated statements of income relating to the discontinued operations are as follows (in thousands of dollars):

                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                         JUNE 30,                 JUNE 30,
                                  ---------------------    ---------------------
                                     1997        1996         1997        1996
                                  ---------   ---------    ---------   ---------
Net sales .....................   $66,103      $58,441     $127,793    $114,004
Gross earnings ................     8,627        6,073       16,472      12,565
Operating earnings ............     3,682        1,250        7,292       2,599
Interest expense ..............     2,140        1,948        4,132       3,861
Income (loss) from discontinued
      operations before income
      tax expense (benefit) ...     1,706         (658)       3,446      (1,161)
Income tax expense (benefit) ..       604         (276)       1,211        (495)
Income (loss) from discontinued
      operations ..............   $ 1,102      $  (382)    $  2,235    $   (666)


The net assets of business to be sold included in the balance sheet are as follows (in thousands of dollars):


                                               JUNE 30, 1997
                                               -------------
Inventories ..................................   $  32,290
Prepaid expenses and other current assets ....       1,340
Property, plant and equipment - net ..........      83,971
Trade accounts payable .......................      (6,853)
Other accounts payable and accrued liabilities      (7,210)
                                                 ---------
      Net assets .............................   $ 103,538
                                                 =========

                            WESTPOINT STEVENS INC.


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


GENERAL

On July 16, 1997 the Company announced that it had signed a definitive agreement pursuant to which WestPoint Stevens will sell its Alamac Knit Fabrics subsidiary (other than cash, accounts receivable of approximately $42.5 million and a yarn mill located in Whitmire, S.C.) to Dyersburg Corporation for approximately $126 million. The Whitmire facility will be transferred by the Company to Home Fashions to support the previously announced 15% expansion of our sheeting production. Dyersburg has entered into contractual commitments, subject to normal closing conditions, for the necessary financing to conclude the Alamac transaction. The transaction is subject to financing and customary closing conditions, including receipt of applicable regulatory clearances. It is anticipated that the transaction will be consummated in early September 1997. As a result, the Company now accounts for the Alamac Knit Fabrics subsidiary as a discontinued operation and the accompanying financial statements have been adjusted and restated accordingly.


Results of Operations:  Three and Six Months Ended June 30, 1997

The table below sets forth continuing operations net sales, gross earnings, operating earnings, interest expense, income from continuing operations, income
(loss) from discontinued operations and net income of the Company for the three and six months ended June 30, 1997 and 1996 (in millions of dollars and as percentages of net sales). The following discussion is limited to an analysis of the results of continuing operations. See Note 5 in the Notes to Condensed Consolidated Financial Statements for information concerning the Company's discontinued operations.

                                               THREE MONTHS ENDED    SIX MONTHS ENDED
                                                     JUNE 30,             JUNE 30,
                                               ------------------   ------------------
                                                 1997       1996      1997      1996
                                               --------  --------   --------  --------
Net sales ..................................   $  395.8  $  362.5   $  752.9  $  690.0
Gross earnings .............................   $   96.2  $   85.4   $  185.4  $  168.2
Operating earnings .........................   $   43.1  $   39.0   $   81.6  $   76.6
Interest expense ...........................   $   25.3  $   23.8   $   48.7  $   47.5

Income from continuing operations ..........   $   10.7  $    9.1   $   19.7  $   17.4
Income (loss) from discontinued operations .        1.1      (0.4)       2.2      (0.7)
                                               --------  --------   --------  --------
Net income .................................   $   11.8  $    8.7   $   21.9  $   16.7

Gross margins ..............................       24.3%     23.6%      24.6%     24.4%
Operating margins ..........................       10.9%     10.8%      10.8%     11.1%

                            WESTPOINT STEVENS INC.


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS:  THREE MONTHS ENDED JUNE 30, 1997

NET SALES. Net sales for the three months ended June 30, 1997 increased $33.3 million, or 9.2%, to $395.8 million compared with net sales of $362.5 million for the three months ended June 30, 1996. The increase in net sales resulted primarily from higher unit volume (including acquisitions) in the 1997 period compared with the 1996 period.

GROSS EARNINGS/MARGINS. Gross earnings for the three months ended June 30, 1997 of $96.2 million increased $10.8 million, or 12.6%, compared with $85.4 million for the same period of 1996 and reflect gross margins of 24.3% in the 1997 period compared with 23.6% in the 1996 period. Gross earnings and margins increased in the second quarter of 1997 primarily as a result of the increase in unit volume and lower raw material costs.

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses increased by $6.7 million, or 14.4%, in the second quarter of 1997 compared with the same period last year, and as a percentage of net sales represent 13.4% in 1997 and 12.8% in 1996. The increase in the second quarter of 1997 was due primarily to acquisitions along with higher advertising and warehousing/shipping expense.

Operating earnings for the three months ended June 30, 1997 were $43.1 million, or 10.9% of sales, and increased $4.1 million, or 10.6%, compared with operating earnings of $39 million, or 10.8% of sales, for the same period of 1996. The increase resulted from the increase in gross earnings offset somewhat by the increase in selling, general and administrative expenses discussed above.

INTEREST EXPENSE. Interest expense for the three months ended June 30, 1997 of $25.3 million increased $1.5 million compared with interest expense for the three months ended June 30, 1996. The increase was due primarily to higher average debt levels in the 1997 second quarter compared with the corresponding 1996 average debt levels offset somewhat by lower interest rates on the Company's variable rate bank debt.

OTHER EXPENSE, NET. Other expense, net in the second quarter of 1997 of $0.7 million was unchanged compared with the 1996 period and consists primarily of the amortization of deferred financing fees of $0.9 million less certain miscellaneous income items.

                            WESTPOINT STEVENS INC.



     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS:  Three Months Ended June 30, 1997 (continued)

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

INCOME FROM CONTINUING/DISCONTINUED OPERATIONS. Income from continuing operations for the second quarter of 1997 was $10.7 million, or $.34 per share, compared with net income from continuing operations of $9.1 million, or $.28 per share, for the same period of last year.

Income from discontinued operations for the second quarter of 1997 was $1.1 million, or $.03 per share, compared with a net loss of $0.4 million, or $.01 per share, for the same period of last year.

NET INCOME. The net income for the second quarter of 1997 was $11.8 million, or $.37 per share, compared with net income of $8.7 million, or $.27 per share, for the same period of last year.

Per share amounts are based on 31.6 million and 31.9 million average common and common equivalent shares outstanding for the 1997 and 1996 periods, respectively. The decrease in the average shares outstanding was primarily the result of the purchase by the Company of shares under the stock repurchase programs.

                            WESTPOINT STEVENS INC.


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS: SIX MONTHS ENDED JUNE 30, 1997

NET SALES. Net sales for the six months ended June 30, 1997 increased $62.9 million, or 9.1%, to $752.9 million compared with net sales of $690 million for the six months ended June 30, 1996. The increase in net sales resulted primarily from higher unit volume (including acquisitions) and a higher priced mix of products sold in the 1997 period compared with the 1996 period.

GROSS EARNINGS/MARGINS. Gross earnings for the six months ended June 30, 1997 of $185.4 million increased $17.2 million, or 10.3%, compared with $168.2 million for the same period of 1996 and reflect gross margins of 24.6% in the 1997 period compared with 24.4% in the 1996 period. Gross earnings and margins increased in the first six months of 1997 primarily as a result of the increase in unit volume and higher priced mix of products sold.

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses increased by $12.3 million, or 13.4%, in the first six months of 1997 compared with the same period last year, and as a percentage of net sales represent 13.8% in 1997 and 13.3% in 1996. The increase in the first six months of 1997 was due primarily to acquisitions along with higher advertising and warehousing/shipping expense.

Operating earnings for the six months ended June 30, 1997 were $81.6 million, or 10.8% of sales, and increased $5 million, or 6.5%, compared with operating earnings of $76.6 million, or 11.1% of sales, for the same period of 1996. The increase resulted from the increase in gross earnings offset somewhat by the increase in selling, general and administrative expenses discussed above.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 1997 of $48.7 million increased $1.2 million compared with interest expense for the six months ended June 30, 1996. The increase was due primarily to higher average debt levels in the 1997 first six months compared with the corresponding 1996 average debt levels offset somewhat by lower interest rates on the Company's variable rate bank debt.

OTHER EXPENSE, NET. Other expense, net in the first six months of 1997 of $1.5 million was unchanged compared with the 1996 period and consists primarily of the amortization of deferred financing fees of $1.9 million less certain miscellaneous income items.

                            WESTPOINT STEVENS INC.


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS: Six Months Ended June 30, 1997 (continued)

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

INCOME FROM CONTINUING/DISCONTINUED OPERATIONS. Income from continuing operations for the first six months of 1997 was $19.7 million, or $.62 per share, compared with net income from continuing operations of $17.4 million, or $.54 per share, for the same period of last year.

Income from discontinued operations for the first six months of 1997 was $2.2 million, or $.07 per share, compared with a net loss of $0.7 million, or $.02 per share, for the same period of last year.

NET INCOME. The net income for the first six months of 1997 was $21.9 million, or $.69 per share, compared with net income of $16.7 million, or $.52 per share, for the same period of last year.

Per share amounts are based on 31.7 million and 31.9 million average common and common equivalent shares outstanding for the 1997 and 1996 periods, respectively. The decrease in the average shares outstanding was primarily the result of the purchase by the Company of shares under the stock repurchase programs.



EFFECTS OF INFLATION

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability.

                            WESTPOINT STEVENS INC.


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are expected to be cash from its operations and funds available under the Senior Credit Facility. At July 24, 1997, the maximum commitment under the Senior Credit Facility was approximately $350 million and the Company had unused borrowing availability under the Senior Credit Facility totaling approximately $59 million. The Senior Credit Facility contains covenants which, among other things, limit indebtedness and require the maintenance of certain financial ratios and minimum net worth as defined.

The Company's principal uses of cash for the next several years will be operating expenses, capital expenditures and debt service requirements related primarily to interest payments. The Company spent approximately $100 million in 1996 on capital expenditures and intends to invest approximately $155 million in 1997.

During the first six months of 1997 the Company purchased approximately 757,000 shares under its various stock repurchase programs, at an average price of $38.06 per share. At June 30, 1997, approximately 820,000 shares remained to be purchased under these programs.

Cash contributions in 1997 to the Company's pension plans are estimated to total approximately $12.1 million compared with actual contributions in 1996 of $21.3 million, including the effect of the changes in the actuarial assumptions relating to the Company's pension plans.

The Company, through a "bankruptcy remote" receivables subsidiary, has a Trade Receivables Program which provides for the sale of accounts receivable, on a revolving basis. At June 30, 1997 and December 31, 1996, $127.7 million and $133 million, respectively, had been sold under this program and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The cost of the Trade Receivables Program in 1997 is estimated to total approximately $8 million, compared with $7.4 million in 1996, and will be charged to selling, general and administrative expenses.

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

                            WESTPOINT STEVENS INC.


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

At June 30, 1997, debt outstanding under the Senior Credit Facility was approximately $272 million and reflects an increase of approximately $198 million since year-end. The increase in the first six months resulted from the costs of business acquisitions of $57.2 million, capital expenditures of $74.7 million, stock repurchases of $28.8 million, and normal working capital increases during the first half of the year.

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

                            WESTPOINT STEVENS INC.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1997 Annual Meeting of Stockholders was held on May 14, 1997. At the 1997 Annual Meeting, the following matters were voted upon by the stockholders:

      1.    Election of three directors to serve for a term of three years.

      2. Approval of the adoption of the WestPoint Stevens Inc. Omnibus Stock Incentive Plan.

      3. Ratification of appointment of Ernst & Young LLP, independent certified public accountants, as auditors of the Company for fiscal 1997.

The following is a table setting forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non votes, as to each of the above matters:

      1.    Election of Directors

                                                                                       Authority
                   Nominee                             For                             Withheld
            ----------------------                  ----------                         ---------
            Holcombe T. Green, Jr.                  27,685,649                          66,632
            Charles W. McCall                       27,731,428                          20,853
            John F. Sorte                           27,731,580                          20,701



      2.  Approval of the WestPoint Stevens Inc. Omnibus Stock Incentive Plan

                   For                              Against                             Abstain
               ----------                          ---------                            -------
               20,152,125                          6,258,027                            28,637


      3.  Appointment of Ernst & Young LLP

                  For                              Against                        Abstain
               ----------                          -------                        -------
               27,730,120                          10,814                          11,347

                            WESTPOINT STEVENS INC.


PART II - OTHER INFORMATION (continued)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.)   Exhibits

      Exhibit
      Number                                      Description of Exhibit
      ------    -------------------------------------------------------------------------------------------

      10.46     WestPoint Stevens Inc. Omnibus Stock Incentive Plan, filed as Annex B to the Company's 1997
                Proxy Statement (Commission File No. 0-21496) filed by the Company with the Commission
                (incorporated by reference).

      10.47     Second Amendment Agreement, dated as of May 22, 1997, by and among Alamac Knit Fabrics, Inc., as Borrower, Alamac Enterprises Inc. and AIH Inc., as Guarantors, the Lenders identified therein and NationsBank, N.A., as Agent.

      10.48     Third Amendment Agreement, dated as of May 22, 1997, among the Company, as Borrower,
                NationsBank, N.A. (formerly known as NationsBank of North Carolina, N.A.), The Bank of New
                York, The First National Bank of Boston, The First National Bank of Chicago, Scotiabank Inc.,
                Wachovia Bank of Georgia, N.A., SunTrust Bank, Atlanta, AmSouth Bank of Alabama, and ABN AMRO
                Bank, N.V.

      11        Statement re: Computation of earnings per share

      27        Financial Data Schedule




b.) No report on Form 8-K was filed by the Company during the quarter ended June 30, 1997.

                            WESTPOINT STEVENS INC.






                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                    WESTPOINT STEVENS INC.
                                                --------------------------------
                                                         Registrant





                                                  /s/ Morgan M. Schuessler
                                                --------------------------------
                                                      Morgan M. Schuessler
                                                Executive Vice President-Finance
                                                  and Chief Financial Officer

                            WESTPOINT STEVENS INC.




                                EXHIBIT INDEX


Exhibit                                                                                Page
Number                                                                                Number
------                                                                                ------

10.46 WestPoint Stevens Inc. Omnibus Stock Incentive Plan, filed as Annex B to the Company's 1997 Proxy Statement
                (Commission File No. 0-21496) filed by the Company with the Commission (incorporated by reference).

10.47 Second Amendment Agreement, dated as of May 22, 1997, by and among Alamac Knit Fabrics, Inc., as Borrower,
                Alamac Enterprises Inc. and AIH Inc., as Guarantors, the Lenders identified therein and NationsBank, N.A.
                as Agent.

10.48 Third Amendment Agreement, dated as of May 22, 1997, among the Company, as Borrower, NationsBank, N.A.
                (formerly known as NationsBank of North Carolina, N.A.),
                The Bank of New York, The First National Bank of Boston,
                The First National Bank of Chicago, Scotiabank Inc.,
                Wachovia Bank of Georgia, N.A., SunTrust Bank, Atlanta,
                AmSouth Bank of Alabama, and ABN AMRO Bank, N.V.

11              Statement re: Computation of earnings per share

27              Financial Data Schedule
