Form 10-Q
period 1997-09-30
WESTPOINT STEVENS INC
filed 1997-11-12
CIK 852952

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

                           Yes   X       No
                              --------     -------

Common shares outstanding at October 29, 1997: 29,823,070 shares of Common Stock, $.01 par value.

                                     INDEX



                                                                                PAGE NO.
                                                                                --------
PART I.  FINANCIAL INFORMATION

                 Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets:
                          September 30, 1997 (Unaudited) and
                          December 31, 1996                                         3

                 Condensed Consolidated Statements of
                          Income (Unaudited); Three and Nine Months
                          Ended September 30, 1997 and 1996                         4

                 Condensed Consolidated Statements of Cash
                          Flows (Unaudited); Nine Months
                          Ended September 30, 1997 and 1996                         5

                 Condensed Consolidated Statements of
                          Stockholders' Equity (Deficit) (Unaudited);
                          Nine Months Ended September 30, 1997                      6

                 Notes to Condensed Consolidated Financial
                          Statements (Unaudited)                                7 - 10


                 Item 2.  Management's Discussion and Analysis of
                          Financial Condition and Results of Operations        11 - 17



PART II.         OTHER INFORMATION


                 Item 1.  Legal Proceedings                                         18


                 Item 4.  Submission of Matters to a Vote of Security Holders       19


                 Item 6.  Exhibits and Reports on Form 8-K                     19 - 21

                             WESTPOINT STEVENS INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                        SEPTEMBER 30,            DECEMBER 31,
                                                                             1997                   1996
                                                                        -------------           -------------
                                                                         (UNAUDITED)
ASSETS
Current Assets
     Cash and cash equivalents.......................................   $     37,995            $      14,029
     Accounts receivable.............................................        122,186                   66,949
     Inventories.....................................................        353,086                  299,651
     Prepaid expenses and other current assets.......................         14,770                   14,939
                                                                        ------------            -------------
Total current assets.................................................        528,037                  395,568

Property, Plant and Equipment, net...................................        679,660                  705,968

Other Assets
     Deferred financing fees.........................................         20,201                   23,108
     Prepaid pension and other assets................................         42,720                   32,355
     Goodwill........................................................         31,669                        -
                                                                        ------------            -------------
                                                                        $  1,302,287            $   1,156,999
                                                                        ============            =============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
     Senior Credit Facility..........................................   $    117,788            $      24,000
     Accrued interest payable........................................         25,976                    6,525
     Trade accounts payable..........................................         58,274                   73,475
     Other accounts payable and accrued liabilities..................        170,008                  150,715
                                                                        ------------            -------------
Total current liabilities............................................        372,046                  254,715

Long-Term Debt.......................................................      1,075,000                1,075,000

Noncurrent Liabilities
     Deferred income taxes...........................................        200,522                  179,057
     Other liabilities...............................................         88,681                   98,625
                                                                        ------------            -------------
Total noncurrent liabilities.........................................        289,203                  277,682

Stockholders' Equity (Deficit).......................................       (433,962)                (450,398)
                                                                        ------------            -------------
                                                                        $  1,302,287            $   1,156,999
                                                                        ============            =============


                             See accompanying notes

                             WESTPOINT STEVENS INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                                            ------------------------       --------------------------
                                                             1997             1996             1997             1996
                                                            ---------       ---------      ----------       ----------
Net sales................................................   $458,979        $412,705       $1,211,882       $1,102,679
Cost of goods sold.......................................    336,865         306,185          904,325          827,982
                                                            --------        --------       ----------       ----------

     Gross earnings......................................    122,114         106,520          307,557          274,697

Selling, general and administrative expenses.............     52,914          47,252          156,736          138,814
                                                            --------        --------       ----------       ----------

     Operating earnings..................................     69,200          59,268          150,821          135,883

Interest expense.........................................     26,312          23,831           75,022           71,344
Other expense, net.......................................        700             704            2,244            2,155
                                                            --------        --------       ----------       ----------

     Income from continuing operations
          before income tax expense......................     42,188          34,733           73,555           62,384

Income tax expense.......................................     15,668          12,495           27,382           22,790
                                                            --------        --------       ----------       ----------

     Income from continuing operations...................     26,520          22,238           46,173           39,594

Income (loss) from discontinued operations...............        390            (526)           2,625           (1,192)
Gain on sale of discontinued operations..................      6,138               -            6,138                -
                                                            --------        --------       ----------       ----------

     Net income..........................................   $ 33,048        $ 21,712       $   54,936       $   38,402
                                                            ========        ========       ==========       ==========


Net income (loss) per common share:
     Continuing operations...............................   $    .85        $    .70       $     1.47       $     1.24
     Discontinued operations.............................        .01            (.02)             .08             (.04)
     Gain on sale of discontinued operations.............        .20               -              .20                -
                                                            --------        --------       ----------       ----------
     Net income per common share.........................   $   1.06        $    .68       $     1.75       $     1.20
                                                            ========        ========       ==========       ==========

Average number of common and common
     equivalent shares outstanding.......................     31,125          31,825           31,461           31,882
                                                            ========        ========       ==========       ==========


                             See accompanying notes

                             WESTPOINT STEVENS INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)




                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                -------------------------------------
                                                                                     1997                     1996
                                                                                -----------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income..........................................................       $    54,936              $     38,402
     Adjustment to reconcile net income to net cash
         provided by (used for) operating activities:
          Depreciation and other amortization............................            60,734                    58,586
          Gain on sale of discontinued operations........................            (6,138)                        -
          Deferred income taxes..........................................            25,487                    16,149
          Changes in working capital.....................................          (108,542)                  (23,748)
          Other - net....................................................           (17,524)                  (13,474)
                                                                                -----------              ------------
Net cash provided by operating activities................................             8,953                    75,915
                                                                                -----------              ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures................................................          (105,983)                  (50,643)
     Net proceeds from sale of business..................................           120,980                         -
     Net proceeds from sale of assets....................................               393                       415
     Purchase of businesses..............................................           (57,170)                        -
                                                                                -----------              ------------


Net cash used for investing activities...................................           (41,780)                  (50,228)
                                                                                -----------              ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Senior Credit Facility:
          Borrowings.....................................................           978,799                   418,000
          Repayments.....................................................          (885,011)                 (443,500)
     Net proceeds from Trade Receivables Program.........................             5,399                    20,045
     Purchase of common stock for treasury...............................           (46,709)                  (24,125)
     Proceeds from issuance of common stock..............................             4,315                     1,103
                                                                                -----------              ------------


Net cash provided by (used for) financing activities.....................            56,793                   (28,477)
                                                                                -----------              ------------
Net increase (decrease) in cash and cash equivalents.....................            23,966                    (2,790)

Cash and cash equivalents at beginning of period.........................            14,029                     7,987
                                                                                -----------              ------------

Cash and cash equivalents at end of period...............................       $    37,995              $      5,197
                                                                                ===========              ============



                             See accompanying notes

                             WESTPOINT STEVENS INC.

      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)






                                                             COMMON
                                                             STOCK
                                                           AND CAPITAL
                                                               IN                                                MINIMUM
                                                            EXCESS OF       TREASURY STOCK                       PENSION
                                                   COMMON      PAR      ---------------------    ACCUMULATED    LIABILITY
                                                   SHARES     VALUE      SHARES       AMOUNT       DEFICIT     ADJUSTMENT   TOTAL
                                                  --------  ----------  -------     ---------   ------------   ---------- ---------
Balance, January 1, 1997........................   34,707    $329,394    (3,856)    $ (70,316)   $(703,068)    $(6,408)   $(450,398)

     Exercise of management stock
       options including tax benefit............      338       5,661        (1)            -            -           -        5,661

     Issuance of stock pursuant to Stock
          Bonus Plan including tax benefit......        -         308        99         2,240            -           -        2,548

     Purchase of treasury shares................        -           -    (1,210)      (46,709)           -           -      (46,709)

     Net income.................................        -           -         -             -       54,936           -       54,936
                                                   ------    --------   -------     ---------    ---------     -------    ---------

Balance, September 30, 1997.....................   35,045    $335,363    (4,968)    $(114,785)   $(648,132)    $(6,408)   $(433,962)
                                                   ======    ========   =======     =========    =========     =======    =========





                             See accompanying notes

                             WESTPOINT STEVENS INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K/A for WestPoint Stevens Inc. (the "Company") for the year ended December 31, 1996.


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

Inventories consisted of the following at September 30, 1997 and December 31, 1996 (in thousands of dollars):

                                                 SEPTEMBER 30,        DECEMBER 31,
                                                     1997                  1996
                                                 -------------        ------------
           Finished goods                        $     164,293        $    134,690
           Work in progress                            145,770             114,140
           Raw materials and supplies                   57,035              71,038
           LIFO reserve                                (14,012)            (20,217)
                                                 -------------        ------------
                                                 $     353,086        $    299,651
                                                 =============        ============

                             WESTPOINT STEVENS INC.

                                  (UNAUDITED)



3.  INDEBTEDNESS AND FINANCIAL ARRANGEMENTS

Indebtedness is as follows (in thousands of dollars):

                                                                        SEPTEMBER 30,        DECEMBER 31,
                                                                            1997                1996
                                                                        -------------        ------------
           Short-term indebtedness
                 Senior Credit Facility
                       Revolver                                         $     117,788        $     24,000
                                                                        =============        ============

           Long-term indebtedness
                 Senior Credit Facility
                       Revolver                                         $      50,000        $     50,000
                 8-3/4% Senior Notes due 2001                                 400,000             400,000
                 9-3/8% Senior Subordinated Debentures
                    due 2005                                                  550,000             550,000
                 9% Sinking Fund Debentures due 2017                           75,000              75,000
                                                                        -------------        ------------
                                                                        $   1,075,000        $  1,075,000
                                                                        =============        ============


At September 30, 1997 and December 31, 1996, $138.4 million and $133 million, respectively, of accounts receivable had been sold pursuant to a trade receivables program (the "Trade Receivables Program") and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets.


4.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact will result in an increase in primary earnings per share from continuing operations for the first nine months ended September 30, 1997 and 1996 of $.03 per share and $.02 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

                             WESTPOINT STEVENS INC.

                                  (UNAUDITED)



4.  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income and Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements.
Statement No. 131 generally requires that companies report segment information for operating segments which are revenue producing components for which separate financial information is produced internally.

The Company plans to adopt Statement No. 130 and Statement No. 131 in 1998, but has not yet completed its analysis of the impact, if any, that Statement No. 130 and Statement No. 131 may have on its financial statements.


5.  DISCONTINUED OPERATIONS

On August 27, 1997 the Company closed a transaction pursuant to which WestPoint Stevens sold its subsidiaries AIH Inc., Alamac Knit Fabrics, Inc. and Alamac Enterprises Inc. (collectively, "Alamac Knit Fabrics subsidiary" or "Alamac"), other than cash, accounts receivable of approximately $42.5 million and a yarn mill located in Whitmire, S.C., to Dyersburg Corporation for approximately $126 million. The Whitmire facility was transferred by the Company to Home Fashions to support the Company's expansion of its sheeting production capacity. As a result of the transaction, the Company now accounts for the Alamac Knit Fabrics subsidiary as a discontinued operation and the accompanying financial statements have been adjusted and restated accordingly.

                             WESTPOINT STEVENS INC.

                                  (UNAUDITED)



5.  DISCONTINUED OPERATIONS (CONTINUED)

The condensed consolidated statements of income relating to the discontinued operations are as follows (1997 amounts are through August 27, 1997, the date of sale) (in thousands of dollars):





                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                      -----------------------      --------------------------
                                                        1997           1996           1997            1996
                                                      -------       ---------      ----------      ----------

Net sales.........................................    $  34,635     $  52,080      $  162,428      $  166,084
Gross earnings....................................        3,479         5,706          19,951          18,271
Operating earnings................................        1,897         1,027           9,189           3,626
Interest expense..................................        1,401         1,966           5,533           5,827
Income (loss) from discontinued
     operations before income
     tax expense (benefit)........................          547          (896)          3,993          (2,057)
Income tax expense (benefit)......................          157          (370)          1,368            (865)
Income (loss) from discontinued
     operations...................................    $     390     $    (526)     $    2,625      $   (1,192)



Gain on sale of discontinued operations,
     net of taxes of $3,605.......................    $   6,138     $       -      $    6,138      $        -


                             WESTPOINT STEVENS INC.


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



GENERAL

On August 27, 1997 the Company closed a transaction pursuant to which WestPoint Stevens sold its Alamac Knit Fabrics subsidiary (other than cash, accounts receivable of approximately $42.5 million and a yarn mill located in Whitmire, S.C.) to Dyersburg Corporation for approximately $126 million. The Whitmire facility was transferred by the Company to Home Fashions to support the Company's expansion of its sheeting production capacity. As a result of the transaction, the Company now accounts for the Alamac Knit Fabrics subsidiary as a discontinued operation and the accompanying financial statements have been adjusted and restated accordingly.


RESULTS OF OPERATIONS:  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

The table below sets forth continuing operations net sales, gross earnings, operating earnings, interest expense, income from continuing operations, income
(loss) from discontinued operations, gain on sale of discontinued operations and net income of the Company for the three and nine months ended September 30, 1997 and 1996. See Note 5 in the Notes to Condensed Consolidated Financial Statements for information concerning the Company's discontinued operations. The following discussion is limited to an analysis of the results of continuing operations (in millions of dollars and as percentages of net sales).




                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                           SEPTEMBER 30,               SEPTEMBER 30,
                                                       ---------------------     ------------------------
                                                         1997         1996          1997           1996
                                                       ---------    --------     ----------    ----------
Net sales............................................   $  459.0    $  412.7     $  1,211.9    $  1,102.7
Gross earnings.......................................   $  122.1    $  106.5     $    307.5    $    274.7
Operating earnings...................................   $   69.2    $   59.3     $    150.8    $    135.9
Interest expense.....................................   $   26.3    $   23.9     $     75.0    $     71.4

Income from continuing operations....................   $   26.5    $   22.2     $     46.2    $     39.6
Income (loss) from discontinued operations...........        0.4        (0.5)           2.6          (1.2)
Gain on sale of discontinued operations..............        6.1           -            6.1             -
                                                        --------    --------     ----------    ----------
Net income...........................................   $   33.0    $   21.7     $     54.9    $     38.4

Gross margins........................................       26.6%       25.8%          25.4%         24.9%
Operating margins....................................       15.1%       14.4%          12.4%         12.3%

                             WESTPOINT STEVENS INC.


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS:  THREE MONTHS ENDED SEPTEMBER 30, 1997

NET SALES. Net sales for the three months ended September 30, 1997 increased $46.3 million, or 11.2%, to $459 million compared with net sales of $412.7 million for the three months ended September 30, 1996. The increase in net sales resulted primarily from higher unit volume (including acquisitions) in the 1997 period compared with the 1996 period.

GROSS EARNINGS/MARGINS. Gross earnings for the three months ended September 30, 1997 of $122.1 million increased $15.6 million, or 14.6%, compared with $106.5 million for the same period of 1996 and reflect gross margins of 26.6% in the 1997 period compared with 25.8% in the 1996 period. Gross earnings and margins increased in the third quarter of 1997 primarily as a result of the increase in unit volume and lower raw material costs.

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses increased by $5.7 million, or 12%, in the third quarter of 1997 compared with the same period last year, and as a percentage of net sales represent 11.5% in 1997 and 11.4% in 1996. The increase in selling, general and administrative expenses in the third quarter of 1997 was due primarily to acquisitions along with higher advertising and warehousing/shipping expense.

Operating earnings for the three months ended September 30, 1997 were $69.2 million, or 15.1% of sales, and increased $9.9 million, or 16.8%, compared with operating earnings of $59.3 million, or 14.4% of sales, for the same period of 1996. The increase resulted from the increase in gross earnings offset somewhat by the increase in selling, general and administrative expenses discussed above.

INTEREST EXPENSE. Interest expense for the three months ended September 30, 1997 of $26.3 million increased $2.4 million compared with interest expense for the three months ended September 30, 1996. The increase was due primarily to higher average debt levels in the 1997 third quarter compared with the corresponding 1996 average debt levels.

OTHER EXPENSE, NET. Other expense, net in the third quarter of 1997 of $0.7 million was unchanged compared with the 1996 period and consists primarily of the amortization of deferred financing fees of $1 million less certain miscellaneous income items.

                             WESTPOINT STEVENS INC.


      Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS:  THREE MONTHS ENDED SEPTEMBER 30, 1997 (CONTINUED)

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

INCOME FROM CONTINUING/DISCONTINUED OPERATIONS. Income from continuing operations for the third quarter of 1997 was $26.5 million, or $.85 per share, compared with net income from continuing operations of $22.2 million, or $.70 per share, for the same period of last year.

Income from discontinued operations for the third quarter of 1997 was $0.4 million, or $.01 per share, compared with a net loss of $0.5 million, or $.02 per share, for the same period of last year.

GAIN ON SALE OF DISCONTINUED OPERATIONS. During the third quarter of 1997 the Company recorded a gain on the sale of its Alamac Knit Fabrics subsidiary of $6.1 million, or $.20 per share.

NET INCOME. The net income for the third quarter of 1997 was $33 million, or $1.06 per share, compared with net income of $21.7 million, or $.68 per share, for the same period of last year.

Per share amounts are based on 31.1 million and 31.8 million average common and common equivalent shares outstanding for the 1997 and 1996 periods, respectively. The decrease in the average shares outstanding was primarily the result of the purchase by the Company of shares under the stock repurchase programs.

                             WESTPOINT STEVENS INC.


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS: NINE MONTHS ENDED SEPTEMBER 30, 1997

NET SALES. Net sales for the nine months ended September 30, 1997 increased $109.2 million, or 9.9%, to $1,211.9 million compared with net sales of $1,102.7 million for the nine months ended September 30, 1996. The increase in net sales resulted primarily from higher unit volume (including acquisitions) in the 1997 period compared with the 1996 period.

GROSS EARNINGS/MARGINS. Gross earnings for the nine months ended September 30, 1997 of $307.5 million increased $32.8 million, or 12%, compared with $274.7 million for the same period of 1996 and reflect gross margins of 25.4% in the 1997 period compared with 24.9% in the 1996 period. Gross earnings and margins increased in the first nine months of 1997 primarily as a result of the increase in unit volume and lower raw material costs.

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses increased by $17.9 million, or 12.9%, in the first nine months of 1997 compared with the same period last year, and as a percentage of net sales represent 12.9% in 1997 and 12.6% in 1996. The increase in selling, general and administrative expenses in the first nine months of 1997 was due primarily to acquisitions along with higher advertising and warehousing/shipping expense.

Operating earnings for the nine months ended September 30, 1997 were $150.8 million, or 12.4% of sales, and increased $14.9 million, or 11%, compared with operating earnings of $135.9 million, or 12.3% of sales, for the same period of 1996. The increase resulted from the increase in gross earnings offset somewhat by the increase in selling, general and administrative expenses discussed above.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 1997 of $75 million increased $3.6 million compared with interest expense for the nine months ended September 30, 1996. The increase was due primarily to higher average debt levels in the 1997 first nine months compared with the corresponding 1996 average debt levels.

OTHER EXPENSE, NET. Other expense, net in the first nine months of 1997 of $2.2 million was unchanged compared with the 1996 period and consists primarily of the amortization of deferred financing fees of $2.9 million less certain miscellaneous income items.

                             WESTPOINT STEVENS INC.


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS: NINE MONTHS ENDED SEPTEMBER 30, 1997 (CONTINUED)

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

INCOME FROM CONTINUING/DISCONTINUED OPERATIONS. Income from continuing operations for the first nine months of 1997 was $46.2 million, or $1.47 per share, compared with net income from continuing operations of $39.6 million, or $1.24 per share, for the same period of last year.

Income from discontinued operations for the first nine months of 1997 was $2.6 million, or $.08 per share, compared with a net loss of $1.2 million, or $.04 per share, for the same period of last year.

GAIN ON SALE OF DISCONTINUED OPERATIONS. During the third quarter of 1997 the Company recorded a gain on the sale of its Alamac Knit Fabrics subsidiary of $6.1 million, or $.20 per share.

NET INCOME. The net income for the first nine months of 1997 was $54.9 million, or $1.75 per share, compared with net income of $38.4 million, or $1.20 per share, for the same period of last year.

Per share amounts are based on 31.5 million and 31.9 million average common and common equivalent shares outstanding for the 1997 and 1996 periods, respectively. The decrease in the average shares outstanding was primarily the result of the purchase by the Company of shares under the stock repurchase programs.



EFFECTS OF INFLATION

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability.

                             WESTPOINT STEVENS INC.


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are expected to be cash from its operations and funds available under the Senior Credit Facility. At October 29, 1997, the maximum commitment under the Senior Credit Facility was approximately $350 million and the Company had unused borrowing availability under the Senior Credit Facility totaling approximately $173 million. The Senior Credit Facility contains covenants which, among other things, limit indebtedness and require the maintenance of certain financial ratios and minimum net worth as defined.

The Company's principal uses of cash for the next several years will be operating expenses, capital expenditures and debt service requirements related primarily to interest payments. The Company spent approximately $100 million in 1996 on capital expenditures and intends to invest approximately $155 million in 1997.

During the first nine months of 1997 the Company purchased approximately 1.2 million shares under its various stock repurchase programs, at an average price of $38.60 per share. In August 1997 the Board of Directors approved the purchase of up to three million additional shares of the Company's common stock, subject to the Company's debt limitations, which brings the total shares that have been approved for purchase to eight million shares. At September 30, 1997, approximately 3.4 million shares remained to be purchased under these programs.

Cash contributions in 1997 to the Company's pension plans are estimated to total approximately $17.3 million compared with actual contributions in 1996 of $21.3 million.

The Company, through a "bankruptcy remote" receivables subsidiary, has a Trade Receivables Program which provides for the sale of accounts receivable, on a revolving basis. At September 30, 1997 and December 31, 1996, $138.4 million and $133 million, respectively, had been sold under this program and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The cost of the Trade Receivables Program in 1997 is estimated to total approximately $7.5 million, compared with $7.4 million in 1996, and will be charged to selling, general and administrative expenses.

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

                             WESTPOINT STEVENS INC.


      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

In August 1997 the Company sold its Alamac Knit Fabrics subsidiary for approximately $126 million. The proceeds from the sale have initially been used primarily to reduce outstanding bank debt, but on a long-term basis will be reinvested in the Home Fashions business, plus pay certain costs associated with the sale as well as purchase shares under the Company's stock repurchase programs.

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

                             WESTPOINT STEVENS INC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended September 30, 1997.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.)  Exhibits

     Exhibit
     Number                             Description of Exhibit
     ------               ----------------------------------------------------
     2.2                  Stock Purchase Agreement by and among Dyersburg
                          Corporation, as Purchaser, Alamac Sub Holdings Inc., as Seller, AIH Inc. and WestPoint Stevens Inc. dated as of July 15, 1997 incorporated by reference to the Current Report on Form 8-K (Commission File
                          No.0-21496) filed by the Company with the Commission on September 11, 1997.

     2.3                 Supplemental Agreement relating to Phase II
                          Environmental Investigation among Alamac Sub Holdings Inc., AIH Inc., WestPoint Stevens Inc. and Dyersburg Corporation dated as of July 15, 1997 incorporated by reference to the Current Report on Form 8-K (Commission File No. 0-21496) filed by the Company with the Commission on September 11, 1997.

     2.4 Amendment to Stock Purchase Agreement among Alamac Sub Holdings Inc., AIH Inc., WestPoint Stevens Inc. and Dyersburg Corporation dated as of August 15, 1997 incorporated by reference to the Current Report on Form 8-K (Commission File No. 0-21496) filed by the Company with the Commission on September 11, 1997.

     2.5 Supplemental Environmental Indemnity among Alamac Sub Holdings Inc., AIH Inc., WestPoint Stevens Inc. and Dyersburg Corporation dated as of August 20, 1997 incorporated by reference to the Current Report on Form 8-K (Commission File No. 0-21496) filed by the Company with the Commission on September 11, 1997.

                             WESTPOINT STEVENS INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

a.)  Exhibits

     Exhibit
     Number                              Description of Exhibit
     ------               ----------------------------------------------------

     2.6 Second Supplemental Environmental Indemnity among Alamac Sub Holdings Inc., AIH Inc., WestPoint Stevens Inc. and Dyersburg Corporation dated as of August 27, 1997 incorporated by reference to the Current Report on Form 8-K (Commission File No. 0-21496) filed by the Company with the Commission on September 11, 1997.

     2.7 Assignment and Assumption Agreement among WestPoint Stevens Inc. (the "Assignor"), Alamac Knit Fabrics, Inc. (the "Assignee") and Dyersburg Corporation dated as of August 27, 1997 incorporated by reference to the Current Report on Form 8-K (Commission File No. 0-21496) filed by the Company with the Commission on September 11, 1997.

     10.49 Letter Amendment Agreement, dated as of July 18, 1997, by and among Alamac Knit Fabrics, Inc., as Borrower, Alamac Enterprises Inc. and AIH Inc., as Guarantors, the Lenders identified therein and NationsBank, N.A., as Agent.

     10.50 Letter Amendment Agreement, dated as of July 22, 1997, among the Company, as Borrower, NationsBank, N.A. (formerly known as NationsBank of North Carolina, N.A.), The Bank of New York, BankBoston, N.A. (formerly known as The First National Bank of Boston), The First National Bank of Chicago, Scotiabank Inc., Wachovia Bank of Georgia, N.A., SunTrust Bank, Atlanta, AmSouth Bank of Alabama, and ABN AMRO Bank, N.V.

     10.51 Letter Amendment Agreement, dated as of August 5, 1997, among the Company, as Borrower, NationsBank, N.A. (formerly known as NationsBank of North Carolina, N.A.), The Bank of New York, BankBoston, N.A. (formerly known as The First National Bank of Boston), The First National Bank of Chicago, Scotiabank Inc., Wachovia Bank of Georgia, N.A., SunTrust Bank, Atlanta, AmSouth Bank of Alabama, and ABN AMRO Bank, N.V.

                             WESTPOINT STEVENS INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

a.)  Exhibits

     Exhibit
     Number                                Description of Exhibit
     ------               -----------------------------------------------------

     10.52 Termination of Commitments and Release of Liens dated August 27, 1997, by and among Alamac Knit Fabrics, Inc., as Borrower, Alamac Enterprises Inc. and AIH Inc., as Guarantors, the Lenders identified therein and NationsBank N.A., as Agent.

     11                   Statement re: Computation of earnings per share

     27                   Financial Data Schedule



b.) The Company filed a Current Report on Form 8-K dated July 16, 1997, announcing an agreement with Dyersburg Corporation to sell the Company's Alamac Knit Fabrics subsidiary.

     The Company filed a Current Report on Form 8-K dated August 27, 1997, announcing the completion of the sale of its Alamac Knit Fabrics subsidiary to Dyersburg Corporation.

                             WESTPOINT STEVENS INC.





                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             WESTPOINT STEVENS INC.
                             ----------------------
                                   Registrant





November 6, 1997           /s/ Morgan M. Schuessler
----------------        --------------------------------
                              Morgan M. Schuessler
                        Executive Vice President-Finance
                          and Chief Financial Officer

                             WESTPOINT STEVENS INC.



                                 EXHIBIT INDEX



Exhibit                                                                                 Page
Number                                                                                  Number
------                                                                                  ------

   2.2        Stock Purchase Agreement by and among Dyersburg                                -
              Corporation, as Purchaser, Alamac Sub Holdings Inc.,
              as Seller, AIH Inc. and WestPoint Stevens Inc. dated
              as of July 15, 1997 incorporated by reference to the
              Current Report on Form 8-K (Commission File No.0-21496)
              filed by the Company with the Commission on September
              11, 1997.

   2.3        Supplemental Agreement relating to Phase II Environmental                      -
              Investigation among Alamac Sub Holdings Inc., AIH Inc.,
              WestPoint Stevens Inc. and Dyersburg Corporation dated as of
              July 15, 1997 incorporated by reference to the Current
              Report on Form 8-K (Commission File No. 0-21496) filed by the
              Company with the Commission on September 11, 1997.

   2.4        Amendment to Stock Purchase Agreement among Alamac Sub                         -
              Holdings Inc., AIH Inc., WestPoint Stevens Inc. and
              Dyersburg Corporation dated as of August 15, 1997 incorporated by reference to the Current Report on Form 8-K (Commission
              File No. 0-21496) filed by the Company with the Commission on September 11, 1997.

   2.5        Supplemental Environmental Indemnity among Alamac Sub                          -
              Holdings Inc., AIH Inc., WestPoint Stevens Inc. and
              Dyersburg Corporation dated as of August 20, 1997 incorporated by reference to the Current Report on Form 8-K (Commission
              File No. 0-21496) filed by the Company with the Commission on
              September 11, 1997.

   2.6        Second Supplemental Environmental Indemnity among Alamac                       -
              Sub Holdings Inc., AIH Inc., WestPoint Stevens Inc. and
              Dyersburg Corporation dated as of August 27, 1997 incorporated by reference to the Current Report on Form 8-K (Commission
              File No. 0-21496) filed by the Company with the Commission on
              September 11, 1997.


                             WESTPOINT STEVENS INC.



                                 EXHIBIT INDEX
                                  (CONTINUED)



Exhibit                                                                                                 Page
Number                                                                                                  Number
------                                                                                                  ------

     2.7                  Assignment and Assumption Agreement among                                           -
                          WestPoint Stevens Inc. (the "Assignor"), Alamac
                          Knit Fabrics, Inc. (the "Assignee") and Dyersburg
                          Corporation dated as of August 27, 1997 incorporated
                          by reference to the Current Report on Form 8-K
                          (Commission File No. 0-21496) filed by the Company
                          with the Commission on September 11, 1997.

     10.49                Letter Amendment Agreement, dated as of July 18, 1997,                        26 - 29
                          by and among Alamac Knit Fabrics, Inc., as Borrower,
                          Alamac Enterprises Inc. and AIH Inc., as Guarantors,
                          the Lenders identified therein and NationsBank, N.A.,
                          as Agent.

     10.50                Letter Amendment Agreement, dated as of July 22, 1997,                        30 - 34
                          among the Company, as Borrower, NationsBank, N.A.
                          (formerly known as NationsBank of North Carolina, N.A.),
                          The Bank of New York, BankBoston, N.A. (formerly known
                          as The First National Bank of Boston), The First National
                          Bank of Chicago, Scotiabank Inc., Wachovia Bank of Georgia,
                          N.A., SunTrust Bank, Atlanta, AmSouth Bank of Alabama,
                          and ABN AMRO Bank, N.V.

     10.51                Letter Amendment Agreement, dated as of August 5, 1997,                       35 - 39
                          among the Company, as Borrower, NationsBank, N.A.
                          (formerly known as NationsBank of North Carolina, N.A.),
                          The Bank of New York, BankBoston, N.A. (formerly known  as The
                          First National Bank of Boston), The First National
                          Bank of Chicago, Scotiabank Inc., Wachovia Bank of Georgia,
                          N.A., SunTrust Bank, Atlanta, AmSouth Bank of Alabama,
                          and ABN AMRO Bank, N.V.

     10.52                Termination of Commitments and Release of Liens dated                         40 - 42
                          August 27, 1997, by and among Alamac Knit Fabrics, Inc., as
                          Borrower, Alamac Enterprises Inc. and AIH Inc., as Guarantors,
                          the Lenders identified therein and NationsBank N.A., as Agent.

                             WESTPOINT STEVENS INC.



                                 EXHIBIT INDEX
                                  (CONTINUED)



Exhibit                                                                                   Page
Number                                                                                    Number
------                                                                                    ------
11                        Statement re: Computation of earnings per share                     43

27                        Financial Data Schedule                                             44