Form 10-K
period 1997-12-31
WESTPOINT STEVENS INC
filed 1998-03-30
CIK 852952

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    -------
                                   FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the fiscal year ended December 31, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period for ____________ to ____________

                          COMMISSION FILE NO. 0-21496

                             WESTPOINT STEVENS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                                             36-3498354
(State or other jurisdiction of                                 (I.R.S.Employer
incorporation or organization)                              Identification No.)

507 WEST TENTH STREET, WEST POINT, GEORGIA                                31833
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (706) 645-4000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


                          Common Stock, $.01 par value
                              Title of each class
                              -------------------


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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to be the best of the Registrant'S knowledge, in definitive proxy or information incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|_|

         The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $1,106,232,910 at March 3, 1998. The number of shares of Common Stock outstanding at March 3, 1998, was 60,243,622.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date: 60,188,258 at March 20, 1998

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's definitive proxy statement to be mailed to stockholders in connection with the registrant's May 13, 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

===============================================================================

                               TABLE OF CONTENTS

                                                                                                  Page No.
                                                                                                  --------

Item 1.  Business........................................................................................1

Item 2.  Properties......................................................................................6

Item 3.  Legal Proceedings...............................................................................7

Item 4.  Submission of Matters to a Vote of Security Holders.............................................7

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters............................7

Item 6.  Selected Financial Data.........................................................................8

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..........10

Item 8.  Financial Statements and Supplementary Data....................................................15

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........36

Item 10. Directors and Executive Officers of the Registrant.............................................36

Item 11. Executive Compensation.........................................................................36

Item 12. Security Ownership of Certain Beneficial Owners and Management.................................36

Item 13. Certain Relationships and Related Transactions.................................................36

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................36

ITEM 1. BUSINESS

WestPoint Stevens Inc., a Delaware corporation organized in 1987 (the "Company"), is the successor corporation to West Point-Pepperell, Inc. through a series of mergers occurring in December 1993. The Company is engaged directly and indirectly through its subsidiaries in the manufacture, marketing and distribution of bed and bath home fashions ("Home Fashions") products.

The Company manufactures and markets Home Fashions products for distribution to chain and department stores, mass merchants and specialty stores. Home Fashions products are manufactured and distributed under owned trademarks and pursuant to various licensing agreements. See "-Trademarks and Licenses."

In August 1997, the Company sold its wholly-owned subsidiary, Alamac Knit Fabrics, Inc. ("Alamac"), other than cash, accounts receivable of approximately $42.5 million and a yarn mill located in Whitmire, South Carolina. Alamac produced knitted fabrics which it supplied primarily to manufacturers of men's, women's and children's apparel. See "Item 8. Financial Statements and Supplementary Data" included elsewhere for additional information regarding treatment of Alamac as a discontinued operation.

The Company's management estimates that it has the largest market share (approximately 36%) in the domestic sheet and pillowcase market and the largest market share (approximately 41%) in the domestic bath towel market. Such estimates are calculated by the Company based on United States government data (source: United States Census Bureau Current Industrial Report dated March 12, 1998), publicly available information about the Company's competitors and information in trade publications. In addition, according to such United States government data, each of these markets had over $1 billion in annual sales during each of the past five years.

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

         TRADEMARKS AND LICENSES

The Company's products are marketed under well-known and firmly established trademarks, brand names and private labels. The Company uses trademarks, trade names and private labels as merchandising tools to assist its customers in coordinating their product offerings and differentiating their products from those of their competitors. Home Fashions' trademarks include ATELIER MARTEX(R), MARTEX(R), UTICA(R), STEVENS(R), LADY PEPPERELL(R) and VELLUX(R). In addition, certain Home Fashions products are manufactured and sold pursuant to licensing agreements under designer names that include, among others, Ralph Lauren, Sanderson, Larry Laslo, Halston and Star Wars.

A portion of the Company's sales are derived from licensed designer brands. The license agreements for the Company's designer brands generally are for a term of two or three years; some of the licenses are automatically renewable for additional periods, provided that certain sales thresholds set forth in the license agreements are met. No single license has accounted for more than 11% of the Company's total sales volume during any of the last five fiscal years. Although the Company has no reason to believe that it will lose any of its licenses, the loss of a significant license could have an adverse effect upon the Company's business, which could be material. The following are the expiration dates for the licensing agreements discussed above: Ralph Lauren, December 31, 2000; Sanderson, March 31, 1999; Larry Laslo, March 31, 1999; Halston, December 31, 1998; and Star Wars, October 31, 1998.

         MARKETING

The Company is committed to developing and maintaining integral relationships with its customers through "Strategic Partnering," a program designed to improve customers' operating results by leveraging the Company's merchandising, manufacturing and inventory management skills. "Strategic Partnering" includes Electronic Data Interchange ("EDI") direct electronic entry systems, "Quick Response" and "Vendor Managed Inventory" customer delivery programs and point-of-sale processing. The Company incorporates Strategic Partnering into its planning, manufacturing and shipping systems, in order to enable it to efficiently and economically anticipate and respond to customers' inventory requirements. As a result, the Company is better able to plan and forecast its own production and inventory requirements. Sales of the Company's Home Fashions products are conducted through a divisional format consisting of the Fashion Brands, Mass Brands and International divisions. Within each domestic division, sales are conducted by business units consisting of marketing, merchandising, management information systems, finance and sales staff members under the supervision of an account executive. Business units are linked by a centralized manufacturing logistics and planning group and designer and administration groups. Each business unit focuses on one of the following channels of distribution: mass merchants; department and specialty stores; custom brands; Ralph Lauren; health and hospitality institutions; international and other independent channels to service specialized areas, including freestanding window treatments, blankets and baby bedding. This organization allows the Company to tailor its services and resources to the different requirements of each channel of distribution and customer.

The Company works closely with its major customers to assist them in merchandising and promoting its products to the consumer. In addition, the Company periodically meets with its customers in an effort to maximize product exposure and sales and to jointly develop merchandise assortments and plan promotional events specifically tailored to the customer. The Company provides merchandising assistance with store layouts, fixture designs, advertising and point-of-sale displays. A national consumer and trade advertising campaign and comprehensive internet web site have served to enhance brand recognition. The Company also provides its customers with suggested customized advertising materials designed to increase its product sales.

Approximately 86% of the Company's sales are made to retail establishments in the United States, including chain and department stores, mass merchants, and specialty bed and bath stores. Finished products are distributed to retailers directly from the Company's plants. Distribution to hospitals and other healthcare establishments accounts for most of the remaining portion of the Company's sales of Home Fashions products. Certain institutional products also are sold directly and through distributors to major hotel and motel chains, and to laundry supply businesses. In addition to domestic sales, the Company distributes its Home Fashions products for eventual sale to certain foreign markets, principally Canada, Mexico, the United Kingdom, continental Europe, the Middle East and the Far East. International operations accounted for less than 5% of the total revenues of the Company in 1997.

In addition, certain products of the Company are sold through WestPoint Stevens Stores Inc., a wholly-owned subsidiary of the Company ("WestPoint Stores"). WestPoint Stores currently consists of 41 geographically dispersed, value-priced outlets throughout the United States and in Canada, some of which are located in factory outlet shopping centers. The products sold in WestPoint Stores are first quality (including overstocks), seconds, discontinued items and other products.

         INVENTORY MANAGEMENT, ELECTRONIC COMMUNICATION AND DELIVERY

The Company uses EDI, Quick Response and Vendor Managed Inventory replenishment programs, point-of-sale data and the latest available technology in retail warehouse and shelf space management to minimize inventory and maximize floor stock turnover for its customers. The Company's EDI system allows customers to place orders, and allows the Company to fill, track and bill orders, all by computer. This system enables the Company to ship products on a Quick Response basis so that customers can maintain lower inventories and react rapidly to changes in product demand. In addition, the Company is using Vendor Managed Inventory and dedicating certain manufacturing facilities to servicing key strategic customers. The Company anticipates that these programs will result in lower transportation expense and reduced distribution complexities for its customers. Through the use of the Nielsen Spaceman III category management program, the Company supports its customers' efforts to improve operating results through efficient inventory and shelf space management. The Company's objective is to provide its customers with 100% delivery reliability in terms of order quantities and delivery schedules. The Company believes that the use of in-house transportation has enabled the Company to maintain a high level of on-time delivery.

         CUSTOMERS

The Company is pursuing strategic relationships with key merchandisers. An important component of the Company's strategy is to increase its share of shelf and floor space by strengthening its partnership with its customers. The Company is working closely with retailers and is sharing information and business practices with them to improve service and achieve higher profitability for both the retailer and the Company.

The Company's Home Fashions products are sold to chain stores, including, among others, J.C. Penney Company, Inc. ("J.C. Penney"), and Sears Roebuck & Co., Inc. ("Sears"); mass merchants such as Wal-Mart Stores, Inc. ("Wal- Mart"), Kmart Corporation ("Kmart") and Target Stores (a division of Dayton Hudson Corporation); and department and specialty stores, including Federated Department Stores and Mervyn's (also a division of Dayton Hudson Corporation). The above named customers, which are the Company's six largest customers, accounted for approximately 52% of the net sales of the Company during the fiscal year ended December 31, 1997. In 1997 sales to Dayton Hudson Corporation were 13% of the net sales of the Company and sales to Kmart were 10% of the net sales of the Company. Each of such customers has purchased goods from the Company in each of the last 10 years. Although the Company has no reason to believe that it will lose the business of any of its largest customers, a loss of any of the largest accounts (or a material portion of any thereof) would have an adverse effect upon the Company's business, which could be material.

         MANUFACTURING

The Company currently uses the latest manufacturing and distribution equipment and technologies in its mills. Management therefore believes that the Company is one of the most efficient manufacturers in the home fashions industry. Over the past five years, the Company has spent approximately $522 million to modernize its manufacturing and distribution systems and has spent approximately $160 million of that amount during 1997, including the purchase in February 1997 of towel manufacturing facilities from the Bibb Company. The capital expenditures have been used to, among other things, replace shuttle looms with faster, more efficient projectile and air jet looms, replace ring spinning with open-end and air jet spinning, purchase new high speed multicolor printing equipment, and further automate the Company's cut and sew operations. Air jet and projectile looms produce at higher speeds than shuttle looms, yielding fewer defects, requiring less maintenance and providing cleaner and safer working environments. Using air jet technology, compressed air propels the filling yarn at high speeds, with robotics handling fabric cutting and tucking. The Company's new open-end spinning machines use computerized monitors and sensors which track and analyze the work, streamline information gathering and detect defects immediately to improve yarn quality. The Company intends to invest $140 million in capital improvements in the aggregate in 1998 which includes the addition of new air jet looms, the continued conversion of the Company's older projectile looms to higher speed air jet looms, construction of new and expanded distribution centers and installation of dyeing and finishing equipment, and automated fabricating equipment and distribution management systems which will further eliminate labor-intensive and costly manufacturing steps and improve distribution efficiency. These capital programs have resulted, and are expected to continue to result, in improved product quality, increased efficiency and capacity, lower costs and quicker response time to customer orders. The Company (including its subsidiaries) owns and utilizes 23 manufacturing facilities located primarily in the Southeastern United States and leases a manufacturing facility in England. See "-Properties."

         RAW MATERIALS

The principal raw materials used in the manufacture of Home Fashions products are cotton of various grades and staple lengths and polyester in staple and filament form. Cotton and polyester presently are available from several sources in quantities sufficient to meet the Company's requirements. The Company is not dependent on any one supplier as a source of raw materials. Since cotton is an agricultural product, its supply and quality are subject to weather patterns, disease and other factors. The price of cotton is also influenced by supply and demand considerations, both domestically and worldwide, and by the cost of polyester. Although the Company has always been able to acquire sufficient quantities of cotton for its operations in the past, any shortage in the cotton supply by reason of weather, disease or other factors could adversely affect the Company's operations. The price of man-made fibers such as polyester is influenced by demand, manufacturing capacity and costs, petroleum prices, cotton prices and the cost of polymers used in producing man-made fibers. Any significant prolonged petrochemical shortages could significantly affect the availability of man-made fibers and cause a substantial increase in demand for cotton, resulting in decreased availability and, possibly, increased price. The Company also purchases substantial quantities of dyes and chemicals. Dyes and chemicals have been and are expected to continue to be available in sufficient supply from a wide variety of sources.

         SEASONALITY; CYCLICALITY; INVENTORY

Traditionally, the home fashions industry has been seasonal, with peak sales seasons in the summer and fall. In accordance with industry practice, the Company increases its Home Fashions' inventory levels during the first six months of the year to meet customer demands for the summer and fall peak seasons. The Company's commitment to EDI, Quick Response, and Vendor Managed Inventory, however, has facilitated a more even distribution of products throughout the calendar year and reduced the need to stockpile inventory to meet peak season demands.

The home fashions industry is also cyclical. While the Company's performance may be negatively affected by downturns in consumer spending, management believes the effects thereof are mitigated by the Company's large market shares and broad distribution base.

         BACKLOG ORDERS

The backlog of the Company's unfilled customer orders believed by management to be firm was approximately $111.5 million at January 31, 1998, as compared with approximately $97.9 million at February 1, 1997. The Company does not believe that its backlogs are a meaningful indicator of its future business.

         COMPETITION

The home fashions industry is highly competitive. The Company competes on the basis of price, quality and customer service, among other factors. In the sheet and towel markets, the Company competes primarily with Fieldcrest Cannon, Inc., a wholly-owned subsidiary of Pillowtex Corporation (collectively "Pillowtex/Fieldcrest"), and Springs Industries, Inc. ("Springs"). In the other bedding and accessories markets, the Company competes with many companies, most of which are much smaller in size than the Company. The Company has pursued a competitive strategy focused on providing the best fashion, quality, service and value to its customers and to the ultimate consumer. The Company does not believe that there is any significant foreign competition with its current domestic operations. There can be no assurance, however, if such foreign competition develops that the Company will effectively compete.

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

         EMPLOYEES

The Company (including its subsidiaries) employed approximately 16,100 active employees as of February 27, 1998. Of these employees, approximately 14,630 were employed in the Company's manufacturing operations, approximately 420 in sales and approximately 1,050 in administration.

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

         RECENT DEVELOPMENTS

On February 2, 1998, the Board of Directors of the Company declared a two-for-one stock split payable in the form of a 100% stock dividend and expanded the stock repurchase program by an amount equal to the amount of shares of Common Stock available for repurchase under the repurchase program on February 16, 1998, the record date for the stock split (the "Record Date"). The additional shares issuable in the stock split were distributed on March 2, 1998 to shareholders of record on the Record Date.

During 1997 the Company purchased approximately 3.4 million shares (on a split basis) under the various stock repurchase programs, at an average price of $19.64 per share (on a split basis). In August 1997 the Board of Directors approved the purchase of up to three million additional shares of the Company's common stock, subject to the Company's debt limitations, which brings the total shares that have been approved for purchase to eight million shares (sixteen million shares on a split basis). At December 31, 1997, approximately 5.8 million shares (on a split basis) remained to be purchased. The repurchased shares include open market purchases and private transactions. The repurchased shares are held in the Company's treasury for general corporate purposes.

         OTHER FACTORS

Except for historical information contained herein, certain matters set forth in this Annual Report on Form 10-K are forward looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Such risks and uncertainties may be attributable to important factors which include but are not limited to the following: product margins may vary from those projected; raw material prices may vary from those assumed; additional reserves may be required for bad debts, returns, allowances, governmental compliance costs, or litigation; there may be changes in the performance of financial markets or fluctuations in foreign currency exchange rates; unanticipated natural disasters could have a material impact upon results of operations; there may be changes in the general economic conditions which affect customer payment practices or consumer spending; competition for retail and wholesale customers, pricing and transportation of products may vary from time to time due to seasonal variations or otherwise; customer preferences for other companies' products can be affected by competition, or general market demand for domestic or imported goods or the quantity, quality, price or delivery time of such goods; there could be an unanticipated loss of a material customer, or a material license; the availability and price of raw materials could be affected by weather, disease, energy costs or other factors; efforts to avoid adverse effects due to computer systems failing to function properly with respect to dates in the year 2000 and beyond could meet with varying degrees of success in operations and in transactions with customers, suppliers and financial institutions; and the ability to project risk factors may vary. In addition, consideration should be given to any other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

The Company's properties are owned or leased directly and indirectly through its subsidiaries. Management believes that the Company's facilities and equipment are in good condition and sufficient for current operations.

The Company owns office space in West Point, Georgia and Lanett and Valley, Alabama, and leases various additional office space, including approximately 288,000 square feet in New York City, of which approximately 187,000 square feet is subleased to other tenants. The Company also owns or leases various administrative, storage and office space.

The Company also owns a chemical plant containing approximately 39,000 square feet of floor space from which Grifftex Chemicals operates.

The Company and its subsidiaries own 23 manufacturing facilities located in Alabama, Florida, Georgia, Maine, North Carolina, South Carolina and Virginia which contain in the aggregate approximately 9,576,000 square feet of floor space and lease one manufacturing facility in England.

The Company and its subsidiaries also own 10 distribution centers and warehouses for their operations which contain approximately 2,896,000 square feet of floor space. In addition, the Company and its subsidiaries lease 10 distribution outlets and warehouses containing approximately 348,000 square feet of floor space.

WestPoint Stores owns 2 retail stores and leases its 39 other retail stores, all of which are dispersed throughout the United States and Canada.

ITEM 3. LEGAL PROCEEDINGS

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 1997, no matters were submitted by the Company to a vote of its stockholders.


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

High (ask) and low (bid) quotations, as reported (on a split basis), each quarterly period within the two most recent fiscal years were:

                  Quarter Ended                                   Quotations
                  -------------                     ------------------------------------
                                                      1997                        1996
                                                    --------                    --------
                                                High/Ask     Low/Bid       High/Ask     Low/Bid
                                                --------     -------       --------     -------
                  March 31..................     20          14 1/2         10 13/16      8 3/4
                  June 30...................     20 1/4      17 9/16        12 1/2        9 5/8
                  September 30   ...........     21 1/2      18 5/16        14 3/4       11 3/16
                  December 31...............     24 1/16     19             15 1/8       13 1/8

The Company has not declared any cash dividends on its Common Stock during the past two fiscal years. Under its existing credit facility the

Company is permitted to pay dividends from excess cash flow as defined in the credit facility. The Company does not expect to pay dividends to its stockholders in the near future.

As of March 3, 1998, there were approximately 15,460 holders of the Company's Common Stock. Of that total, approximately 260 were stockholders of record and approximately 15,200 held their stock in nominee name.


ITEM 6. SELECTED FINANCIAL DATA

The selected historical financial data presented below for 1997, 1996 and 1995 were derived from the Audited Consolidated Financial Statements of the Company and its subsidiaries for the years ended December 31, 1997, 1996 and 1995 (the "Consolidated Financial Statements"), and should be read in conjunction therewith, including the notes thereto and the other financial information included elsewhere herein. The statement of operations data reflect the discontinuance of all operations other than Home Fashions.



                                                                               YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------------------
                                                         1997            1996           1995           1994           1993(1)
                                                       --------        --------       --------       --------        --------
  (In millions, except per share data)
Statement of
  Operations Data:
Net sales                                              $1,657.5        $1,501.8       $1,418.2       $1,346.9        $1,267.5
Gross earnings                                            419.8           372.4          359.1          331.9           321.6
Operating earnings (loss)(2)                              214.9           188.5           26.3          (46.5)         (217.3)
Interest expense                                          102.2            94.5           93.5           94.2            90.4
Income (loss) from continuing operations
  before income tax expense
  (benefit) and  extraordinary items                      110.2            91.0          (70.4)        (153.7)         (325.9)
Income (loss) from continuing operations
  before extraordinary items                               69.3            58.0         (102.3)        (173.7)         (281.8)

Net income (loss)                                          78.0            57.7         (129.8)        (203.4)         (402.3)

Diluted net income (loss) per common share:
  Continuing operations                                    1.11            0.91          (1.57)         (2.57)          (4.39)
  Discontinued operations                                   .14               -           (.42)          (.44)           (.62)
  Extraordinary item - loss on extinguishment of debt         -               -              -              -           (1.26)
                                                       --------        --------       --------       --------        --------
  Net income (loss) per common share                       1.25            0.91          (1.99)         (3.01)          (6.27)

Diluted average common shares outstanding                  62.7            63.7           65.4           67.6            64.1


                                                                                      DECEMBER 31,
                                                       ----------------------------------------------------------------------
                                                         1997            1996           1995           1994            1993
                                                       -------         --------       --------       --------        --------
  (In millions)

Balance Sheet Data:
Total assets                                          $1,286.1         $1,157.0       $1,143.0       $1,270.2        $1,512.9
Working capital (3)                                      212.2            140.9          115.7          122.7           159.7
Total debt                                             1,187.7          1,099.0        1,148.0        1,083.0         1,112.5
Stockholders' equity (deficit)                          (423.0)          (450.4)        (505.9)        (337.2)         (140.3)


                                                                  YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------------
    (In millions, except ratios)                   1997          1996       1995       1994      1993(1)
                                                 --------      --------   --------   --------   --------

Other Data:
Depreciation and amortization(4):
     Continuing operations                       $ 71.7        $   68.9   $   69.3   $   74.2   $   71.2
     Discontinued operations                        5.5             8.1       11.1       12.0       11.6
Amortization of excess reorganization value:
     Continuing operations                            -               -      152.4      203.3      190.2
     Discontinued operations                          -               -       25.3       33.6       31.4
Restructuring expense:
     Continuing operations                            -               -          -          -      178.0
     Discontinued operations                          -               -          -          -       22.0
Capital expenditures:
     Continuing operations                        148.9            94.9       92.4       84.5       76.9
     Discontinued operations                        3.2             5.0        9.8       24.5       12.1
Operating earnings from continuing
     operations before amortization
     of excess reorganization value
     and restructuring expense(5)                 214.9           188.5      178.7      156.8      150.9
Operating margin from continuing
     operations before amortization
     of excess reorganization value
     and restructuring expense(6)                  13.0%           12.6%      12.6%      11.6%     11.9%




(1)The results for the year ended December 31, 1993 include restructuring expense of $200 million ($117.8 million after minority interest and income taxes). The charge related to (a) the closing and consolidation of certain facilities; (b) the write-off of certain equipment; and (c) severance, outplacement and other costs associated with plant closures and overhead reductions.

(2)Operating earnings (loss) for the year ended December 31, 1995 includes amortization of excess reorganization value of $152.4 million, for the year ended December 31, 1994 includes amortization of excess reorganization value of $203.3 million, for the year ended December 31, 1993 includes restructuring expense of $178 million and amortization of excess reorganization value of $190.2 million.

(3)Working capital for the years ended December 31, 1997, 1996, 1995, 1994 and 1993 includes the current portion of bank indebtedness and other long-term debt of $41.4 million, $24.0 million, $73.0 million, $48.0 million, and $18.0 million, respectively.

(4)Excludes amortization of excess reorganization value.

(5)Such amounts are presented to facilitate comparisons between periods since there were no charges in the 1997 and 1996 periods for amortization of excess reorganization value or restructuring expense.

(6)Operating margin before amortization of excess reorganization value and restructuring expense represents operating earnings before amortization of excess reorganization value and restructuring expense as a percentage of net sales for the periods presented.

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

In February 1998 the Board of Directors declared a two-for-one stock split of its common stock payable on March 2, 1998 in the form of a 100% stock dividend to stockholders of record on February 16, 1998. Outstanding shares, stock purchases and earnings per share comparisons for all periods have been restated to reflect the stock split.

The Company has determined that it will need to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and beyond. The Company also has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems.

The Company's comprehensive Year 2000 initiative is being managed by a team of internal staff and outside consultants. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers, and financial institutions are fully supported. The Company is well underway with these efforts. In 1994 the Company began a company-wide manufacturing and distribution systems redesign and implementation project (including customer service, sales, product costing and inventory controls) which is expected to be completed in early 1999. These new systems, which are Year 2000 compliant, replace substantially all of the Company's internal manufacturing and distribution systems. The Company's business application programs are currently compliant or will be made compliant through the Year 2000 Project. The few remaining non-compliant programs are to be brought into compliance by the vendors that will supply the programs or through modifications by internal staff. The majority of the business applications Year 2000 Project is scheduled to be completed by December 31, 1998, with a few software programs scheduled to be replaced in early 1999. The Company will follow up with critical suppliers and customers concerning their plans and progress in addressing the Year 2000 problem. The costs of the Year 2000 Project are not expected to be material to the Company's results of operations or financial position and are being expensed as incurred.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


RESULTS OF OPERATIONS

The table below sets forth continuing operations net sales, gross earnings, operating earnings, interest expense, income (loss) from continuing operations, income (loss) from discontinued operations, gain on sale of discontinued operations and net income (loss) of the Company for the years ended December 31, 1997, 1996 and 1995. See Note 10 in the Notes to Consolidated Financial Statements for information concerning the Company's discontinued operations. The following discussion is limited to an analysis of the results of continuing operations (in millions of dollars and as percentages of net sales).


                                                                         YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------
                                                                   1997           1996           1995
                                                                 --------       --------       --------

Net sales...............................................         $1,657.5       $1,501.8       $1,418.2

Gross earnings..........................................         $  419.8       $  372.4       $  359.1

Operating earnings......................................         $  214.9       $  188.5       $   26.3

Interest expense........................................         $  102.2       $   94.5       $   93.5

Income (loss) from continuing operations................         $   69.3       $   58.0       $ (102.3)
Income (loss ) from discontinued operations.............              2.6           (0.3)         (27.5)
Gain on sale of discontinued operations.................              6.1              -              -
                                                                 --------       --------       --------
Net income (loss).......................................         $   78.0       $   57.7       $ (129.8)


Gross margins...........................................             25.3%          24.8%          25.3%

Operating earnings before amortization
   of excess reorganization value.......................         $  214.9       $  188.5       $  178.7

Operating margins before amortization
   of excess reorganization value.......................             13.0%          12.6%          12.6%



                            1997 COMPARED WITH 1996

NET SALES. Net sales for the year ended December 31, 1997 increased $155.7 million, or 10.4%, to $1,657.5 million compared with net sales of $1,501.8 million for the year ended December 31, 1996. The increase in net sales resulted primarily from higher unit volume (including acquisitions) in the 1997 period compared with the 1996 period.

GROSS EARNINGS/MARGINS. Gross earnings for the year ended December 31, 1997 of $419.8 million increased $47.4 million, or 12.7%, compared with $372.4 million for the same period of 1996 and reflect gross margins of 25.3% in the 1997 period compared with 24.8% in the 1996 period. Gross earnings and margins increased in 1997 primarily as a result of the increase in unit volume and lower raw material costs.

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses increased by $21.1 million, or 11.5%, for the year ended December 31, 1997, compared with the same period of 1996, and as a percentage of net sales represent 12.4% in 1997 and 12.2% in 1996. The increase in selling, general and administrative expenses for 1997 was due primarily to acquisitions along with higher warehousing/shipping and advertising expenses.

Operating earnings for the year ended December 31, 1997 were $214.9 million, or 13% of sales, and increased $26.4 million, or 14%, compared with operating earnings of $188.5 million, or 12.6% of sales, for the year ended December 31, 1996. The increase resulted from the increase in gross earnings offset somewhat by the increase in selling, general and administrative expenses discussed above.

INTEREST EXPENSE. Interest expense for the year ended December 31, 1997 of $102.2 million increased $7.7 million compared with interest expense for the year ended December 31, 1996. The increase was due primarily to higher average debt levels in the 1997 period compared with the corresponding 1996 average debt levels.

OTHER EXPENSE-NET. Other expense-net for the year ended December 31, 1997 decreased $0.5 million compared with the same period in 1996. Included in other expense-net for the years ended December 31, 1997 and 1996 are the amortization of deferred financing fees of $3.9 million in each period less certain miscellaneous income items.

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

INCOME FROM CONTINUING/DISCONTINUED OPERATIONS. Income from continuing operations for the year ended December 31, 1997 was $69.3 million, or $1.11 per share diluted, compared with income from continuing operations of $58 million, or $.91 per share diluted, for the year ended December 31, 1996.

Income from discontinued operations for the year ended December 31, 1997 was $2.6 million, or $.04 per share diluted, compared with a loss from discontinued operations of $0.3 million for the year ended December 31, 1996.

GAIN ON SALE OF DISCONTINUED OPERATIONS. During the third quarter of 1997 the Company recorded a gain on the sale of its Alamac Knit Fabrics subsidiary of $6.1 million, or $.10 per share diluted.

NET INCOME. Net income for the year ended December 31, 1997 was $78 million, or $1.25 per share diluted, compared with net income of $57.7 million, or $.91 per share diluted, for the year ended December 31, 1996.

Diluted per share amounts are based on 62.7 million and 63.7 million average shares outstanding for the 1997 and 1996 periods, respectively. The decrease in the average shares outstanding was primarily the result of the purchase by the Company of shares under the stock repurchase programs.



                            1996 COMPARED WITH 1995

NET SALES. Net sales for the year ended December 31, 1996 increased $83.6 million, or 5.9%, to $1,501.8 million compared with net sales of $1,418.2 million for the year ended December 31, 1995. The increase in net sales resulted primarily from higher unit volume in the 1996 period compared with the 1995 period.

GROSS EARNINGS/MARGINS. Gross earnings for the year ended December 31, 1996 of $372.4 million increased $13.3 million, or 3.7%, compared with $359.1 million for the same period of 1995 and reflect gross margins of 24.8% in the 1996 period compared with 25.3% in the 1995 period. Gross earnings increased in 1996 primarily as a result of the increase in unit volume, offset somewhat by a wage increase effective the beginning of the second quarter, higher raw material costs, and production challenges due to high customer demand and capacity constraints in the last half of 1996.

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses increased by $3.5 million, or 1.9%, for the year ended December 31, 1996 compared with the same period of 1995, and as a percentage of net sales represent 12.2% in 1996 and 12.7% in 1995. The increase in selling, general and administrative expenses in 1996 was due primarily to higher warehousing/shipping and advertising expenses, offset somewhat by lower selling and trade receivables program expenses.

Operating earnings were $188.5 million for the year ended December 31, 1996 compared with operating earnings of $26.3 million for the same period of 1995 which includes the amortization of excess reorganization value of $152.4 million. Operating earnings increased as a result of the increase in gross earnings offset somewhat by the increase in selling, general and administrative expenses, and the decrease in amortization of excess reorganization value which was completely amortized as of September 30, 1995.

INTEREST EXPENSE. Interest expense for the year ended December 31, 1996 of $94.5 million increased $1 million compared with interest expense for the year ended December 31, 1995. The increase was due primarily to higher average debt levels in the

1996 period compared with the corresponding 1995 average debt levels offset somewhat by lower interest rates on the Company's variable rate bank debt.

OTHER EXPENSE-NET. Other expense-net for the year ended December 31, 1996 decreased $0.2 million compared with the same period in 1995. Included in other expense-net for the years ended December 31, 1996 and 1995 are the amortization of deferred financing fees of $3.9 million in each period less certain miscellaneous income items.

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes, nondeductible items and the effects of amortization of excess reorganization value in 1995.

INCOME FROM CONTINUING/DISCONTINUED OPERATIONS. Income from continuing operations for the year ended December 31, 1996 was $58 million, or $.91 per share diluted. For the year ended December 31, 1995, the loss from continuing operations was $102.3 million, or $1.57 per share diluted, including amortization of excess reorganization value of $152.4 million, or $2.34 per share diluted.

Loss from discontinued operations for the year ended December 31, 1996 was $0.3 million. For the year ended December 31, 1995, the loss from discontinued operations was $27.5 million, or $.42 per share diluted, including amortization of excess reorganization value of $25.3 million, or $.38 per share diluted.

NET INCOME. Net income for the year ended December 31, 1996 was $57.7 million, or $.91 per share diluted. For the year ended December 31, 1995, the net loss was $129.8 million, or $1.99 per share diluted, including amortization of excess reorganization value of $177.7 million, or $2.72 per share diluted. Excess reorganization value was completely amortized in 1995.

Diluted per share amounts are based on 63.7 million and 65.4 million average shares outstanding for the 1996 and 1995 periods, respectively. The decrease in the average shares outstanding was primarily the result of the purchase by the Company of shares under the stock repurchase programs.

OPERATING EARNINGS BEFORE CERTAIN CHARGES. Operating earnings for the year ended December 31, 1996 were $188.5 million, or 12.6% of sales, and increased $9.8 million, or 5.5%, compared with operating earnings (before the amortization of excess reorganization value) of $178.7 million, or 12.6% of sales, for the same period of 1995. The increase resulted from the increase in gross earnings offset somewhat by the increase in selling, general and administrative expenses discussed above.


EFFECTS OF INFLATION

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are expected to be cash from its operations and funds available under the Senior Credit Facility. At February 20, 1998, the maximum commitment under the Senior Credit Facility was approximately $350 million and the Company had unused borrowing availability under the Senior Credit Facility totaling approximately $100 million. The Senior Credit Facility contains covenants which, among other things, limit indebtedness and require the maintenance of certain financial ratios and minimum net worth as defined.

The Company's principal uses of cash for the next several years will be operating expenses, capital expenditures and debt service requirements related primarily to interest payments. The Company spent approximately $152 million in 1997 on capital expenditures and intends to invest an additional $140 million in 1998.

During 1997 the Company purchased approximately 3.4 million shares (on a split basis) under the various stock repurchase programs, at an average price of $19.64 per share. In August 1997 the Board of Directors approved the purchase of up to three million additional shares of the Company's common stock, subject to the Company's debt limitations, which brings the total shares that have been approved for purchase to eight million shares (sixteen million shares on a split basis). At December 31, 1997, approximately 5.8 million shares (on a split basis) remained to be purchased.

Cash contributions in 1998 to the Company's pension plans are estimated to total approximately $3 million, compared with actual cash contributions in 1997 of $17.3 million.

The Company, through a "bankruptcy remote" receivables subsidiary, has a Trade Receivables Program which provides for the sale of accounts receivable, on a revolving basis. At December 31, 1997 and 1996, $111.8 million and $133 million, respectively, had been sold under this program and the sale is reflected as a reduction of accounts receivable in the Company's Consolidated Balance Sheets. The cost of the Trade Receivables Program in 1998 is estimated to total approximately $7 million, compared with $7.6 million in 1997, and will be charged to selling, general and administrative expenses.

Debt service requirements for interest payments in 1998 are estimated to total approximately $108 million (excluding amounts related to the Trade Receivables Program) compared with payments of $107.4 million in 1997. Debt service requirements in 1998 related to required principal amortization total approximately $3.8 million.

Management believes that cash from the Company's operations and borrowings under its credit agreements will provide the funding necessary to meet the Company's anticipated requirements for capital expenditures and operating expenses and to enable it to meet its anticipated debt service requirements.

          ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



          Consolidated Financial Statements for the years ended December 31, 1997, 1996 and 1995

          Report of Ernst & Young LLP, Independent Auditors....................       16
          Consolidated Balance Sheets..........................................    17-18
          Consolidated Statements of Income....................................       19
          Consolidated Statements of Stockholders' Equity (Deficit)............       20
          Consolidated Statements of Cash Flows................................       21
          Notes to Consolidated Financial Statements...........................    22-35

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


BOARD OF DIRECTORS AND STOCKHOLDERS
WESTPOINT STEVENS INC.


We have audited the accompanying consolidated balance sheets of WestPoint Stevens Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WestPoint Stevens Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                  /s/Ernst & Young LLP


Columbus, Georgia
February 5, 1998

                             WESTPOINT STEVENS INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                         DECEMBER 31,
                                                                                ----------------------------
                                                                                  1997               1996
                                                                                ----------        ----------
ASSETS
Current Assets
         Cash and cash equivalents .....................                        $   17,433        $   14,029
         Accounts receivable (less allowances of $21,894
              and $22,861, respectively) ...............                            92,990            66,949
         Inventories ...................................                           340,818           299,651
         Prepaid expenses and other current assets .....                            22,227            14,939
                                                                                ----------        ----------

                   Total current assets ................                           473,468           395,568



Property, Plant and Equipment
         Land ..........................................                             6,463             8,271
         Buildings and improvements ....................                           270,360           276,935
         Machinery and equipment .......................                           779,867           737,253
         Leasehold improvements ........................                            11,257            13,902
                                                                                ----------        ----------
                                                                                 1,067,947         1,036,361
         Less accumulated depreciation and amortization                           (360,796)         (330,393)
                                                                                ----------        ----------

                   Net property, plant and equipment ...                           707,151           705,968



Other Assets
         Deferred financing fees .......................                            19,231            23,108
         Prepaid pension and other assets ..............                            49,033            32,355
         Goodwill ......................................                            37,223                 -
                                                                                ----------        ----------
                   Total other assets ..................                           105,487            55,463
                                                                                ----------        ----------

                                                                                $1,286,106         1,156,999
                                                                                ==========        ==========




                            See accompanying notes.

                             WESTPOINT STEVENS INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                           DECEMBER 31,
                                                                                -------------------------------
                                                                                    1997                1996
                                                                                -----------          ----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
         Senior Credit Facility........................................         $   37,683           $   24,000
         Current portion of long-term debt.............................              3,750                   --
         Accrued interest payable......................................              6,820                6,525
         Accounts payable..............................................             75,655               73,475
         Other accrued liabilities ....................................            137,382              150,715
                                                                                ----------           ----------
                         Total current liabilities.....................            261,290              254,715


Long-Term Debt.........................................................          1,146,250            1,075,000


Noncurrent Liabilities
         Deferred income taxes.........................................            217,178              179,057
         Other liabilities ............................................             84,402               98,625
                                                                                ----------           ----------
                         Total noncurrent liabilities..................            301,580              277,682


Stockholders' Equity (Deficit)
         Common Stock and capital in excess of par value:
                   Common Stock, $.01 par value; 75,000,000
                   shares authorized; 70,296,310 and
                   69,414,500 shares issued, respectively..............            337,069              329,394
         Accumulated deficit ..........................................           (625,047)            (703,068)
         Treasury stock; 10,895,242 and 7,711,098 shares
                   at cost, respectively...............................           (134,223)             (70,316)
         Minimum pension liability adjustment, net of taxes
                   of $478 and $3,763, respectively ...................               (813)              (6,408)
                                                                                ----------           ----------
                         Total stockholders' equity (deficit) .........           (423,014)            (450,398)
                                                                                ----------           ----------
                                                                                $1,286,106           $1,156,999
                                                                                ==========           ==========




                            See accompanying notes.

                             WESTPOINT STEVENS INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------------------
                                                                        1997                1996               1995
                                                                   -------------------------------------------------
Net sales .......................................................  $1,657,511        $ 1,501,795         $ 1,418,157
Cost of goods sold ..............................................   1,237,657          1,129,386           1,059,044
                                                                   ----------        -----------         -----------
      Gross earnings ............................................     419,854            372,409             359,113

Selling, general and administrative expenses ....................     204,981            183,891             180,391
Amortization of excess reorganization value .....................          --                 --             152,446
                                                                   ----------        -----------         -----------
      Operating earnings ........................................     214,873            188,518              26,276
Interest expense ................................................     102,172             94,505              93,488
Other expense-net ...............................................       2,461              2,976               3,154
                                                                   ----------        -----------         -----------
      Income (loss) from continuing operations
         before income tax expense ..............................     110,240             91,037             (70,366)

Income tax expense ..............................................      40,982             33,085              31,970
                                                                   ----------        -----------         -----------
Income (loss) from continuing operations ........................      69,258             57,952            (102,336)

Income (loss) from discontinued operations ......................       2,625               (287)            (27,512)
Gain on sale of discontinued operations .........................       6,138                 --                  --
                                                                   ----------        -----------         -----------
      Net income (loss) .........................................  $   78,021        $    57,665         $  (129,848)
                                                                   ==========        ===========         ===========


Basic net income (loss) per common share:
      Continuing operations .....................................  $     1.14        $       .92         $     (1.57)
      Discontinued operations ...................................         .04                 --                (.42)
      Gain on sale of discontinued operations ...................         .10                 --                  --
                                                                   ----------        -----------         -----------
      Net income (loss) per common share ........................  $     1.28        $       .92         $     (1.99)
                                                                   ==========        ===========         ===========

Diluted net income (loss) per common share:
      Continuing operations .....................................  $     1.11        $       .91         $     (1.57)
      Discontinued operations ...................................         .04                 --                (.42)
      Gain on sale of discontinued operations ...................         .10                 --                  --
                                                                   ----------        -----------         -----------
      Net income (loss) per common share ........................  $     1.25        $       .91         $     (1.99)
                                                                   ==========        ===========         ===========


Basic average common shares outstanding .........................      61,078             62,656              65,398
      Dilutive effect of stock options and stock bonus plan .....       1,576              1,018                  --
                                                                   ----------        -----------         -----------
Diluted average common shares outstanding .......................      62,654             63,674              65,398
                                                                   ==========        ===========         ===========


                             See accompanying notes.

                             WESTPOINT STEVENS INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)


                                                               COMMON
                                                               STOCK
                                                             AND CAPITAL
                                                                 IN
                                                              EXCESS OF       TREASURY STOCK
                                                    COMMON       PAR        ---------------------
                                                    SHARES      VALUE        SHARES      AMOUNT
                                                    ------    ---------     -------     ---------
Balance, January 1, 1995 .......................    34,319    $ 324,393        (663)    $  (6,794)
     Stock split effected as a stock dividend ..    34,319           --        (662)           --
                                                    ------    ---------     -------     ---------

Balance, January 1, 1995, as restated ..........    68,638      324,393      (1,325)       (6,794)
     Exercise of management stock options
          including tax benefit ................       556        3,490          --            --
     Purchase of treasury shares ...............        --           --      (3,917)      (34,257)
     Redemption of purchase rights .............        --          (33)         --            --
     Net loss ..................................        --           --          --            --
     Change in minimum pension liability
          adjustment ...........................        --           --          --            --
                                                    ------    ---------     -------     ---------

Balance, December 31, 1995 .....................    69,194      327,850      (5,242)      (41,051)
     Exercise of management stock options
          including tax benefit ................       220        1,532          --            --
     Issuance of stock pursuant to Stock Bonus
          Plan including tax benefit ...........        --           12         116         1,226
     Purchase of treasury shares ...............        --           --      (2,585)      (30,491)
     Net income ................................        --           --          --            --
     Change in minimum pension liability
          adjustment ...........................        --           --          --            --
                                                    ------    ---------     -------     ---------

Balance, December 31, 1996 .....................    69,414      329,394      (7,711)      (70,316)
     Exercise of management stock options
          including tax benefit ................       882        7,367         (13)           --
     Issuance of stock pursuant to Stock Bonus
          Plan including tax benefit ...........        --          308         198         2,240
     Purchase of treasury shares ...............        --           --      (3,369)      (66,147)
     Net income ................................        --           --          --            --
     Change in minimum pension liability
         adjustment ............................        --           --          --            --
                                                    ------    ---------     -------     ---------

Balance, December 31, 1997 .....................    70,296    $ 337,069     (10,895)    $(134,223)
                                                    ======    =========     =======     =========

                                                                   MINIMUM
                                                                   PENSION
                                                    ACCUMULATED   LIABILITY
                                                      DEFICIT     ADJUSTMENT      TOTAL
                                                    -----------  -----------   ----------
Balance, January 1, 1995 .......................    $(630,885)    $(23,914)    $(337,200)
     Stock split effected as a stock dividend ..           --           --            --
                                                    ---------     --------     ---------

Balance, January 1, 1995, as restated ..........     (630,885)     (23,914)     (337,200)
     Exercise of management stock options
          including tax benefit ................           --           --         3,490
     Purchase of treasury shares ...............           --           --       (34,257)
     Redemption of purchase rights .............           --           --           (33)
     Net loss ..................................     (129,848)          --      (129,848)
     Change in minimum pension liability
          adjustment ...........................           --       (8,089)       (8,089)
                                                    ---------     --------     ---------

Balance, December 31, 1995 .....................     (760,733)     (32,003)     (505,937)
     Exercise of management stock options
          including tax benefit ................           --           --         1,532
     Issuance of stock pursuant to Stock Bonus
          Plan including tax benefit ...........           --           --         1,238
     Purchase of treasury shares ...............           --           --       (30,491)
     Net income ................................       57,665           --        57,665
     Change in minimum pension liability
          adjustment ...........................           --       25,595        25,595
                                                    ---------     --------     ---------

Balance, December 31, 1996 .....................     (703,068)      (6,408)     (450,398)
     Exercise of management stock options
          including tax benefit ................           --           --         7,367
     Issuance of stock pursuant to Stock Bonus
          Plan including tax benefit ...........           --           --         2,548
     Purchase of treasury shares ...............           --           --       (66,147)
     Net income ................................       78,021           --        78,021
     Change in minimum pension liability
         adjustment ............................           --        5,595         5,595
                                                    ---------     --------     ---------

Balance, December 31, 1997 .....................    $(625,047)    $   (813)    $(423,014)
                                                    =========     ========     =========


                             See accompanying notes.

                             WESTPOINT STEVENS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                               YEAR ENDED DECEMBER 31,
                                                                                   ------------------------------------------
                                                                                       1997             1996           1995
                                                                                   -----------       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) .........................................................    $    78,021       $  57,665      $(129,848)
    Adjustments to reconcile net income (loss) to net
       cash provided by (used for) operating activities:
          Amortization of excess reorganization value .........................             --              --        177,675
          Depreciation and other amortization .................................         77,225          76,988         80,379
          Gain on sale of discontinued operations .............................         (6,138)             --             --
          Deferred income taxes ...............................................         34,508          26,153         26,172

          Changes in assets and liabilities excluding the effect of
               acquisitions, dispositions and the Trade Receivables Program:
                Accounts receivable ...........................................          1,566           3,939         (2,694)
                Inventories ...................................................        (54,024)         20,817        (23,105)
                Prepaid expenses and other current assets .....................         (6,760)          4,567         (5,522)
                Accrued interest payable ......................................            283            (118)           113
                Accounts payable and other accrued liabilities ................        (18,113)        (10,046)        15,971
                Other-net .....................................................        (22,976)         (8,964)       (34,398)
                                                                                   -----------       ---------      ---------

    Total adjustments .........................................................          5,571         113,336        234,591
                                                                                   -----------       ---------      ---------
Net cash provided by operating activities .....................................         83,592         171,001        104,743
                                                                                   -----------       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures ......................................................       (152,137)        (99,943)      (102,197)
    Net proceeds from sale of business ........................................        120,840              --             --
    Net proceeds from sale of assets ..........................................          1,081           1,098          3,066
    Purchase of businesses ....................................................        (57,170)             --             --
                                                                                   -----------       ---------      ---------
Net cash used for investing activities ........................................        (87,386)        (98,845)       (99,131)
                                                                                   -----------       ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Senior Credit Facility:
       Borrowings .............................................................      1,177,299         645,500        564,500
       Repayments .............................................................     (1,088,616)       (694,500)      (499,500)

    Net proceeds from Trade Receivables Program ...............................        (21,233)         12,045           (391)
    Proceeds from issuance of Common Stock ....................................          5,895           1,332          2,600
    Purchase of Common Stock for treasury .....................................        (66,147)        (30,491)       (34,257)
    Payment of deferred taxes .................................................             --              --        (32,500)
    Redemption of purchase rights .............................................             --              --            (33)
                                                                                   -----------       ---------      ---------
Net cash provided by (used for) financing activities ..........................          7,198         (66,114)           419
                                                                                   -----------       ---------      ---------
Net increase in cash and cash equivalents .....................................          3,404           6,042          6,031
Cash and cash equivalents at beginning of period ..............................         14,029           7,987          1,956
                                                                                   -----------       ---------      ---------

Cash and cash equivalents at end of period ....................................    $    17,433       $  14,029      $   7,987
                                                                                   ===========       =========      =========


                             See accompanying notes.

                             WESTPOINT STEVENS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

BUSINESS. WestPoint Stevens Inc. (the "Company") is a manufacturer and marketer of bed and bath products, including sheets, pillowcases, comforters, blankets, bedspreads, towels and related products. The Company conducts its operations in the consumer home fashions (bed and bath products) industry.

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

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base. However, as of December 31, 1997, substantially all of the Company's receivables were from companies in the retail industry.

CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments (consisting primarily of commercial paper and certificates of deposit) totaling approximately $17 million and $14 million are included in cash and cash equivalents at December 31, 1997 and 1996, respectively. These investments are carried at cost, which approximates market value.

INVENTORIES. Inventory costs include material, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value). At December 31, 1997 and 1996, approximately 84% and 85%, respectively, of the Company's inventories are valued at the lower of cost or market using the "dollar value" last-in, first-out ("LIFO") method. The remainder of the inventories (approximately $53.4 million and $44.1 million at December 31, 1997 and 1996, respectively) are valued at the lower of cost (substantially first-in, first-out method) or market.

Inventories consist of the following (in thousands of dollars):

                                                         DECEMBER 31,
                                                  -------------------------
                                                    1997            1996
                                                  ---------      ---------
Finished goods.............................       $154,539       $134,690
Work in progress...........................        139,410        114,140
Raw materials and supplies.................         58,876         71,038
LIFO reserve...............................        (12,007)       (20,217)
                                                  --------       --------
                                                  $340,818       $299,651
                                                  ========       ========

PROPERTY, PLANT AND EQUIPMENT. As a result of the adoption of Fresh Start reporting, as of September 30, 1992, property, plant and equipment were adjusted to their estimated fair values and historical accumulated depreciation was eliminated. Additions since September 30, 1992 are stated at cost.

                             WESTPOINT STEVENS INC.

PROPERTY, PLANT AND EQUIPMENT (CONTINUED). Depreciation is computed over estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting. Depreciation expense was approximately $76.5 million, $77.0 million, and $80.4 million in the years ended December 31, 1997, 1996 and 1995, respectively.

Estimated useful lives for property, plant and equipment are as follows:

Buildings and improvements......................................................    10 to 40 Years
Machinery and equipment.........................................................     3 to 18 Years
Leasehold improvements..........................................................       Lease Terms

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

HEDGING TRANSACTIONS. The Company engages in hedging activities within the normal course of its business. Management has been authorized to manage exposure to price fluctuations relevant to the purchase of cotton through the use of a variety of derivative nonfinancial instruments. Derivative nonfinancial instruments require or permit settlement by the delivery of commodities and include exchange traded commodity futures contracts and options. Gains and losses on these hedges, which were not material at December 31, 1997 and 1996, are deferred and subsequently recognized in income as cost of goods sold in the same period as the hedged item. The Company does not hold or issue derivative instruments for trading purposes.

INCOME TAXES. The Company accounts for income taxes under Statement No. 109, Accounting for Income Taxes. Under Statement 109, deferred income taxes are provided at the enacted marginal rates on the differences between the financial statement and income tax bases of assets and liabilities.

PENSION PLANS. The Company has defined benefit pension plans covering essentially all employees. The benefits are based on years of service and compensation. The Company's practice is to fund amounts which are required by the Employee Retirement Income Security Act of 1974.

The Company also sponsors an employee savings plan covering eligible employees who elect to participate. Participants in this plan make contributions as a percent of earnings. The Company matches certain amounts of employee contributions (see Note 3 "Employee Benefit Plans - Retirement Savings Plan").

OTHER EMPLOYEE BENEFITS. The Company accounts for post-retirement and post-employment benefits in accordance with Statement No. 106, Employer's Accounting for Post Retirement Benefits Other Than Pensions, and Statement No. 112, Employer's Accounting for Postemployment Benefits.

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

Long-term and short-term debt: The fair value of the Company's outstanding debt is estimated based on the quoted market prices for the same issues or on the current rates offered to the Company for debt of similar issues. The fair value of the $1,188 million and $1,099 million of outstanding debt at December 31, 1997 and 1996 was approximately $1,235 million and $ 1,127 million, respectively.

ACQUISITIONS AND GOODWILL. The Company's acquisitions are accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired businesses are included in the accompanying consolidated financial statements as of their respective acquisition dates. The assets and liabilities of acquired businesses are included based on an allocation of the purchase price. The excess of the purchase price over identified assets is classified as goodwill and is amortized on a straight-line basis over a forty year period.

During the year ended December 31, 1997, the Company acquired certain manufacturing facilities and other operations for approximately $57 million. The assets acquired consisted of property and equipment, inventories and other related assets. The excess of the purchase price over the assets acquired was approximately $38 million.

Pro forma results have not been presented as they are not significantly different than reported amounts.

IMPAIRMENT OF LONG-LIVED ASSETS. Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of, requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1996, and the effect of adoption was not material.

COMMON STOCK. On February 2, 1998, the Board of Directors declared a two-for-one split of the Company's common stock, effected in the form of a stock dividend payable on March 2, 1998 to stockholders of record on February 16, 1998. All agreements concerning stock options and other commitments payable in shares of the Company's common stock provide for the issuance of additional shares due to the declaration of the stock split. This stock split has been reflected in the Consolidated Statements of Stockholders' Equity (Deficit) at January 1, 1995. All references to number of shares, except shares authorized, and to per share information in the accompanying consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

ACCOUNTING POLICIES NOT YET ADOPTED. In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, and Statement No. 131, Disclosures About Segments of an Enterprise and Related Information. Statement 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Statement 131 generally requires that companies report segment information for operating segments which are revenue producing components and for which separate financial information is produced internally.

The Company plans to adopt Statement 130 and Statement 131 in 1998, but has not yet completed its analysis of the impact, if any, that these statements may have on its financial statements.

EARNINGS PER COMMON SHARE. In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

                             WESTPOINT STEVENS INC.

2.  INDEBTEDNESS AND FINANCIAL ARRANGEMENTS

Indebtedness is as follows (in thousands of dollars):

                                                                   DECEMBER 31,
                                                           ------------------------------
                                                              1997                 1996
                                                           ----------          ----------
Short-term indebtedness
    Senior Credit Facility
         Revolver ....................................     $   37,683          $   24,000
    9% Sinking Fund Debentures due 2017 ..............          3,750                  --
                                                           ----------          ----------
                                                           $   41,433          $   24,000
                                                           ==========          ==========
Long-term indebtedness
    Senior Credit Facility
         Revolver ....................................     $  125,000          $   50,000
    8-3/4% Senior Notes due 2001 .....................        400,000             400,000
    9-3/8% Senior Subordinated Debentures
       due 2005 ......................................        550,000             550,000
    9% Sinking Fund Debentures due 2017 ..............         71,250              75,000
                                                           ----------          ----------
                                                           $1,146,250          $1,075,000
                                                           ==========          ==========

The Company's Senior Credit Facility with certain lenders (collectively, the "Banks") consists of a $349.6 million revolving credit facility ("Revolver") due May 23, 2001. The Company has included $125 million of Revolver in long-term debt at December 31, 1997 because the Company intends that at least that amount would remain outstanding during 1998. Availability under the Senior Credit Facility was reduced by approximately $27.2 million of outstanding letters of credit at December 31, 1997.

At the option of the Company, interest under the Senior Credit Facility will be payable either at the prime rate or at LIBOR plus 1.25%. Upon the Company achieving certain ratios of EBITDA (as defined) to cash interest expense, interest rates can be reduced up to 0.5%. Based on the achievement of certain ratios of EBITDA for the period ended September 30, 1997, the interest rates under this facility were reduced .25% to LIBOR plus 1% at December 31, 1997. The Company pays a commitment fee in an amount equal to 0.375% of the unused portion of each Bank's commitment under the Revolver. The loans under the Senior Credit Facility are secured by the pledge of all the stock of the Company's material subsidiaries and a first priority lien on substantially all of the assets of the Company, other than the Company's accounts receivable.

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

                             WESTPOINT STEVENS INC.

The Company's credit agreements contain a number of customary covenants including, among others, restrictions on the incurrence of indebtedness, transactions with affiliates, and certain asset dispositions. Certain provisions require the Company to maintain certain financial ratios, such as a minimum current ratio, and a minimum interest coverage ratio. A minimum consolidated net worth, as defined, is also mandated. At December 31, 1997, the Company could make restricted payments aggregating approximately $27.4 million.

The Company, through a "bankruptcy remote" receivables subsidiary ("Receivables Subsidiary"), has a trade receivables program ("Trade Receivables Program") which provides for the sale of accounts receivable, on a revolving basis. At December 31, 1997 and 1996, $111.8 million and $133 million, respectively, had been sold under this program and the sale is reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets. The Trade Receivables Program was financed through the issuance of (a) $115 million of Floating Rate Class A Trade Receivables Participation Certificates ("Class A Certificates"); (b) $18 million of Floating Rate Class B Trade Receivables Participation Certificates ("Class B Certificates"); and (c) $27 million of Investor Revolving Certificates. The Class A Certificates and Class B Certificates bear interest at LIBOR plus .27% and LIBOR plus .57%, respectively, and the Investor Revolving Certificates bear interest at LIBOR plus .375%. The expected final payment date of amounts outstanding under the Trade Receivables Program is May 18, 1999, but earlier termination could occur upon the occurrence of certain defined events. The cost of the Trade Receivables Program is charged to selling and administrative expense.

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

Excluding amounts related to the Revolver, maturities of long-term debt for 1998, 1999 and 2000 are $3.75 million per year, $403.75 million in 2001, and $3.75 million in 2002.

3.  EMPLOYEE BENEFIT PLANS

PENSION PLANS

Pension expense related to the Company's defined benefit plans, is comprised of the following (in thousands of dollars):

                                                                                 YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------------------
                                                                         1997               1996              1995
                                                                     ----------         -----------        -----------
Service cost-benefits earned during period ................          $    7,138         $     8,244        $     6,174
Interest cost on projected benefit obligation .............              24,410              24,255             23,757
Deferred actuarial gains (losses) .........................              24,580              (1,170)            33,038
                                                                     ----------         -----------        -----------
Subtotal ..................................................              56,128              31,329             62,969
Actual returns on plan assets .............................             (53,483)            (22,276)           (49,969)
                                                                     ----------         -----------        -----------
Total defined benefit plan expense ........................          $    2,645         $     9,053        $    13,000
                                                                     ==========         ===========        ===========
Actuarial assumptions for pension expense:
        Discount rate .....................................                8.25%               7.25%               8.5%
        Average rate of increase in compensation
                  levels ..................................                 3.5%                  4%                 4%
        Expected long-term rate of return on plan
                  assets ..................................                  10%                 10%               8.5%

                             WESTPOINT STEVENS INC.

3.  EMPLOYEE BENEFIT PLANS

PENSION PLANS--CONTINUED

The following table sets forth the funded status of the Company's pension plans and amounts recognized in the accompanying Consolidated Balance Sheets at December 31, 1997 and 1996 (in thousands of dollars):

                                                                                       DECEMBER 31,
                                                                     --------------------------------------------------
                                                                        1997                      1996
                                                                     ----------         ------------------------------
                                                                       ASSETS             ASSETS           ACCUMULATED
                                                                       EXCEED             EXCEED             BENEFITS
                                                                     ACCUMULATED        ACCUMULATED          EXCEED
                                                                       BENEFITS           BENEFITS           ASSETS
                                                                     ----------         -----------        -----------
Actuarial present value of projected benefit obligation:
        Vested ............................................          $  286,334         $    85,620        $   200,902
        Nonvested .........................................               8,259               3,835              5,706
                                                                     ----------         -----------        -----------
Accumulated benefit obligation ............................             294,593              89,455            206,608
Effect of projected future salary increases ...............              16,408                  --             16,918
                                                                     ----------         -----------        -----------
Projected benefit obligation ..............................             311,001              89,455            223,526
Plan assets at fair value .................................             331,396             102,718            197,174
                                                                     ----------         -----------        -----------
Projected benefit obligation less than (in excess of)
        plan assets .......................................              20,395              13,263            (26,352)
Unrecognized net actuarial losses .........................              21,740              15,458             27,089
Minimum pension liability adjustment ......................              (1,291)                 --            (10,171)
                                                                     ----------         -----------        -----------
Pension related asset (liability)  included in
         Consolidated Balance Sheets ......................          $   40,844         $    28,721        $    (9,434)
                                                                     ==========         ===========        ===========
Actuarial assumptions for funded status information:
        Discount rate .....................................                7.75%               8.25%              8.25%
        Average rate of increase in compensation levels ...                 3.5%                 --                3.5%


At December 31, 1997, the Company changed the discount rate to 7.75% from 8.25% which increased the projected benefit obligation by approximately $20.5 million. At December 31, 1996, the Company changed the discount rate to 8.25% from 7.25% which decreased the projected benefit obligation by approximately $38.5 million.

The provisions of Financial Accounting Standards Board Statement No. 87, Employee Accounting for Pensions, require recognition in the balance sheet of an additional minimum liability for pension plans with accumulated benefits in excess of plan assets. At December 31, 1997 and 1996, minimum pension liability adjustments of $1.3 million ($0.8 million after related income taxes) and $10.2 million ($6.4 million after related income taxes), respectively, are included in the accompanying Consolidated Balance Sheets.

Plan assets are primarily invested in United States Government and corporate debt securities, equity securities and fixed income insurance contracts. At December 31, 1997 and 1996, the Company's pension plans held Notes and Debentures of the Company with a market value of $14.2 million and $17.0 million, respectively.

                             WESTPOINT STEVENS INC.

RETIREMENT SAVINGS PLAN

The Company matches fifty percent of each employee's before-tax contributions up to two percent of the employee's compensation. Company contributions may be made either in cash or in shares of Common Stock of the Company. During 1997, 1996 and 1995, the Company charged $2.2 million, $2.4 million and $2.4 million, respectively, to expense in connection with the 401(k) Plan.

OTHER POST-RETIREMENT BENEFIT PLANS

In addition to sponsoring defined benefit pension plans, the Company sponsors various defined benefit post-retirement plans that provide health care and life insurance benefits to certain current and future retirees. All such post-retirement benefit plans are unfunded. The following table presents the status of post-retirement plans (in thousands of dollars):

                                                                                                DECEMBER 31,
                                                                                            -----------------------
                                                                                             1997            1996
                                                                                            -------         -------
Accumulated post-retirement benefit obligation:
        Retirees................................................................            $17,164         $17,815
        Fully eligible active plan participants.................................                242             209
        Other active plan participants..........................................                111              87
        Unrecognized net gain...................................................              4,559           4,627
                                                                                            -------         -------
Accrued post-retirement benefit obligation......................................            $22,076         $22,738
                                                                                            =======         =======

Net periodic post-retirement benefit plans expense is not material during the three year period ended December 31, 1997.

As of December 31, 1997, the actuarial assumptions include a discount rate of 7.75% and a medical care trend rate of 7.8% for 1998, grading down to 6% by 2000. These trend rates reflect the Company's prior experience and management's expectation of future rates. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit plans obligations as of December 31, 1997 by approximately $0.5 million, and the aggregate service and interest cost components of net periodic post-retirement benefit cost for the year ended December 31, 1997 by an immaterial amount.

4.  OTHER EXPENSE--NET

Included in "Other expense-net" in the accompanying Consolidated Statements of Operations for each of the years in the three year period ended December 31, 1997, 1996 and 1995, are the amortization and write-off of deferred financing fees of $3.9 million less certain miscellaneous income items.

                             WESTPOINT STEVENS INC.

5.  INCOME TAXES

The Company accounts for income taxes under Statement 109. Under Statement 109, deferred income taxes are provided at the enacted marginal rates on the difference between the financial statement and income tax bases of assets and liabilities. Deferred income tax provisions or benefits are based on the change in the deferred tax assets and liabilities from period to period.

The total provision (benefit) for income taxes consisted of the following (in thousands of dollars):

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                         -----------------------------
                                                                                          1997      1996         1995
                                                                                         -------   -------     -------
Current
        Federal.................................................................         $ 2,945   $   957     $ 2,311
        State...................................................................           5,302       630       2,475
        Foreign.................................................................             461       621        (145)
Deferred........................................................................          37,247    30,492      25,809
                                                                                         -------   -------     -------
                                                                                         $45,955   $32,700     $30,450
                                                                                         =======   =======     =======


Income tax expense (benefit) is included in the financial statements as follows (in thousands of dollars):

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                         -----------------------------
                                                                                          1997      1996         1995
                                                                                         -------   -------     -------
Continuing operations...........................................................         $40,982   $33,085     $31,970
Discontinued operations.........................................................           1,368      (385)     (1,520)
Gain on sale of discontinued operations.........................................           3,605        --          --
                                                                                         -------   -------     -------
                                                                                         $45,955   $32,700     $30,450
                                                                                         =======   =======     =======

Income tax expense (benefit) differs from the statutory federal income tax rate of 35% for the following reasons (in thousands of dollars):

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                         -----------------------------
                                                                                          1997      1996         1995
                                                                                         -------   -------     -------
Income tax expense (benefit) at federal statutory income
    tax rate....................................................................         $43,391   $ 31,628    $(34,789)
State income taxes (net of effect of federal
    income tax).................................................................           2,264      1,183       1,586
Interest on prior years' taxes..................................................              --         --       2,051
Amortization of Excess Reorganization Value....................................               --         --      62,187
Other-net.......................................................................             300       (111)       (585)
                                                                                         -------   --------    --------
Income tax expense..............................................................         $45,955   $ 32,700    $ 30,450
                                                                                         =======   ========    ========

                             WESTPOINT STEVENS INC.

Components of the net deferred income tax liability are as follows (in thousands of dollars):

                                                                                                     DECEMBER 31,
                                                                                             -------------------------
                                                                                                1997            1996
                                                                                             ---------       ---------
Deferred tax liabilities:
        Basis differences resulting from reorganization.........................             $(137,783)      $(108,634)
        Accelerated depreciation................................................               (69,620)        (75,930)
        Income taxes related to prior years, including interest.................               (16,989)        (18,755)
        Nondeductible expenses..................................................               (44,774)        (42,503)
        Other...................................................................                (1,716)         (4,715)

Deferred tax assets:
        Reserves for litigation, environmental, employee benefits and other.....                45,244          62,057
        Other...................................................................                 8,460           9,423
                                                                                             ---------       ---------
                                                                                             $(217,178)      $(179,057)
                                                                                             =========       =========


At December 31, 1997, the Company has estimated operating loss carryforwards ("NOLs") expiring in 2004-2009 of approximately $301 million available to reduce future federal taxable income. Due to the ownership change which occurred September 16, 1992 in connection with a reorganization, the utilization of NOLs generated prior to this date are subject to limitation under Internal Revenue Code Section 382.

During prior years, the Internal Revenue Service (the "Service") issued Revenue Agent's Reports to Cluett, Peabody & Co., Inc., J. P. Stevens & Co., Inc., and West Point - Pepperell, Inc. asserting income tax deficiencies and additions to tax totaling approximately $89 million related to tax years 1979 and 1982 through 1989. This amount did not include interest which accrues from the dates the taxes were due until the dates of the payments. During 1995, the Company reached agreements with the Service concerning all of the Revenue Agent's Reports. As a result, the Company made payments in December 1995, totaling approximately $33 million, which includes interest of approximately $19 million that was tax deductible. This liability had been accrued in previous periods and, accordingly, no additional income tax expense has been recognized in 1995 related to the agreements.

6.  STOCKHOLDERS' EQUITY

STOCK OPTIONS

The Company has granted stock options under various stock plans to key employees and to non-employee directors. Also the Company granted certain contractual stock options which were not granted pursuant to any plan. The Omnibus Stock Incentive Plan (the "Omnibus Stock Plan") an amendment and restatement of the 1993 Management Stock Option Plan covers approximately 5.4 million shares of Common Stock, and also replaced the 1994 Non-Employee Directors Stock Option Plan after the 300,000 shares of Common Stock authorized under that plan had been granted. The Omnibus Stock Plan allows for six categories of incentive awards: options, stock appreciation rights, restricted shares, deferred shares, performance shares and performance units. Key employees are granted options under the various plans at terms (purchase price, expiration date and vesting schedule) established by a committee of the Board of Directors. Options granted either in accordance with contractual arrangements or pursuant to the various plans have been at a price which is approximately equal to fair market value on the date of grant. Such options are exercisable on the date of grant for a period of ten years. The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models

                             WESTPOINT STEVENS INC.

STOCK OPTIONS--CONTINUED

that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted using the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 6.1%, 6.2% and 7%; no dividend yield; volatility factors of the expected market price of the Company's common stock of .25, .29 and .29; and a weighted-average expected life of the option of 8 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma stock based compensation costs resulted in 1997 pro forma net income of $75.5 million (or pro forma diluted net income per share of $1.20), 1996 pro forma net income of $57.2 million (or pro forma diluted net income per share of $.90) and 1995 pro forma net loss of $130.2 million (or pro forma diluted net loss per share of $1.99).

Changes in outstanding options were as follows:

                                                                NUMBER OF SHARES
                                                                 (IN THOUSANDS)                      WEIGHTED AVERAGE
                                                   ------------------------------------------           OPTION PRICE
                                                   QUALIFIED PLANS      CONTRACTUAL      TOTAL           PER SHARE
                                                   ---------------      -----------      -----       ----------------
Options outstanding at December 31, 1994                 1,626             1,020          2,646            $ 6.11
Granted                                                    188                --            188            $ 7.48
Exercised and terminated                                   (76)             (500)          (576)           $ 4.73
                                                        ------             -----         ------            ------
Options outstanding at December 31, 1995                 1,738               520          2,258            $ 6.57
Granted                                                  1,776                --          1,776            $13.34
Exercised and terminated                                  (134)             (110)          (244)           $ 6.07
                                                        ------             -----         ------            ------
Options outstanding at December 31, 1996                 3,380               410          3,790            $ 9.78
Granted                                                  1,176                20          1,196            $20.07
Exercised and terminated                                  (514)             (390)          (904)           $ 7.15
                                                        ------             -----         ------            ------
Options outstanding at December 31, 1997                 4,042                40          4,082            $13.37
                                                        ======             =====         ======            ======



At December 31, 1997, options for 2,146,270 shares were exercisable.

                             WESTPOINT STEVENS INC.

STOCK BONUS PLAN

During 1995, the Company's Board of Directors approved the WestPoint Stevens Inc. 1995 Key Employee Stock Bonus Plan (the "Stock Bonus Plan") covering 1,000,000 shares of the Company's Common Stock. Under the Stock Bonus Plan, the Company may grant bonus awards of shares of Common Stock to key employees based on the Company's achievement of targeted earnings levels during the Company's fiscal year. For 1997, 1996 and 1995, respectively, bonus awards were deemed earned by forty-seven, fifty-three and thirty-nine employees covering an aggregate of 398,456 shares, 643,464 shares and 676,936 shares of Common Stock. The Stock Bonus Plan provides for vesting of the bonus awards of 20 percent in the year of award and 20 percent in each of the next four years if the employee continues employment with the Company. The Company charged $4.4 million, $3.4 million and $1.4 million to expense in 1997, 1996 and 1995, respectively, in connection with the Stock Bonus Plan.

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

The following is a schedule, by year, of future minimum lease payments as of December 31, 1997 under operating leases, including sublease arrangements, that have initial or remaining noncancelable lease terms in excess of one year (in thousands of dollars):

        YEAR ENDING DECEMBER 31,
        ------------------------
                  1998..........................................................         $ 25,404
                  1999..........................................................           23,987
                  2000..........................................................           17,318
                  2001..........................................................           12,571
                  2002..........................................................            9,650
                  Years subsequent to 2002......................................           22,336
                                                                                         --------
                  Total minimum lease payments..................................          111,266
                  Minimum sublease rentals......................................           (9,680)
                                                                                         --------
                  Net minimum lease payments required for
                                operating leases................................         $101,586
                                                                                         ========


The following schedule shows the composition of total rental expense for all operating leases, except those with terms of one month or less that were not renewed (in thousands of dollars):

                                                                                   YEAR ENDED DECEMBER 31,
                                                                                   -----------------------
                                                                        1997                1996               1995
                                                                     ----------         -----------        -----------
Minimum lease payments ....................................          $   30,662         $    40,217        $    42,070
Less sublease rentals .....................................              (3,986)             (4,761)            (7,464)
                                                                     ----------         -----------        -----------

Rent expense ..............................................          $   26,676         $    35,456        $    34,606
                                                                     ==========         ===========        ===========

                             WESTPOINT STEVENS INC.

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

9.  CASH FLOW INFORMATION

                                                                                  YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------------------
                                                                        1997                1996               1995
                                                                     ----------         -----------        -----------
(In thousands of dollars)

Supplemental disclosures of cash flow information:
  Cash paid during the period:
       Interest ...........................................          $  107,410         $   102,565        $   101,195
                                                                     ==========         ===========        ===========

       Income taxes .......................................          $    9,444         $     5,733        $     4,433
                                                                     ==========         ===========        ===========


10.  DISCONTINUED OPERATIONS

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

                             WESTPOINT STEVENS INC.

Data relative to Alamac Knit Fabrics subsidiary is as follows (in thousands of dollars):

                                                                                           YEAR ENDED DECEMBER 31,
                                                                    PERIOD ENDED       -------------------------------
                                                                  AUGUST 27, 1997            1996             1995
                                                                  ----------------     -------------      ------------
Net sales .................................................          $  162,428         $   222,019        $   231,721
                                                                     ==========         ===========        ===========

Operating earnings before amortization of excess
     reorganization value .................................          $    9,189         $     7,051        $     3,962
                                                                     ==========         ===========        ===========

Operating earnings (loss) .................................          $    9,189         $     7,051        $   (21,267)
                                                                     ==========         ===========        ===========

Net income (loss) .........................................          $    2,625         $      (287)       $   (27,512)
                                                                     ==========         ===========        ===========

Gain on sale, net of taxes of $3,605 ......................          $    6,138
                                                                     ==========

Capital expenditures, including capital leases ............          $    3,237         $     4,998        $     9,757
                                                                     ==========         ===========        ===========

Amortization of excess reorganization value ...............                                                $    25,229
                                                                                                           ===========

Depreciation and other amortization .......................          $    5,501         $     8,059        $    11,117
                                                                     ==========         ===========        ===========


11.  MAJOR CUSTOMER INFORMATION

The Company's consumer home fashions products are sold primarily to domestic chain stores, mass merchants, department and specialty stores. Sales to two customers as a percent of net sales, amounted to approximately 13% and 10% for the year ended December 31, 1997. Sales to three customers as a percent of net sales, amounted to approximately 13%, 12% and 10% for the year ended December 31, 1996. Sales to three customers as a percent of net sales, amounted to approximately 12%, 12% and 11% for the year ended December 31, 1995. During 1997, 1996 and 1995, the Company's six largest customers accounted for approximately 52%, 55% and 54%, respectively, of the Company's net sales.

                             WESTPOINT STEVENS INC.

12.  QUARTERLY FINANCIAL SUMMARY (UNAUDITED)


                                                                           QUARTER
                                                     -------------------------------------------------
                                                     FIRST          SECOND       THIRD          FOURTH
                                                     -----          ------       -----          ------
(in millions of dollars, except per share data)

YEAR ENDED DECEMBER 31, 1997
----------------------------
Net sales .................................          $  357.1       $ 395.8       $ 459.0       $ 445.6
Gross earnings ............................              89.2          96.2         122.1         112.3
Operating earnings ........................              38.5          43.1          69.2          64.1

Income from continuing operations .........               9.0          10.7          26.5          23.1
Income from discontinued operations .......               1.1           1.1           0.4            --
Gain on sale of discontinued operations ...                --            --           6.1            --
                                                     --------       -------       -------       -------
Net income ................................              10.1          11.8          33.0          23.1

Basic net income per common share (1):
    Continuing operations .................               .14           .18           .43           .39
    Discontinued operations ...............               .02           .01           .01            --
    Gain on sale of discontinued operations                --            --           .10            --
                                                     --------       -------       -------       -------
    Net income per common share ...........               .16           .19           .54           .39

Diluted net income per common share (1):
    Continuing operations .................                14           .17           .42           .38
    Discontinued operations ...............                02           .01           .01            --
    Gain on sale of discontinued operations                --            --           .10            --
                                                     --------       -------       -------       -------
    Net income per common share ...........                16           .18           .53           .38


YEAR ENDED DECEMBER 31, 1996
----------------------------

Net sales .....................................      $  327.5     $   362.5     $   412.7     $   399.1
Gross earnings ................................          82.8          85.4         106.5          97.7
Operating earnings ............................          37.6          39.0          59.3          52.6

Income from continuing operations .............           8.3           9.1          22.2          18.4
Income (loss) from discontinued operations ....          (0.3)         (0.4)         (0.5)          0.9
                                                       ------       -------       -------       -------
Net income ....................................           8.0           8.7          21.7          19.3

Basic net income (loss) per common share (1):
    Continuing operations .....................           .13           .14           .36           .29
    Discontinued operations ...................          (.01)           --          (.01)          .02
                                                       ------       -------       -------        -------
    Net income per common share ...............           .12           .14           .35           .31

Diluted net income (loss) per common share (1):
    Continuing operations .....................           .13           .14           .35           .29
    Discontinued operations ...................          (.01)           --          (.01)          .02
                                                       ------       -------       -------       -------
    Net income per common share ...............           .12           .14           .34           .31


(1)Net income (loss) per common share calculations for each of the quarters is based on the average common shares outstanding for each period.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         IDENTIFICATION OF DIRECTORS

The information called for in this item is incorporated by reference from the Company's 1998 definitive proxy statement (under the caption "Board of Directors") to be filed with the Securities and Exchange Commission by April 10, 1998 (the "1998 Proxy Statement").

         IDENTIFICATION OF EXECUTIVE OFFICERS

The information called for in this item is incorporated by reference from the Company's 1998 Proxy Statement (under the caption "Management").

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference from the Company's 1998 Proxy Statement (under the caption "Executive Compensation").

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this item is incorporated by reference from the Company's 1998 Proxy Statement (under the caption "Security Ownership of Certain Beneficial Owners and Management").

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is incorporated by reference from the Company's 1998 Proxy Statement (under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions").

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS AND SCHEDULES

         FINANCIAL STATEMENTS.

         Consolidated Financial Statements for the three years ended December 31, 1997.

                                                                                                          PAGE
                                                                                                          ----
                  Report of Ernst & Young LLP,  Independent Auditors....................................   16
                  Consolidated Balance Sheets...........................................................  17-18
                  Consolidated Statements of Income ....................................................   19
                  Consolidated Statements of Stockholders' Equity (Deficit).............................   20
                  Consolidated Statements of Cash Flows.................................................   21
                  Notes to Consolidated Financial Statements............................................  22-35

All financial statements required to be filed as part of this Annual Report on Form 10-K are filed under "Item 8. Financial Statements and Supplementary Data."

FINANCIAL STATEMENT SCHEDULES.

                                                                                                          PAGE
                                                                                                          ----
                  Schedule II -- Valuation and Qualifying Accounts......................................   44

Note: All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(B) REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 31, 1997.



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

EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
-------                          ----------------------
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

  10.35  Credit Agreement dated December 4, 1995, among Alamac Knit Fabrics,
         Inc., as Borrower, Alamac Enterprises Inc. and AIH Inc., as
         Guarantors, the Lenders identified therein and NationsBank, N.A., as agent, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-21496) filed by the Company with the Commission.

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

EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
-------                          ----------------------
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

  10.42 Second Amendment and Waiver Agreement dated as of January 23, 1997, among the Company, NationsBank, N.A. (formerly known as NationsBank of North Carolina, N.A., the Bank of New York, The First National Bank of
         Boston, The First National Bank of Chicago, The Nippon Credit Bank,
         Ltd., Wachovia Bank of Georgia, N.A., SunTrust Bank, Atlanta (formerly known as Trust Company Bank), AmSouth Bank of Alabama, and ABN AMRO
         Bank, N.V., incorporated by reference to the Annual Report on Form
         10-K/A for the fiscal year ended December 31, 1996 (Commission File
         No. 0-21496) filed by the Company with the Commission.

  10.43  Credit Agreement dated as of January 23, 1997, among WestPoint Stevens
         (UK) Limited, P.J. Flower & Co. Limited, as the Borrowers, the Company as Guarantor, the several lenders identified on the signature pages thereto and such other lenders as may from time to time become a party thereto and NationsBank, N.A., as agent for the Lenders, incorporated by reference to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 (Commission File No. 0-21496) filed by the
         Company with the Commission.

  10.44  First Amendment to the WestPoint Stevens Inc. Supplemental Retirement
         Plan dated as of September 6, 1996, incorporated by reference to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 (Commission File No. 0-21496) filed by the Company with the
         Commission.

  10.45  Employment Agreement effective January 1, 1997 between the Company and
         Joseph L. Jennings superseding the Employment Agreement of February 1,
         1993, incorporated by reference to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 (Commission File No.
         0-21496) filed by the Company with the Commission.

  10.46 WestPoint Stevens Inc. Omnibus Stock Incentive Plan, incorporated by reference to the Company's 1997 Proxy Statement for the fiscal year ended December 31, 1996 (Commission File No. 0-21496) filed by the
         Company with the Commission.

  10.47  Second Amendment Agreement, dated as of May 22, 1997, by and among
         Alamac Knit Fabrics, Inc., as Borrower, Alamac Enterprises Inc. and
         AIH Inc., as Guarantors, the Lenders identified therein and NationsBank, N.A., as Agent, incorporated by reference to the Form
         10-Q for the quarterly period ended June 30, 1997 (Commission File No.
         0-21496) filed by the Company with the Commission.

EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
-------                          ----------------------
  10.48  Third Amendment Agreement, dated as of May 22, 1997, among the
         Company, as Borrower, NationsBank, N.A. (formerly known as NationsBank of North Carolina, N.A.), The Bank of New York, The First National
         Bank of Boston, The First National Bank of Chicago, Scotiabank Inc.,
         Wachovia Bank of Georgia, N.A., SunTrust Bank, Atlanta, AmSouth Bank
         of Alabama, and ABN AMRO Bank, N.V., incorporated by reference to the
         Form 10-Q for the quarterly period ended June 30, 1997 (Commission
         File No. 0-21496) filed by the Company with the Commission.

  10.49  Stock Purchase Agreement by and among Dyersburg Corporation, as
         Purchaser, Alamac Sub Holdings Inc., as Seller, AIH Inc. and Company dated as of July 15, 1997, incorporated by reference to the Current
         Report on Form 8-K (Commission File No. 0-21496) filed by the Company with the Commission on September 11, 1997.

  10.50  Supplemental Agreement relating to Phase II Environmental
         Investigation among Alamac Sub Holdings Inc., AIH Inc., Company and
         Dyersburg Corporation dated as of July 15, 1997, incorporated by reference to the Current Report on Form 8-K (Commission File No.
         0-21496) filed by the Company with the Commission on September 11, 1997.

  10.51  Amendment to Stock Purchase Agreement among Alamac Sub Holdings Inc.,
         AIH Inc., Company and Dyersburg Corporation dated as of August 15,
         1997, incorporated by reference to the Current Report on Form 8-K
         (Commission File No. 0-21496) filed by the Company with the Commission on September 11, 1997.

  10.52  Supplemental Environmental Indemnity among Alamac Sub Holdings Inc.,
         AIH Inc., Company and Dyersburg Corporation dated as of August 20,
         1997, incorporated by reference to the Current Report on Form 8-K
         (Commission File No. 0-21496) filed by the Company with the Commission on September 11, 1997.

  10.53  Second Supplemental Environmental Indemnity among Alamac Sub Holdings
         Inc., AIH Inc., Company and Dyersburg Corporation dated as of August
         27, 1997, incorporated by reference to the Current Report on Form 8-K
         (Commission File No. 0-21496) filed by the Company with the Commission on September 11, 1997.

  10.54  Assignment and Assumption Agreement among Company (the "Assignor"),
         Alamac Knit Fabrics, Inc. (the "Assignee") and Dyersburg Corporation dated as of August 27, 1997, incorporated by reference to the Current
         Report on Form 8-K (Commission File No. 0-21496) filed by the Company with the Commission on September 11, 1997.

  10.55  Letter Amendment Agreement, dated as of July 18, 1997, by and among
         Alamac Knit Fabrics, Inc., as Borrower, Alamac Enterprises Inc. and
         AIH Inc., as Guarantors, the Lenders identified therein and NationsBank, N.A., as Agent, incorporated by reference to the Form
         10-Q for the quarterly period ended September 30, 1997 (Commission
         File No. 0-21496) filed by the Company with the Commission.

  10.56  Letter Amendment Agreement, dated as of July 22, 1997, among the
         Company, as Borrower, NationsBank, N.A. (formerly known as NationsBank of North Carolina, N.A.), The Bank of New York, BankBoston, N.A.
         (formerly known as The First National Bank of Boston), The First
         National Bank of Chicago, Scotiabank Inc., Wachovia Bank of Georgia,
         N.A., SunTrust Bank, Atlanta, AmSouth Bank of Alabama and ABN AMRO
         Bank, N.A., incorporated by reference to the Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No. 0-21496) filed by the Company with the Commission.

EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
-------                          ----------------------
10.57  Letter Amendment Agreement, dated as of August 5, 1997, among the
       Company, as Borrower, NationsBank, N.A. (formerly known as NationsBank of North Carolina, N.A.), The Bank of New York, BankBoston, N.A.
       (formerly known as The First National Bank of Boston), The First
       National Bank of Chicago, Scotiabank Inc., Wachovia Bank of Georgia,
       N.A., SunTrust Bank, Atlanta, AmSouth Bank of Alabama, and ABN AMRO
       Bank, N.V., incorporated by reference to the Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No. 0-21496) filed by the Company with the Commission.

10.58 Termination of Commitments and Release of Liens dated August 27, 1997, by and among Alamac Knit Fabrics, Inc., as Borrower, Alamac Enterprises
       Inc. and AIH Inc., as Guarantors, the Lenders identified therein and NationsBank, N.A., as Agent, incorporated by reference to the Form 10-Q for the quarterly period ended September 30, 1997 (Commission File No.
       0-21496) filed by the Company with the Commission.

   21  List of Subsidiaries of the Registrant.

 23.1  Consent of Ernst & Young LLP, independent auditors.

 27.1  Financial Data Schedule for the period ended December 31, 1997

 27.2  Financial Data Schedule restated for the period ended September 30, 1997

 27.3  Financial Data Schedule restated for the period ended June 30, 1997

 27.4  Financial Data Schedule restated for the period ended March 31, 1997

 27.5  Financial Data Schedule restated for the period ended December 31, 1996

 27.6  Financial Data Schedule restated for the period ended September 30, 1996

 27.7  Financial Data Schedule restated for the period ended June 30, 1996

                             WESTPOINT STEVENS INC.
                 SCHEDULE II--Valuation and Qualifying Accounts
                                 (In thousands)

                                                                          ADDITIONS
                                                           BALANCE AT     CHARGED TO                    BALANCE AT
                                                          BEGINNING OF    COSTS AND                       END OF
                                                             PERIOD       EXPENSES       DEDUCTIONS     PERIOD (3)
                                                          ------------    ---------      ----------     ----------
   Year Ended December 31, 1997
      Accounts receivable allowances:
          Doubtful accounts.............................       $17,096    $1,602           $1,880(1)        $16,818
          Cash and/or trade discounts
            and returns and allowances...........                5,765      (689)(2)            -             5,076
                                                               -------    ------           ------           -------
                                                               $22,861    $  913           $1,530           $21,894
                                                               =======    ======           ======           =======




   Year Ended December 31, 1996
      Accounts receivable allowances:
          Doubtful accounts.............................       $16,357    $1,913           $1,174(1)        $17,096
          Cash and/or trade discounts
            and returns and allowances...........                6,538      (773)(2)            -             5,765
                                                               -------    ------           ------           -------
                                                               $22,895    $1,140           $1,174           $22,861
                                                               =======    ======           ======           =======




   Year Ended December 31, 1995
      Accounts receivable allowances:
          Doubtful accounts......................              $12,015  $6,486             $2,144(1)        $16,357
          Cash and/or trade discounts
            and returns and allowances........                   5,638     900(2)               -             6,538
                                                               -------  ------             ------           -------
                                                               $17,653  $7,386             $2,144           $22,895
                                                               =======  ======             ======           =======



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


                                            WESTPOINT STEVENS INC.
                                            (Registrant)


                                              By /s/ Holcombe T. Green, Jr.
                                                -------------------------------
                                                Holcombe T. Green, Jr.
                                                Chairman of the Board and Chief
                                                Executive Officer


                                                March 30, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By /s/ Holcombe T. Green, Jr.                 By /s/ Morgan M. Schuessler
  -------------------------------------         -------------------------------
  Holcombe T. Green, Jr.                        Morgan M. Schuessler
  Chairman of the Board and Chief Executive     Executive Vice President/Finance
  Officer (principal executive officer)         and Chief Financial Officer
                                                (principal financial officer)


  March 30, 1998                                March 30, 1998



By /s/ Joseph L. Jennings, Jr.                By /s/ J. Nelson Griffith
  -------------------------------------         ------------------------------
  Joseph L. Jennings, Jr.                       J. Nelson Griffith
  Vice Chairman of the Board                    Controller
                                                (principal accounting officer)


  March 30, 1998                                March 30, 1998



By /s/ Hugh M. Chapman                        By /s/ M. Katherine Dwyer
  -------------------------------------         -----------------------------
  Hugh M. Chapman                               M. Katherine Dwyer
  Director                                      Director


  March 30, 1998                                March 30, 1998

By /s/ John G. Hudson                         By /s/ Charles W. McCall
  -------------------------------------         ------------------------------
  John G. Hudson                                Charles W. McCall
  Director                                      Director


  March 30, 1998                                March 30, 1998




By /s/ Douglas T. McClure, Jr.                By /s/ Gerald B. Mitchell
  -------------------------------------          -----------------------------
  Douglas T. McClure, Jr.                        Gerald B. Mitchell
  Director                                       Director


  March 30, 1998                                 March 30, 1998




By /s/ Phillip Siegel                         By /s/ John F. Sorte
  -------------------------------------          -----------------------------
  Phillip Siegel                                  John F. Sorte
  Director                                        Director


  March 30, 1998                                  March 30, 1998