Form 10-Q
period 1998-03-31
WESTPOINT STEVENS INC
filed 1998-05-07
CIK 852952

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

Common shares outstanding at April 24, 1998: 58,503,965 shares of Common Stock, $.01 par value.


                                      INDEX

                                                                                                 PAGE NO.
                                                                                                 --------
PART I.           FINANCIAL INFORMATION

                  Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets:
                           March 31, 1998 (Unaudited) and
                           December 31, 1997                                                            3

                  Condensed Consolidated Statements of
                           Income (Unaudited); Three Months
                           Ended March 31, 1998 and Three
                           Months Ended March 31, 1997                                                  4

                  Condensed Consolidated Statements of Cash
                           Flows (Unaudited); Three Months
                           Ended March 31, 1998 and Three
                           Months Ended March 31, 1997                                                  5

                  Condensed Consolidated Statements of
                           Stockholders' Equity (Deficit) (Unaudited);
                           Three Months Ended March 31, 1998                                            6

                  Notes to Condensed Consolidated Financial
                           Statements (Unaudited)                                                   7 - 9


                  Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                          10 - 13


PART II.          OTHER INFORMATION


                  Item 1.  Legal Proceedings                                                           14


                  Item 4.  Submission of Matters to a Vote of Security Holders                         15


                  Item 5.  Other Information                                                           15


                  Item 6.  Exhibits and Reports on Form 8-K                                            15


                             WESTPOINT STEVENS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                           MARCH 31,   DECEMBER 31,
                                                                             1998         1997
                                                                          ----------   ------------
                                                                          (UNAUDITED)
ASSETS
Current Assets
     Cash and cash equivalents ......................................     $    9,873     $   17,433
     Accounts receivable ............................................        102,239         92,990
     Inventories ....................................................        376,325        340,818
     Prepaid expenses and other current assets ......................         19,337         22,227
                                                                          ----------     ----------
Total current assets ................................................        507,774        473,468

Property, Plant and Equipment, net ..................................        705,743        707,151

Other Assets
     Deferred financing fees ........................................         18,262         19,231
     Prepaid pension and other assets ...............................         47,645         49,033
     Goodwill .......................................................         36,988         37,223
                                                                          ----------     ----------
                                                                          $1,316,412     $1,286,106
                                                                          ==========     ==========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
     Senior Credit Facility .........................................     $   87,714     $   37,683
     Current portion of long-term debt ..............................          3,750          3,750
     Accrued interest payable .......................................         25,734          6,820
     Trade accounts payable .........................................         58,970         75,655
     Other accounts payable and accrued liabilities .................        131,373        137,382
                                                                          ----------     ----------
Total current liabilities ...........................................        307,541        261,290

Long-Term Debt ......................................................      1,142,500      1,146,250

Noncurrent Liabilities
     Deferred income taxes ..........................................        222,318        217,178
     Other liabilities ..............................................         81,971         84,402
                                                                          ----------     ----------
Total noncurrent liabilities ........................................        304,289        301,580

Stockholders' Equity (Deficit) ......................................       (437,918)      (423,014)
                                                                          ----------     ----------
                                                                          $1,316,412     $1,286,106
                                                                          ==========     ==========


                             See accompanying notes

                             WESTPOINT STEVENS INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                     ---------------------
                                                                       1998         1997
                                                                     --------     --------

Net sales .........................................................  $398,706     $357,101
Cost of goods sold ................................................   299,185      267,872
                                                                     --------     --------

     Gross earnings ...............................................    99,521       89,229

Selling, general and administrative expenses ......................    55,088       50,718
                                                                     --------     --------

     Operating earnings ...........................................    44,433       38,511

Interest expense ..................................................    25,704       23,409
Other expense, net ................................................       401          784
                                                                     --------     --------

     Income from continuing operations before income tax expense ..    18,328       14,318

Income tax expense ................................................     6,625        5,343
                                                                     --------     --------

Income from continuing operations .................................    11,703        8,975
Income from discontinued operations ...............................        --        1,133
                                                                     --------     --------

     Net income ...................................................  $ 11,703     $ 10,108
                                                                     ========     ========

Basic net income per common share:
     Continuing operations ........................................  $    .20     $    .14
     Discontinued operations ......................................        --          .02
                                                                     --------     --------
     Net income per common share ..................................  $    .20     $    .16
                                                                     ========     ========

Diluted net income per common share:
     Continuing operations ........................................  $    .19     $    .14
     Discontinued operations ......................................        --          .02
                                                                     --------     --------
     Net income per common share ..................................  $    .19     $    .16
                                                                     ========     ========


Basic average common shares outstanding ...........................    58,919       62,118
     Dilutive effect of stock options and stock bonus plan ........     1,991        1,572
                                                                     --------     --------
Diluted average common shares outstanding .........................    60,910       63,690
                                                                     ========     ========


                             See accompanying notes

                             WESTPOINT STEVENS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                     ---------------------
                                                                         1998         1997
                                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ...................................................  $ 11,703     $ 10,108
     Adjustment to reconcile net income to net cash
         provided by (used for) operating activities:
           Depreciation and other amortization ....................    20,353       19,899
           Deferred income taxes ..................................     5,529        5,793
           Changes in working capital .............................   (34,539)     (55,047)
           Other - net ............................................       389      (15,303)
                                                                     --------     --------

Net cash provided by (used for) operating activities ..............     3,435      (34,550)
                                                                     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures .........................................   (19,382)     (35,181)
     Net proceeds from sale of assets .............................       209           73
     Purchase of businesses .......................................        --      (57,170)
                                                                     --------     --------

Net cash used for investing activities ............................   (19,173)     (92,278)
                                                                     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Senior Credit Facility:
           Borrowings .............................................   232,500      454,460
           Repayments .............................................  (186,219)    (322,412)
     Net proceeds from Trade Receivables Program ..................    (7,835)      (4,977)
     Purchase of common stock for treasury ........................   (31,549)      (2,315)
     Proceeds from issuance of stock ..............................     1,281        3,044
                                                                     --------     --------

Net cash provided by financing activities .........................     8,178      127,800
                                                                     --------     --------

Net increase (decrease) in cash and cash equivalents ..............    (7,560)         972
Cash and cash equivalents at beginning of period ..................    17,433       14,029
                                                                     --------     --------

Cash and cash equivalents at end of period ........................  $  9,873     $ 15,001
                                                                     ========     ========

                             See accompanying notes

                             WESTPOINT STEVENS INC.

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)






                                                           COMMON
                                                            STOCK
                                                          AND CAPITAL
                                                              IN                                         MINIMUM
                                                           EXCESS OF   TREASURY STOCK                    PENSION
                                                  COMMON      PAR      --------------     ACCUMULATED   LIABILITY
                                                  SHARES     VALUE    SHARES     AMOUNT      DEFICIT    ADJUSTMENT    TOTAL
                                                  ------    --------  -------   ---------   ---------   ----------  ----------


 Balance, December 31, 1997 ..................... 70,296    $337,069  (10,895)  $(134,223)  $(625,047)  $     (813)  $(423,014)
      Exercise of management stock
        options including tax benefit ...........    169       1,670       (7)         --          --           --       1,670
      Issuance of stock pursuant to Stock
        Bonus Plan including tax benefit ........     --         851      212       2,421          --           --       3,272
      Purchase of treasury shares ...............     --          --   (1,319)    (31,549)         --           --     (31,549)
      Net income ................................     --          --       --          --      11,703           --      11,703
                                                  ------    --------  -------   ---------   ---------   ----------   ---------
 Balance, March 31, 1998 ........................ 70,465    $339,590  (12,009)  $(163,351)  $(613,344)  $     (813)  $(437,918)
                                                  ======    ========  =======   =========   =========   ==========   =========

























                             See accompanying notes

                             WESTPOINT STEVENS INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The Company adopted Statement No. 130, Reporting Comprehensive Income, effective January 1, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for WestPoint Stevens Inc. (the "Company") for the year ended December 31, 1997.


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

Inventories consisted of the following at March 31, 1998 and December 31, 1997 (in thousands of dollars):


                                                                MARCH 31,   DECEMBER 31,
                                                                   1998        1997
                                                                ---------   ------------
        Finished goods                                          $ 189,872   $ 154,539
        Work in progress                                          141,928     139,410
        Raw materials and supplies                                 55,245      58,876
        LIFO reserve                                              (10,720)    (12,007)
                                                                ---------   ---------
                                                                $ 376,325   $ 340,818
                                                                =========   =========

                             WESTPOINT STEVENS INC.

                                   (UNAUDITED)



3.  INDEBTEDNESS AND FINANCIAL ARRANGEMENTS

Indebtedness is as follows (in thousands of dollars):


                                                                                         MARCH 31,       DECEMBER 31,
                                                                                           1998              1997
                                                                                        ----------      -------------
        Short-term indebtedness
              Senior Credit Facility
                    Revolver                                                            $   87,714      $   37,683
              9% Sinking Fund Debentures due 2017                                            3,750           3,750
                                                                                        ----------      ----------

                                                                                        $   91,464      $   41,433
                                                                                        ==========      ==========


        Long-term indebtedness
              Senior Credit Facility
                    Revolver                                                            $  125,000      $  125,000
              8 3/4% Senior Notes due 2001                                                 400,000         400,000
              9 3/8% Senior Subordinated Debentures
                 due 2005                                                                  550,000         550,000
              9% Sinking Fund Debentures due 2017                                           67,500          71,250
                                                                                        ----------      ----------

                                                                                        $1,142,500      $1,146,250
                                                                                        ==========      ==========


At March 31, 1998 and December 31, 1997, $103.9 million and $111.8 million, respectively, of accounts receivable had been sold pursuant to a trade receivables program (the "Trade Receivables Program") and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets.


4.  DISCONTINUED OPERATIONS

On August 27, 1997 the Company closed a transaction pursuant to which WestPoint Stevens sold its subsidiaries AIH Inc., Alamac Knit Fabrics, Inc. and Alamac Enterprises Inc. (collectively, "Alamac Knit Fabrics subsidiary"or "Alamac"), other than cash, accounts receivable of approximately $42.5 million and a yarn mill located in Whitmire, S.C., to Dyersburg Corporation for approximately $126 million. The Whitmire facility was transferred by the Company to Home Fashions to support the Company's expansion of its sheeting production capacity. As a result of the transaction, the Company now reports the Alamac Knit Fabrics subsidiary as a discontinued operation and the accompanying financial statements have been adjusted and restated accordingly.

                             WESTPOINT STEVENS INC.

                                   (UNAUDITED)



4.  DISCONTINUED OPERATIONS (CONTINUED)

The condensed consolidated statements of income relating to the discontinued operations are as follows (in thousands of dollars):



                                                                                           THREE MONTHS
                                                                                               ENDED
                                                                                           MARCH 31,1997
                                                                                           -------------
Net sales.......................................................................           $   61,690
Gross earnings..................................................................                7,845
Operating earnings..............................................................                3,610
Interest expense................................................................                1,992
Income from discontinued operations before income
      tax expense...............................................................                1,740
Income tax expense..............................................................                  607
Income from discontinued operations.............................................           $    1,133


5.  SUBSEQUENT EVENT

On April 29, 1998, the Company announced cash tender offers and consent solicitations for all of its outstanding 8 3/4% Senior Notes due 2001 (the "Notes") and its 9 3/8% Senior Subordinated Debentures due 2005 (the "Debentures"). The purchase price for the Notes and Debentures will be based on a fixed spread of 37.5 basis points and 50 basis points, respectively, over the yield of the 5 5/8% U.S. Treasury Notes due November 30, 1998, on the second business day prior to the expiration date. The tender offers are expected to remain open until 12:00 midnight New York City time on May 27, 1998, unless they are extended. WestPoint Stevens expects to purchase the tendered notes with the proceeds from one or more series of newly issued debt securities. The tender offer for each series of notes is contingent, among other things, upon the holders of a majority of each series of notes tendering their notes and consenting to the indenture amendments and upon the Company's ability to issue new debt, at acceptable terms and conditions, to raise financing to pay for the tender offers. The tender offer for each series of notes is also conditioned upon the satisfaction of the conditions of the other offer.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:  THREE MONTHS ENDED MARCH 31, 1998

The table below sets forth net sales, gross earnings, operating earnings, interest expense, income from continuing operations, income from discontinued operations and net income of the Company for the three months ended March 31, 1998 and 1997. See Note 4 in the Notes to Condensed Consolidated Financial Statements for information concerning the Company's discontinued operations. The following discussion is limited to an analysis of the results of continuing operations (in millions of dollars and as percentages of net sales).


                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                          -------------------------
                                                                             1998           1997
                                                                          ----------     ----------

Net sales ...........................................................     $398.7           $357.1

Gross earnings ......................................................     $ 99.5           $ 89.2

Operating earnings ..................................................     $ 44.4           $ 38.5

Interest expense ....................................................     $ 25.7           $ 23.4


Income from continuing operations ...................................     $ 11.7           $  9.0
Income from discontinued operations .................................         --              1.1
                                                                          ------           ------
Net income ..........................................................     $ 11.7           $ 10.1


Gross margins .......................................................       25.0%            25.0%

Operating margins ...................................................       11.1%            10.8%


                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS:  THREE MONTHS ENDED MARCH 31, 1998 (CONTINUED)

NET SALES. Net sales for the three months ended March 31, 1998 increased $41.6 million, or 11.7%, to $398.7 million compared with net sales of $357.1 million for the three months ended March 31, 1997. The increase in net sales resulted primarily from higher unit volume in the 1998 period compared with the 1997 period.

GROSS EARNINGS/MARGINS. Gross earnings for the three months ended March 31, 1998 of $99.5 million increased $10.3 million, or 11.5%, compared with $89.2 million for the same period of 1997 and reflect gross margins of 25% in both the 1998 and 1997 periods. Gross earnings increased in the first quarter of 1998 primarily as a result of the increase in unit volume. Gross margins of 25% were unchanged from last year primarily as a result of lower raw material costs offsetting cost increases related to depreciation expense and wages.

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses increased by $4.4 million, or 8.6%, in the first quarter of 1998 compared with the same period last year, and as a percentage of net sales represent 13.8% in 1998 and 14.2% in 1997. The increase in selling, general and administrative expenses in the first quarter of 1998 was due primarily to acquisitions along with higher warehousing and shipping expense.

Operating earnings for the three months ended March 31, 1998 were $44.4 million, or 11.1% of sales, and increased $5.9 million, or 15.4%, compared with operating earnings of $38.5 million, or 10.8% of sales, for the same period of 1997. The increase resulted from the increase in gross earnings offset somewhat by the increase in selling, general and administrative expenses discussed above.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 1998 of $25.7 million increased $2.3 million compared with interest expense for the three months ended March 31, 1997. The increase was due primarily to higher average debt levels in the 1998 first quarter compared with the corresponding 1997 average debt levels.

OTHER EXPENSE, NET. Other expense, net in the first quarter of 1998 of $0.4 million decreased $0.4 million compared with the 1997 period and consists primarily of the amortization of deferred financing fees of $1 million in both periods less certain miscellaneous income items.

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS:  THREE MONTHS ENDED MARCH 31, 1998 (CONTINUED)

INCOME FROM CONTINUING/DISCONTINUED OPERATIONS. Income from continuing operations for the first quarter of 1998 was $11.7 million, or $.19 per share diluted, compared with net income from continuing operations of $9 million, or $.14 per share diluted, for the same period of last year.

Income from discontinued operations for the first quarter of 1997 was $1.1 million, or $.02 per share diluted.

NET INCOME. Net income for the first quarter of 1998 was $11.7 million, or $.19 per share diluted, compared with net income of $10.1 million, or $.16 per share diluted, for the same period of last year.

Diluted per share amounts are based on 60.9 million and 63.7 million average shares outstanding for the 1998 and 1997 periods, respectively. The decrease in the average shares outstanding was primarily the result of the purchase by the Company of shares under the stock repurchase programs.


EFFECTS OF INFLATION

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are expected to be cash from its operations and funds available under the Senior Credit Facility. At April 24, 1998, the maximum commitment under the Senior Credit Facility was approximately $350 million and the Company had unused borrowing availability under the Senior Credit Facility totaling approximately $115 million. The Senior Credit Facility contains covenants which, among other things, limit indebtedness and require the maintenance of certain financial ratios and minimum net worth as defined.

The Company's principal uses of cash for the next several years will be operating expenses, capital expenditures and debt service requirements related primarily to interest payments. The Company spent approximately $152 million in 1997 on capital expenditures and intends to invest approximately $145 million in 1998.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

During the first three months of 1998, the Company purchased approximately 1.3 million shares under its various stock repurchase programs, at an average price of $23.92 per share. The Board of Directors has approved the purchase of up to sixteen million shares of the Company's common stock, subject to the Company's debt limitations. At March 31, 1998, approximately 4.5 million shares remained to be purchased under these programs.

Cash contributions to the Company's pension plans in 1998 are estimated to total approximately $3 million, compared with actual cash contributions in 1997 of $17.3 million.

The Company, through a "bankruptcy remote" receivables subsidiary, has a Trade Receivables Program which provides for the sale of accounts receivable, on a revolving basis. At March 31, 1998 and December 31, 1997, $103.9 million and $111.8 million, respectively, had been sold under this program and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The cost of the Trade Receivables Program in 1998 is estimated to total approximately $7 million, compared with $7.6 million in 1997, and will be charged to selling, general and administrative expenses.

Debt service requirements for interest payments in 1998 are estimated to total approximately $108 million (excluding amounts related to the Trade Receivables Program) compared with interest payments of $107.4 million in 1997. Debt service requirements in 1998 related to required principal amortization total approximately $3.8 million.

On April 29, 1998, the Company announced cash tender offers and consent solicitations for all of its outstanding Notes and Debentures. The purchase price for the Notes and Debentures will be based on a fixed spread of 37.5 basis points and 50 basis points, respectively, over the yield of the 5 5/8% U.S. Treasury Notes due November 30, 1998, on the second business day prior to the expiration date. The tender offers are expected to remain open until 12:00 midnight New York City time on May 27, 1998, unless they are extended. WestPoint Stevens expects to purchase the tendered notes with the proceeds from one or more series of newly issued debt securities. The tender offer for each series of notes is contingent, among other things, upon the holders of a majority of each series of notes tendering their notes and consenting to the indenture amendments and upon the Company's ability to issue new debt, at acceptable terms and conditions, to raise financing to pay for the tender offers. The tender offer for each series of notes is also conditioned upon the satisfaction of the conditions of the other offer.

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

                             WESTPOINT STEVENS INC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended March 31, 1998.



ITEM 5.  OTHER INFORMATION

On April 29, 1998, the Company announced cash tender offers and consent solicitations for all of its outstanding Notes and Debentures. The purchase price for the Notes and Debentures will be based on a fixed spread of 37.5 basis points and 50 basis points, respectively, over the yield of the 5 5/8% U.S. Treasury Notes due November 30, 1998, on the second business day prior to the expiration date. The tender offers are expected to remain open until 12:00 midnight New York City time on May 27, 1998, unless they are extended. WestPoint Stevens expects to purchase the tendered notes with the proceeds from one or more series of newly issued debt securities. The tender offer for each series of notes is contingent, among other things, upon the holders of a majority of each series of notes tendering their notes and consenting to the indenture amendments and upon the Company's ability to issue new debt, at acceptable terms and conditions, to raise financing to pay for the tender offers. The tender offer for each series of notes is also conditioned upon the satisfaction of the conditions of the other offer.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.)   Exhibits


      Exhibit
      Number                    Description of Exhibit
      ------           -----------------------------------------

          27           Financial Data Schedule (for SEC use only)

          99.1         Press Release dated April 29, 1998



b.) No report on Form 8-K was filed by the Company during the quarter ended
    March 31, 1998.

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




                                    WESTPOINT STEVENS INC.
                                    ----------------------
                                          Registrant





                                    /s/ Morgan M. Schuessler
                                 --------------------------------
                                        Morgan M. Schuessler
                                 Executive Vice President-Finance
                                    and Chief Financial Officer

Date: May 7, 1998
                                       16

                             WESTPOINT STEVENS INC.



                                  EXHIBIT INDEX


EXHIBIT                                                                                               PAGE
NUMBER                                                                                               NUMBER
------                                                                                              -------
27                    Financial Data Schedule                                                         18


99.1                  Press Release dated April 29, 1998                                            19 - 20
