Form 10-Q
period 1998-06-30
WESTPOINT STEVENS INC
filed 1998-08-13
CIK 852952

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Common shares outstanding at July 31, 1998: 57,547,568 shares of Common Stock, $.01 par value.

                                      INDEX

                                                                                               PAGE NO.
                                                                                               --------
PART I.           FINANCIAL INFORMATION

                  Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets:
                           June 30, 1998 (Unaudited) and
                           December 31, 1997                                                        3

                  Condensed Consolidated Statements of
                           Income (Unaudited); Three and Six
                           Months Ended June 30, 1998 and 1997                                      4

                  Condensed Consolidated Statements of Cash
                           Flows (Unaudited); Six Months
                           Ended June 30, 1998 and 1997                                             5

                  Condensed Consolidated Statements of
                           Stockholders' Equity (Deficit) (Unaudited);
                           Six Months Ended June 30, 1998                                           6

                  Notes to Condensed Consolidated Financial
                           Statements (Unaudited)                                              7 - 11


                  Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                       12 - 18



PART II.          OTHER INFORMATION

                  Item 1.  Legal Proceedings                                                       19

                  Item 4.  Submission of Matters to a Vote of Security Holders                     20


                  Item 6.  Exhibits and Reports on Form 8-K                                        21

                             WESTPOINT STEVENS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           JUNE 30,           DECEMBER 31,
                                                            1998                 1997
                                                        ------------          ----------
                                                         (UNAUDITED)
ASSETS
Current Assets
     Cash and cash equivalents ....................     $     9,334           $    17,433
     Accounts receivable ..........................         106,887                92,990
     Inventories ..................................         392,764               340,818
     Prepaid expenses and other current assets ....          19,827                22,227
                                                        -----------           -----------
Total current assets ..............................         528,812               473,468

Property, Plant and Equipment, net ................         720,036               707,151

Other Assets

     Deferred financing fees ......................          22,565                19,231
     Prepaid pension and other assets .............          46,248                49,033
     Goodwill .....................................          36,753                37,223
                                                        -----------           -----------
                                                        $ 1,354,414           $ 1,286,106
                                                        ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
     Senior Credit Facility .......................     $    14,419           $    37,683
     Current portion of long-term debt ............         109,477                 3,750
     Accrued interest payable .....................           7,356                 6,820
     Trade accounts payable .......................          65,288                75,655
     Other accounts payable and accrued liabilities         143,918               137,382
                                                        -----------           -----------
Total current liabilities .........................         340,458               261,290

Long-Term Debt ....................................       1,230,000             1,146,250

Noncurrent Liabilities
     Deferred income taxes ........................         202,365               217,178
     Other liabilities ............................          81,847                84,402
                                                        -----------           -----------
Total noncurrent liabilities ......................         284,212               301,580

Stockholders' Equity (Deficit) ....................        (500,256)             (423,014)
                                                        -----------           -----------
                                                        $ 1,354,414           $ 1,286,106
                                                        ===========           ===========

                             See accompanying notes

                             WESTPOINT STEVENS INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 JUNE 30,                   JUNE 30,
                                                         -----------------------     -----------------------
                                                           1998           1997          1998          1997
                                                         ---------      --------     ---------      --------
Net sales ..........................................     $ 436,981      $395,802     $ 835,687      $752,903
Cost of goods sold .................................       323,709       299,588       622,894       567,460
                                                         ---------      --------     ---------      --------
     Gross earnings ................................       113,272        96,214       212,793       185,443

Selling, general and administrative expenses .......        60,729        53,104       115,817       103,822
                                                         ---------      --------     ---------      --------
     Operating earnings ............................        52,543        43,110        96,976        81,621

Interest expense ...................................        27,535        25,301        53,239        48,710
Other expense, net .................................           331           760           732         1,544
                                                         ---------      --------     ---------      --------
     Income from continuing operations before income
           tax expense and extraordinary item ......        24,677        17,049        43,005        31,367
Income tax expense .................................         8,900         6,371        15,525        11,714
                                                         ---------      --------     ---------      --------
     Income from continuing operations before
           extraordinary item ......................        15,777        10,678        27,480        19,653

Income from discontinued operations ................            --         1,102            --         2,235
Extraordinary item - loss on early extinguishment
     of debt (net of tax benefit of $28,474) .......       (50,621)           --       (50,621)           --
                                                         ---------      --------     ---------      --------
     Net income (loss) .............................     $ (34,844)     $ 11,780     $ (23,141)     $ 21,888
                                                         =========      ========     =========      ========

Basic net income (loss) per common share:
     Continuing operations .........................     $     .27      $    .18     $     .47      $    .32
     Discontinued operations .......................            --           .01            --           .03
     Extraordinary item - loss on early
           extinguishment of debt ..................          (.87)           --          (.87)           --
                                                         ---------      --------     ---------      --------
     Net income (loss) per common share ............     $    (.60)     $    .19     $    (.40)     $    .35
                                                         =========      ========     =========      ========

Diluted net income (loss) per common share:
     Continuing operations .........................     $     .26      $    .17     $     .45      $    .31
     Discontinued operations .......................            --           .01            --           .03
     Extraordinary item - loss on early
           extinguishment of debt ..................          (.83)           --          (.83)           --
                                                         ---------      --------     ---------      --------
     Net income (loss) per common share ............     $    (.57)     $    .18     $    (.38)     $    .34
                                                         =========      ========     =========      ========

Basic average common shares outstanding ............        58,238        61,802        58,571        61,948
     Dilutive effect of stock options and
           stock bonus plan ........................         2,366         1,644         2,217         1,608
                                                         ---------      --------     ---------      --------
Diluted average common shares outstanding ..........        60,604        63,446        60,788        63,556
                                                         =========      ========     =========      ========

                             See accompanying notes

                             WESTPOINT STEVENS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                    SIX MONTHS ENDED
                                                                        JUNE 30,
                                                               --------------------------
                                                                  1998            1997
                                                               -----------      ---------
Cash flows from operating activities:
     Net income (loss) ...................................     $   (23,141)     $  21,888
     Adjustment to reconcile net income (loss) to net
         cash provided by (used for) operating activities:
           Depreciation and other amortization ...........          41,464         40,298
           Deferred income taxes .........................         (14,345)        11,114
           Changes in working capital ....................         (59,976)      (105,941)
           Other - net ...................................           2,306        (11,003)
           Extraordinary item - loss on early
                extinguishment of debt ...................          79,095             --
                                                               -----------      ---------

Net cash provided by (used for) operating activities .....          25,403        (43,644)
                                                               -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ................................         (54,621)       (74,654)
     Net proceeds from sale of assets ....................             512            256
     Purchase of businesses ..............................              --        (57,170)
                                                               -----------      ---------

Net cash used for investing activities ...................         (54,109)      (131,568)
                                                               -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Senior Credit Facility:
           Borrowings ....................................         468,419        826,129
           Repayments ....................................        (386,683)      (628,305)
     Principal payments on long-term debt ................        (915,523)            --
     Net proceeds from Trade Receivables Program .........          (3,490)        (5,315)
     Purchase of common stock for treasury ...............         (59,850)       (28,815)
     Proceeds from sale of notes .........................       1,000,000             --
     Proceeds from issuance of stock .....................           2,009          3,576
     Fees associated with refinancing ....................         (84,275)            --
                                                               -----------      ---------

Net cash provided by financing activities ................          20,607        167,270
                                                               -----------      ---------

Net decrease in cash and cash equivalents ................          (8,099)        (7,942)
Cash and cash equivalents at beginning of period .........          17,433         14,029
                                                               -----------      ---------

Cash and cash equivalents at end of period ...............     $     9,334      $   6,087
                                                               ===========      =========

                             See accompanying notes

                             WESTPOINT STEVENS INC.

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)


                                                          COMMON
                                                           STOCK
                                                         AND CAPITAL
                                                            IN                                                MINIMUM
                                                          EXCESS OF      TREASURY STOCK                       PENSION
                                             COMMON         PAR      -----------------------   ACCUMULATED   LIABILITY
                                             SHARES        VALUE       SHARES        AMOUNT      DEFICIT     ADJUSTMENT     TOTAL
                                          ----------  -------------  --------      ---------   -----------  ------------  --------
Balance, December 31, 1997 ...............   70,296     $337,069     (10,895)     $(134,223)   $(625,047)     $(813)     $(423,014)
     Exercise of management stock
        options including tax benefit ....      306        2,477         (18)            --           --         --          2,477
     Issuance of stock pursuant to Stock
          Bonus Plan including tax benefit       --          851         212          2,421           --         --          3,272
     Purchase of treasury shares .........       --           --      (2,210)       (59,850)          --         --        (59,850)
     Net income ..........................       --           --          --             --      (23,141)        --        (23,141)
                                             ------     --------     -------      ---------    ---------      -----      ---------
Balance, June 30, 1998 ...................   70,602     $340,397     (12,911)     $(191,652)   $(648,188)     $(813)     $(500,256)
                                             ======     ========     =======      =========    =========      =====      =========



                             See accompanying notes

                             WESTPOINT STEVENS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The Company adopted Statement No. 130, Reporting Comprehensive Income, effective January 1, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for WestPoint Stevens Inc. (the "Company") for the year ended December 31, 1997.

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

Inventories consisted of the following at June 30, 1998 and December 31, 1997 (in thousands of dollars):

                                                          JUNE 30,              DECEMBER 31,
                                                           1998                   1997
                                                         ----------            ------------
            Finished goods                               $201,233               $154,539
            Work in progress                              145,088                139,410
            Raw materials and supplies                     56,785                 58,876
            LIFO reserve                                  (10,342)               (12,007)
                                                         --------               --------
                                                         $392,764               $340,818
                                                         ========               ========

                             WESTPOINT STEVENS INC.

                                   (UNAUDITED)

3.  INDEBTEDNESS AND FINANCIAL ARRANGEMENTS

Indebtedness is as follows (in thousands of dollars):

                                                              JUNE 30,         DECEMBER 31,
                                                               1998               1997
                                                           ------------       -------------
      Short-term indebtedness:
       Senior Credit Facility                              $   14,419          $   37,683
       8 3/4% Senior Notes due 2001                            15,428                  --
       9 3/8% Senior Subordinated Debentures due 2005          22,799                  --
       9% Sinking Fund Debentures due 2017                     71,250               3,750
                                                           ----------          ----------

                                                           $  123,896          $   41,433
                                                           ==========          ==========

      Long-term indebtedness:
       Senior Credit Facility                              $  230,000          $  125,000
       7 7/8% Senior Notes due 2005                           525,000                  --
       7 7/8% Senior Notes due 2008                           475,000                  --
       8 3/4% Senior Notes due 2001                                --             400,000
       9 3/8% Senior Subordinated Debentures due 2005              --             550,000
       9% Sinking Fund Debentures due 2017                         --              71,250
                                                           ----------          ----------

      Total indebtedness per balance sheet                 $1,230,000          $1,146,250
                                                           ==========          ==========

On April 29, 1998, the Company announced cash tender offers and consent solicitations for all of its outstanding 8 3/4% Senior Notes due 2001 and its 9 3/8% Senior Subordinated Debentures due 2005. The tender offers were consummated on June 9, 1998. The Company purchased the tendered notes with the proceeds from the issuance of $525 million of its 7 7/8% Senior Notes due 2005 and $475 million of its 7 7/8% Senior Notes due 2008 and with the proceeds from the refinancing of its existing Senior Credit Facility with an amended and restated Senior Credit Facility that provided for a term of 6 1/2 years and an increased commitment to $550 million. The issuance of the new notes and the amendment and restatement of the Senior Credit Facility were also consummated on June 9, 1998. On June 10, 1998, the Company announced the redemption of its 9% Sinking Fund Debentures due 2017 and the redemption was consummated on July 9, 1998 with available borrowings under the Senior Credit Facility.

The Company's Senior Credit Facility with certain lenders (collectively, the "Banks") consists of a $550 million revolving credit facility ("Revolver") due November 30, 2004. The Company has included $230 million of Revolver in long-term debt at June 30, 1998 because the Company intends

                             WESTPOINT STEVENS INC.

                                   (UNAUDITED)

3.  INDEBTEDNESS AND FINANCIAL ARRANGEMENTS (CONTINUED)

that at least that amount would remain outstanding during the next twelve months. Borrowing availability under the Senior Credit Facility was reduced by approximately $27.9 million of outstanding letters of credit at June 30, 1998.

At the option of the Company, interest under the Senior Credit Facility will be payable either at the prime rate or at LIBOR plus 0.75%. Upon the Company achieving certain ratios of EBITDA (as defined) to cash interest expense, interest rates can be reduced up to 0.5% At June 30, 1998, the interest rates under this facility were reduced 0.25% to LIBOR plus 0.5%. The Company pays a facility fee in an amount equal to 0.25% of each Bank's commitment under the Revolver. The loans under the Senior Credit Facility are secured by the pledge of all the stock of the Company's material subsidiaries and a first priority lien on substantially all of the assets of the Company, other than the Company's accounts receivable.

The 7 7/8% Senior Notes due 2005 and 7 7/8% Senior Notes due 2008 (together, the "Notes") are general unsecured obligations of the Company and rank pari passu in right of payment with all existing or future unsecured and unsubordinated indebtedness of the Company and senior in right of payment to all subordinated indebtedness of the Company.

The Notes bear interest at the rate of 7 7/8% per annum, payable semi-annually on June 15 and December 15 of each year, commencing December 15, 1998. The Notes are redeemable, in whole or in part, at any time at the option of the Company at 100% of the principal amount thereof plus the Make-Whole Premium (as defined) plus accrued and unpaid interest, if any, to the date of purchase. In addition, in the event of a Change of Control (as defined), the Company will be required to make an offer to purchase the notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

The Company's credit agreements contain a number of customary covenants including, among others, restrictions on the incurrence of indebtedness, transactions with affiliates and certain asset dispositions. Certain provisions require the Company to maintain certain financial ratios, and a minimum interest coverage ratio. A minimum consolidated net worth (as defined) is also required.

At June 30, 1998 and December 31, 1997, $108.3 million and $111.8 million, respectively, of accounts receivable had been sold pursuant to a trade receivables program (the "Trade Receivables Program") and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

                             WESTPOINT STEVENS INC.

                                   (UNAUDITED)

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

The condensed consolidated statements of income relating to the discontinued operations are as follows (in thousands of dollars):

                                                                     THREE MONTHS                       SIX MONTHS
                                                                         ENDED                             ENDED
                                                                     JUNE 30, 1997                     JUNE 30, 1997
                                                                     -------------                     -------------
Net sales.........................................                      $66,103                           $127,793
Gross earnings..................................                          8,627                             16,472
Operating earnings.............................                           3,682                              7,292
Interest expense................................                          2,140                              4,132
Income from discontinued operations
      before income tax expense..............                             1,706                              3,446
Income tax expense............................                              604                              1,211
Income from discontinued operations......                               $ 1,102                           $  2,235


5.  ACCOUNTING POLICIES NOT YET ADOPTED

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and for Hedging Activities. Statement No. 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. Statement No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the different types of hedges. Though the accounting treatment and criteria for each type of hedge is unique, they all result in recognizing offsetting changes in value or cash flows of both the hedge and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the hedge criteria are included in earnings in the period of the change.

                             WESTPOINT STEVENS INC.

                                   (UNAUDITED)

5.  ACCOUNTING POLICIES NOT YET ADOPTED (CONTINUED)

In April 1998, AcSEC issued SOP 98-5, Reporting on the Costs of Start-Up Activities. Start-up costs, including organizational costs, are expensed as incurred under the SOP. Upon adoption, the SOP requires the write-off, as a cumulative effect of a change in accounting principle, of any previously capitalized start-up or organizational costs.

The Company plans to adopt Statement No. 133, in 2000 and SOP 98-2 in 1999, but has not yet completed its analysis of the impact, if any, that Statement No. 133 may have on its financial statements. The adoption of SOP 98-2 will not have a material impact on the Company's financial statements.

                             WESTPOINT STEVENS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

During the second quarter of 1998, the Company entered into a series of financing transactions pursuant to which the Company reduced interest expense, extended debt maturities and improved financial flexibility. The components of the financing transactions included (i) the sale of $525 million of 7 7/8% Senior Notes due 2005 and $475 million of 7 7/8% Senior Notes due 2008, (ii) the tender offers and consent solicitations for all outstanding 8 3/4% Senior Notes due 2001 and 9 3/8% Senior Subordinated Debentures due 2005, (iii) the redemption of the 9% Sinking Fund Debentures due 2017 and (iv) the amendment and restatement of the existing bank revolving credit agreement to provide for a term of 6 1/2 years and an increased commitment to $550 million. See Note 3 - Indebtedness and Financial Arrangements in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Company's financing transactions.

RESULTS OF OPERATIONS:  THREE AND SIX MONTHS ENDED JUNE 30, 1998

The table below sets forth net sales, gross earnings, operating earnings, interest expense, income from continuing operations, income from discontinued operations, extraordinary item - loss on early extinguishment of debt and net income (loss) of the Company for the three and six months ended June 30, 1998 and 1997. See Note 4 - Discontinued Operations in the Notes to Condensed Consolidated Financial Statements for information concerning the Company's discontinued operations. The following discussion is limited to an analysis of the results of continuing operations (in millions of dollars and as percentages of net sales).

                                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                                  JUNE 30,                 JUNE 30,
                                            ---------------------    ---------------------
                                              1998         1997        1998        1997
                                            --------     --------    --------     --------
Net sales ..............................    $  437.0     $  395.8    $  835.7     $  752.9
Gross earnings .........................    $  113.3     $   96.2    $  212.8     $  185.4
Operating earnings .....................    $   52.6     $   43.1    $   97.0     $   81.6
Interest expense .......................    $   27.5     $   25.3    $   53.2     $   48.7

Income from continuing operations ......    $   15.8     $   10.7    $   27.5     $   19.7
Income from discontinued operations ....          --          1.1          --          2.2
Extraordinary item - loss on early
     extinguishment of debt ............       (50.6)          --       (50.6)          --
                                            --------     --------    --------     --------
Net income (loss) ......................    $  (34.8)    $   11.8    $  (23.1)    $   21.9

Gross margins ..........................        25.9%        24.3%       25.5%        24.6%
Operating margins ......................        12.0%        10.9%       11.6%        10.8%

                             WESTPOINT STEVENS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:  THREE MONTHS ENDED JUNE 30, 1998

NET SALES. Net sales for the three months ended June 30, 1998 increased $41.2 million, or 10.4%, to $437 million compared with net sales of $395.8 million for the three months ended June 30, 1997. The increase in net sales resulted primarily from higher unit volume in the 1998 period compared with the 1997 period.

GROSS EARNINGS/MARGINS. Gross earnings for the three months ended June 30, 1998 of $113.3 million increased $17.1 million, or 17.7%, compared with $96.2 million for the same period of 1997 and reflect gross margins of 25.9% in the 1998 period compared with 24.3% in the 1997 period. Gross earnings and margins increased in the second quarter of 1998 primarily as a result of the increase in unit volume, a better mix of products sold and lower raw material costs offsetting cost increases related to depreciation expense and wages.

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses increased by $7.6 million, or 14.4%, in the second quarter of 1998 compared with the same period last year, and as a percentage of net sales represent 13.9% in the 1998 period and 13.4% in the 1997 period. The increase in selling, general and administrative expenses in the second quarter of 1998 was due primarily to higher selling, advertising and warehousing/shipping expense.

Operating earnings for the three months ended June 30, 1998 were $52.6 million, or 12% of sales, and increased $9.5 million, or 21.9%, compared with operating earnings of $43.1 million, or 10.9% of sales, for the same period of 1997. The increase resulted from the increase in gross earnings offset somewhat by the increase in selling, general and administrative expenses discussed above.

INTEREST EXPENSE. Interest expense for the three months ended June 30, 1998 of $27.5 million increased $2.2 million compared with interest expense for the three months ended June 30, 1997. The increase was due primarily to higher average debt levels in the 1998 second quarter compared with the corresponding 1997 average debt levels.

OTHER EXPENSE, NET. Other expense, net in the second quarter of 1998 of $0.3 million decreased $0.4 million compared with the 1997 period and consists primarily of the amortization of deferred financing fees of $0.8 million in the 1998 period compared with $0.9 million in the 1997 period less certain miscellaneous income items in both periods.

                             WESTPOINT STEVENS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS:  THREE MONTHS ENDED JUNE 30, 1998 (CONTINUED)

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

INCOME FROM CONTINUING/DISCONTINUED OPERATIONS. Income from continuing operations for the second quarter of 1998 was $15.8 million, or $.26 per share diluted, compared with income from continuing operations of $10.7 million, or $.17 per share diluted, for the same period of last year.

Income from discontinued operations for the second quarter of 1997 was $1.1 million, or $.01 per share diluted.

EXTRAORDINARY ITEM - LOSS ON EARLY EXTINGUISHMENT OF DEBT. As a result of the refinancing transactions discussed above, the Company recorded an extraordinary charge of $50.6 million after taxes of $28.5 million in the second quarter of 1998 related to the early extinguishment of debt and consisted primarily of tender premiums and the write-off of deferred debt fees.

NET INCOME (LOSS). The net loss for the second quarter of 1998 was $34.8 million, or $.57 per share diluted, compared with net income of $11.8 million, or $.18 per share diluted, for the same period of last year.

Diluted per share amounts are based on 60.6 million and 63.4 million average shares outstanding for the 1998 and 1997 periods, respectively. The decrease in the average shares outstanding was primarily the result of the purchase by the Company of shares under the stock repurchase programs.

                             WESTPOINT STEVENS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS: SIX MONTHS ENDED JUNE 30, 1998

NET SALES. Net sales for the six months ended June 30, 1998 increased $82.8 million, or 11%, to $835.9 million compared with net sales of $752.7 million for the six months ended June 30, 1997. The increase in net sales resulted primarily from higher unit volume in the 1998 period compared with the 1997 period.

GROSS EARNINGS/MARGINS. Gross earnings for the six months ended June 30, 1998 of $212.8 million increased $27.4 million, or 14.7%, compared with $185.4 million for the same period of 1997 and reflect gross margins of 25.5% in the 1998 period compared with 24.6% in the 1997 period. Gross earnings and margins increased in the first six months of 1998 primarily as a result of the increase in unit volume, a better mix of products sold and lower raw material costs offsetting cost increases related to depreciation expense and wages.

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses increased by $12 million, or 11.6%, in the first six months of 1998 compared with the same period last year, and as a percentage of net sales represent 13.9% in the 1998 period and 13.8% in the 1997 period. The increase in selling, general and administrative expenses in the first six months of 1998 was due primarily to higher selling expense, advertising expense and warehousing/shipping expense.

Operating earnings for the six months ended June 30, 1998 were $97 million, or 11.6% of sales, and increased $15.4 million, or 18.8%, compared with operating earnings of $81.6 million, or 10.8% of sales, for the same period of 1997. The increase resulted from the increase in gross earnings offset somewhat by the increase in selling, general and administrative expenses discussed above.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 1998 of $53.2 million increased $4.5 million compared with interest expense for the six months ended June 30, 1997. The increase was due primarily to higher average debt levels in the 1998 first six months compared with the corresponding 1997 average debt levels.

OTHER EXPENSE, NET. Other expense, net in the first six months of 1998 of $0.7 million decreased $0.8 million compared with the 1997 period and consists primarily of the amortization of deferred financing fees of $1.8 million in the 1998 period compared with $1.9 million in the 1997 period less certain miscellaneous income items in both periods.

                             WESTPOINT STEVENS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS: SIX MONTHS ENDED JUNE 30, 1998 (CONTINUED)

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

INCOME FROM CONTINUING/DISCONTINUED OPERATIONS. Income from continuing operations for the first six months of 1998 was $27.5 million, or $.45 per share diluted, compared with income from continuing operations of $19.7 million, or $.31 per share diluted, for the same period of last year.

Income from discontinued operations for the first six months of 1997 was $2.2 million, or $.03 per share diluted.

EXTRAORDINARY ITEM - LOSS ON EARLY EXTINGUISHMENT OF DEBT. As a result of the refinancing transactions discussed above, the Company recorded an extraordinary charge of $50.6 million after taxes of $28.5 million in the second quarter of 1998 related to the early extinguishment of debt and consisted primarily of tender premiums and the write-off of deferred debt fees.

NET INCOME (LOSS). The net loss for the first six months of 1998 was $23.1 million, or $.38 per share diluted, compared with net income of $21.9 million, or $.34 per share diluted, for the same period of last year.

Diluted per share amounts are based on 60.8 million and 63.6 million average shares outstanding for the 1998 and 1997 periods, respectively. The decrease in the average shares outstanding was primarily the result of the purchase by the Company of shares under the stock repurchase programs.

EFFECTS OF INFLATION

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability.

                             WESTPOINT STEVENS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are expected to be cash from its operations and funds available under the Senior Credit Facility. At July 31, 1998, the maximum commitment under the Senior Credit Facility was $550 million and the Company had unused borrowing availability under the Senior Credit Facility totaling approximately $198 million. The Senior Credit Facility contains covenants which, among other things, limit indebtedness and require the maintenance of certain financial ratios and minimum net worth (as defined).

The Company's principal uses of cash for the next several years will be operating expenses, capital expenditures and debt service requirements related primarily to interest payments. The Company spent approximately $152 million in 1997 on capital expenditures and intends to invest approximately $145 million in 1998.

During the first six months of 1998 the Company purchased approximately 2.2 million shares under its various stock repurchase programs, at an average price of $27.08 per share. The Board of Directors has approved the purchase of up to sixteen million shares of the Company's common stock, subject to the Company's debt limitations. At June 30, 1998, approximately 3.6 million shares remained to be purchased under these programs.

Cash contributions to the Company's pension plans in 1998 are estimated to total approximately $3 million, compared with actual cash contributions in 1997 of $17.3 million.

The Company, through a "bankruptcy remote" receivables subsidiary, has a Trade Receivables Program which provides for the sale of accounts receivable, on a revolving basis. At June 30, 1998 and December 31, 1997, $108.3 million and $111.8 million, respectively, had been sold under this program and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The cost of the Trade Receivables Program in 1998 is estimated to total approximately $6.9 million, compared with $7.6 million in 1997, and will be charged to selling, general and administrative expenses.

Debt service requirements for interest payments in 1998 are estimated to total approximately $106 million (excluding amounts related to the Trade Receivables Program) compared with interest payments of $107.4 million in 1997. There are no debt service requirements related to required principal amortization during the remainder of 1998. On June 10, 1998, the Company announced the redemption of its 9% Sinking Fund Debentures due 2017 and the redemption was consummated on July 9, 1998 with available borrowings under the Senior Credit Facility. Untendered
8 3/4% Senior

                             WESTPOINT STEVENS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Notes due 2001 and 9 3/8% Senior Subordinated Debentures due 2005 will be redeemed on December 15, 1998 with available borrowings under the Senior Credit Facility.

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

                             WESTPOINT STEVENS INC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1998 Annual Meeting of Stockholders was held on May 13, 1998. At the 1998 Annual Meeting, the following matters were voted upon by the stockholders:

      1. Election of three directors to serve for a term of three years.

      2. Approval of Amendment and Restatement of the Company's Certificate of Incorporation.

      3. Ratification of appointment of Ernst & Young LLP, independent certified public accountants, as auditors of the Company for fiscal 1998.

The following is a table setting forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non votes, as to each of the above matters:

      1.    Election of Directors

                                                                                      Authority
               Nominee                                 For                             Withheld
            ---------------                         ----------                        ---------
            Hugh M. Chapman                         53,073,242                         370,278
            John G. Hudson                          53,071,351                         372,169
            Joseph L. Jennings, Jr.                 53,046,495                         397,025

      2. Approval of Amendment and Restatement of the Company's Certificate of
         Incorporation

                   For                                Against                           Abstain
               ----------                            ---------                          -------
               44,450,674                            8,910,425                          56,827

      3. Appointment of Ernst & Young LLP

                  For                                   Against                         Abstain
               ----------                               -------                         -------
               53,385,833                               15,759                          41,928

                             WESTPOINT STEVENS INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.)   Exhibits

      Exhibit
      Number                                Description of Exhibit
      ------               -----------------------------------------------------

      27                   Financial Data Schedule

b.) No report on Form 8-K was filed by the Company during the quarter ended June 30, 1998.

                             WESTPOINT STEVENS INC.



                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   WESTPOINT STEVENS INC.
                                            -----------------------------------
                                                         Registrant

                                                   /s/ Morgan M. Schuessler
Date:  August 13, 1998                      -----------------------------------
                                                    Morgan M. Schuessler
                                              Executive Vice President-Finance
                                                 and Chief Financial Officer

                             WESTPOINT STEVENS INC.


                                  EXHIBIT INDEX

Exhibit                                                                 Page
Number                                                                  Number
------                                                                  ------
27                         Financial Data Schedule