Form 10-Q
period 1998-09-30
WESTPOINT STEVENS INC
filed 1998-11-13
CIK 852952

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

Common shares outstanding at October 30, 1998: 56,559,130 shares of Common Stock, $.01 par value.

                                     INDEX


                                                                            PAGE NO.

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets:
                  September 30, 1998 (Unaudited)
                  and December 31, 1997                                        3

         Condensed Consolidated Statements of
                  Income (Unaudited); Three and Nine Months
                  Ended September 30, 1998 and 1997                            4

         Condensed Consolidated Statements of Cash
                  Flows (Unaudited); Nine Months
                  Ended September 30, 1998 and 1997                            5

         Condensed Consolidated Statements of
                  Stockholders' Equity (Deficit) (Unaudited);
                  Nine Months Ended September 30, 1998                         6

         Notes to Condensed Consolidated Financial
                  Statements (Unaudited)                                     7 - 11


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             12 - 22



PART II. OTHER INFORMATION


         Item 1.  Legal Proceedings                                            23


         Item 6.  Exhibits and Reports on Form 8-K                             24

                             WESTPOINT STEVENS INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                             SEPTEMBER 30,              DECEMBER 31,
                                                                                 1998                       1997
                                                                            --------------             -------------
                                                                             (UNAUDITED)
ASSETS
Current Assets
     Cash and cash equivalents...................................          $     11,000                $    17,433
     Accounts receivable.........................................               121,564                     92,990
     Inventories.................................................               376,805                    340,818
     Prepaid expenses and other current assets...................                22,784                     22,227
                                                                           ------------                -----------
Total current assets.............................................               532,153                    473,468

Property, Plant and Equipment, net...............................               746,200                    707,151

Other Assets
     Deferred financing fees.....................................                21,875                     19,231
     Prepaid pension and other assets............................                46,666                     49,033
     Goodwill....................................................                36,517                     37,223
                                                                           ------------                -----------
                                                                           $  1,383,411                $ 1,286,106
                                                                           ============                ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
     Senior Credit Facility......................................          $     20,432                $    37,683
     Current portion of long-term debt...........................                38,227                      3,750
     Accrued interest payable....................................                26,495                      6,820
     Trade accounts payable......................................                67,367                     75,655
     Other accounts payable and accrued liabilities..............               153,152                    137,382
                                                                           ------------                -----------
Total current liabilities........................................               305,673                    261,290

Long-Term Debt...................................................             1,275,000                  1,146,250

Noncurrent Liabilities
     Deferred income taxes.......................................               219,999                    217,178
     Other liabilities...........................................                79,587                     84,402
                                                                           ------------                -----------
Total noncurrent liabilities.....................................               299,586                    301,580

Stockholders' Equity (Deficit)...................................              (496,848)                  (423,014)
                                                                           ------------                -----------
                                                                           $  1,383,411                $ 1,286,106
                                                                           ============                ===========

                             See accompanying notes

                             WESTPOINT STEVENS INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                         ------------------------     ----------------------------
                                                            1998          1997            1998             1997
                                                         ----------    ----------     ------------     -----------

Net sales ..........................................      $473,231      $458,979      $ 1,308,918       $1,211,882
Cost of goods sold .................................       338,783       336,865          961,677          904,325
                                                          --------      --------      -----------       ----------
     Gross earnings ................................       134,448       122,114          347,241          307,557
Selling, general and administrative expenses .......        55,135        52,914          170,952          156,736
                                                          --------      --------      -----------       ----------
     Operating earnings ............................        79,313        69,200          176,289          150,821
Interest expense ...................................        25,840        26,312           79,079           75,022
Other expense, net .................................           155           700              887            2,244
                                                          --------      --------      -----------       ----------
     Income from continuing operations before income
           tax expense and extraordinary item ......        53,318        42,188           96,323           73,555
Income tax expense .................................        19,225        15,668           34,750           27,382
                                                          --------      --------      -----------       ----------
     Income from continuing operations before
           extraordinary item ......................        34,093        26,520           61,573           46,173
Income from discontinued operations ................             -           390                -            2,625
Gain on sale of discontinued operations ............             -         6,138                -            6,138
Extraordinary item - loss on early extinguishment
     of debt (net of tax benefit of $28,474) .......             -             -          (50,621)               -
                                                          --------      --------      -----------       ----------
     Net income ....................................      $ 34,093      $ 33,048      $    10,952       $   54,936
                                                          ========      ========      ===========       ==========


Basic net income (loss) per common share:
     Continuing operations .........................      $    .59      $    .43      $      1.06       $      .75
     Discontinued operations .......................             -           .01                -              .04
     Gain on sale of discontinued operations .......             -           .10                -              .10
     Extraordinary item - loss on early
           extinguishment of debt ..................             -             -             (.87)               -
                                                          --------      --------      -----------       ----------
     Net income per common share ...................      $    .59      $    .54      $       .19       $      .89
                                                          ========      ========      ===========       ==========

Diluted net income (loss) per common share:
      Continuing operations ........................      $    .57      $    .42      $      1.02       $      .73
      Discontinued operations ......................             -           .01                -              .04
      Gain on sale of discontinued operations ......             -           .10                -              .10
      Extraordinary item - loss on early
           extinguishment of debt ..................             -             -             (.84)               -
                                                          --------      --------      -----------       ----------
     Net income per common share ...................      $    .57      $    .53      $       .18       $      .87
                                                          ========      ========      ===========       ==========

Basic average common shares outstanding ............        57,356        60,742           58,160           61,552
     Dilutive effect of stock options and
           stock bonus plan ........................         2,299         1,686            2,248            1,634
                                                          --------      --------      -----------       ----------
Diluted average common shares outstanding ..........        59,655        62,428           60,408           63,186
                                                          ========      ========      ===========       ==========


                             See accompanying notes

                             WESTPOINT STEVENS INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                               -------------------------------
                                                                     1998            1997
                                                               --------------    -------------
Cash flows from operating activities:
     Net income ..........................................      $    10,952       $  54,936
     Adjustment to reconcile net income to net cash
         provided by (used for) operating activities:
           Depreciation and other amortization ...........           62,638          60,734
           Gain on sale of discontinued operations .......                -          (6,138)
           Deferred income taxes .........................            3,314          25,487
           Changes in working capital ....................          (40,349)       (108,542)
           Other - net ...................................              183         (17,524)
           Extraordinary item - loss on early
                extinguishment of debt ...................           79,095               -
                                                                -----------       ---------

Net cash provided by operating activities ................          115,833           8,953
                                                                -----------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ................................         (101,649)       (105,983)
     Net proceeds from sale of business ..................                -         120,980
     Net proceeds from sale of assets ....................              573             393
     Purchase of businesses ..............................                -         (57,170)
                                                                -----------       ---------

Net cash used for investing activities ...................         (101,076)        (41,780)
                                                                -----------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Senior Credit Facility:
           Borrowings ....................................          913,919         978,799
           Repayments ....................................         (781,170)       (885,011)
     Principal payments on long-term debt ................         (986,773)              -
     Net proceeds from Trade Receivables Program .........            5,660           5,399
     Purchase of common stock for treasury ...............          (91,315)        (46,709)
     Proceeds from sale of notes .........................        1,000,000               -
     Proceeds from issuance of stock .....................            2,764           4,315
     Fees associated with refinancing ....................          (84,275)              -
                                                                -----------       ---------

Net cash provided by (used for) financing activities .....          (21,190)         56,793
                                                                -----------       ---------

Net increase (decrease) in cash and cash equivalents .....           (6,433)         23,966
Cash and cash equivalents at beginning of period .........           17,433          14,029
                                                                -----------       ---------

Cash and cash equivalents at end of period ...............      $    11,000       $  37,995
                                                                ===========       =========

                             See accompanying notes

                             WESTPOINT STEVENS INC.

      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)



                                                             COMMON
                                                              STOCK
                                                           AND CAPITAL
                                                                IN                                                      MINIMUM
                                                            EXCESS OF                                                   PENSION
                                                COMMON         PAR            TREASURY STOCK           ACCUMULATED     LIABILITY
                                                SHARES        VALUE        SHARES         AMOUNT         DEFICIT       ADJUSTMENT
                                                ------       -------     ---------      ---------       --------       ---------

Balance, December 31, 1997 ...............      70,296      $337,069      (10,895)      $(134,223)      $(625,047)      $(813)
     Exercise of management stock
        options including tax benefit ....         541         3,257          (55)              -               -           -
     Issuance of stock pursuant to Stock
          Bonus Plan including tax benefit           -           851          212           2,421               -           -
     Purchase of treasury shares .........           -             -       (3,197)        (91,315)              -           -
     Net income ..........................           -             -            -               -          10,952           -
                                                ------      --------      -------       ---------       ---------       -----
Balance, September 30, 1998 ..............      70,837      $341,177      (13,935)      $(223,117)      $(614,095)      $(813)
                                                ======      ========      =======       =========       =========       =====



                                              TOTAL
                                             -------

Balance, December 31, 1997 ...............  $(423,014)
     Exercise of management stock
        options including tax benefit ....      3,257
     Issuance of stock pursuant to Stock
          Bonus Plan including tax benefit      3,272
     Purchase of treasury shares .........    (91,315)
     Net income ..........................     10,952
                                            ---------
Balance, September 30, 1998 ..............  $(496,848)
                                            =========



                             See accompanying notes

                             WESTPOINT STEVENS INC.



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The Company adopted Statement No. 130, Reporting Comprehensive Income, effective January 1, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for WestPoint Stevens Inc. (the "Company") for the year ended December 31, 1997.


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

Inventories consisted of the following at September 30, 1998 and December 31, 1997 (in thousands of dollars):


                                                                             SEPTEMBER 30,          DECEMBER 31,
                                                                                 1998                   1997
                                                                             -------------          ------------
            Finished goods                                                     $181,320               $154,539
            Work in progress                                                    151,360                139,410
            Raw materials and supplies                                           55,353                 58,876
            LIFO reserve                                                        (11,228)               (12,007)
                                                                               --------               --------
                                                                               $376,805               $340,818
                                                                               ========               ========

                             WESTPOINT STEVENS INC.


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)



3.  INDEBTEDNESS AND FINANCIAL ARRANGEMENTS

Indebtedness is as follows (in thousands of dollars):


                                                             SEPTEMBER 30,    DECEMBER 31,
                                                                 1998             1997
                                                             -------------    ------------
     Short-term indebtedness:
          Senior Credit Facility .......................      $   20,432      $   37,683
          8 3/4% Senior Notes due 2001 .................          15,428               -
          9 3/8% Senior Subordinated Debentures due 2005          22,799               -
          9% Sinking Fund Debentures due 2017 ..........               -           3,750
                                                              ----------      ----------

                                                              $   58,659      $   41,433
                                                              ==========      ==========

     Long-term indebtedness:
          Senior Credit Facility .......................      $  275,000      $  125,000
          7 7/8% Senior Notes due 2005 .................         525,000               -
          7 7/8% Senior Notes due 2008 .................         475,000               -
          8 3/4% Senior Notes due 2001 .................               -         400,000
          9 3/8% Senior Subordinated Debentures due 2005               -         550,000
          9% Sinking Fund Debentures due 2017 ..........               -          71,250
                                                              ----------      ----------

                                                              $1,275,000      $1,146,250
                                                              ==========      ==========


On April 29, 1998, the Company announced cash tender offers and consent solicitations for all of its outstanding 8 3/4% Senior Notes due 2001 and its 9 3/8% Senior Subordinated Debentures due 2005. The tender offers were consummated on June 9, 1998. The Company purchased the tendered notes with the proceeds from the issuance of $525 million of its 7 7/8% Senior Notes due 2005 and $475 million of its 7 7/8% Senior Notes due 2008 and with the proceeds from the refinancing of its existing Senior Credit Facility with an amended and restated Senior Credit Facility that provided for a term of 6 1/2 years and an increased commitment to $550 million. The issuance of the new notes and the amendment and restatement of the Senior Credit Facility were also consummated on June 9, 1998. On June 10, 1998, the Company announced the redemption of its 9% Sinking Fund Debentures due 2017 and the redemption was consummated on July 9, 1998 with available borrowings under the Senior Credit Facility. During the third quarter of 1998, the Company amended the Senior Credit Facility to provide for an increased commitment to $575 million.

The Company's Senior Credit Facility with certain lenders (collectively, the "Banks") consists of a $575 million revolving credit facility ("Revolver") due November 30, 2004. The Company has included $275 million of Revolver in long-term debt at September 30, 1998 because the Company

                             WESTPOINT STEVENS INC.


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)



3.  INDEBTEDNESS AND FINANCIAL ARRANGEMENTS (CONTINUED)

intends that at least that amount would remain outstanding during the next twelve months. Borrowing availability under the Senior Credit Facility was reduced by approximately $35.6 million of outstanding letters of credit at September 30, 1998.

At the option of the Company, interest under the Senior Credit Facility will be payable either at the prime rate or at LIBOR plus 0.75%. Upon the Company achieving certain ratios of EBITDA (as defined) to cash interest expense, interest rates can be reduced up to 0.5%. At September 30, 1998, the interest rates under this facility were reduced 0.25% to LIBOR plus 0.5%. The Company pays a facility fee in an amount equal to 0.25% of each Bank's commitment under the Revolver. The loans under the Senior Credit Facility are secured by the pledge of all the stock of the Company's material subsidiaries and a first priority lien on substantially all of the assets of the Company, other than the Company's accounts receivable.

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

At September 30, 1998 and December 31, 1997, $117.4 million and $111.8 million, respectively, of accounts receivable had been sold pursuant to a trade receivables program (the "Trade Receivables Program") and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

                             WESTPOINT STEVENS INC.


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)



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

The condensed consolidated statements of income relating to the discontinued operations are as follows (in thousands of dollars):


                                            Three Months           Nine Months
                                               Ended                   Ended
                                         September 30, 1997     September 30, 1997
                                         ------------------     ------------------

     Net sales .........................      $34,635            $  162,428
     Gross earnings ....................        3,479                19,951
     Operating earnings ................        1,897                 9,189
     Interest expense ..................        1,401                 5,533
     Income from discontinued operations
           before income tax expense ...          547                 3,993
     Income tax expense ................          157                 1,368
     Income from discontinued operations      $   390            $    2,625


     Gain on sale of discontinued
           operations, net of taxes of
           $3,605.......................      $ 6,138            $    6,138


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

                             WESTPOINT STEVENS INC.


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)



5.  ACCOUNTING POLICIES NOT YET ADOPTED (CONTINUED)

In April 1998, AcSEC issued SOP 98-5, Reporting on the Costs of Start-Up Activities. Start-up costs, including organizational costs, are expensed as incurred under the SOP. Upon adoption, the SOP requires the write-off, as a cumulative effect of a change in accounting principle, of any previously capitalized start-up or organizational costs.

The Company plans to adopt Statement No. 133, in 2000 and SOP 98-5 in 1999, but has not yet completed its analysis of the impact, if any, that Statement No. 133 may have on its financial statements. The adoption of SOP 98-5 will not have a material impact on the Company's financial statements.

                             WESTPOINT STEVENS INC.


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



GENERAL

During the second quarter of 1998, the Company entered into a series of financing transactions pursuant to which the Company reduced interest expense, extended debt maturities and improved financial flexibility. The components of the financing transactions included (i) the sale of $525 million of 7 7/8% Senior Notes due 2005 and $475 million of 7 7/8% Senior Notes due 2008, (ii) the tender offers and consent solicitations for all outstanding 8 3/4% Senior Notes due 2001 and 9 3/8% Senior Subordinated Debentures due 2005, (iii) the redemption of the 9% Sinking Fund Debentures due 2017 and (iv) the amendment and restatement of the existing bank revolving credit agreement to provide for a term of 6 1/2 years and an increased commitment to $550 million. During the third quarter of 1998, the Company amended the bank revolving credit agreement to provide for an increased commitment to $575 million. See Note 3 - Indebtedness and Financial Arrangements in the Notes to Condensed Consolidated Financial Statements for additional information concerning the Company's financing transactions.


Year 2000

General Description of the Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date- sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

In 1994, the Company began a company-wide project to replace all existing information systems with improved systems launched from a newer technology infrastructure, and as a by-product, make the new systems Year 2000 compliant. The Company presently believes that with replacements and modifications of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems could be affected.

                             WESTPOINT STEVENS INC.


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



General Description of the Year 2000 Issue (continued)

That assessment also indicated that in some cases software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) are also at risk. Affected systems include automated assembly lines and related robotics technologies used in various aspects of the manufacturing process. However, based on a review of its product line, the Company has determined that all of the products it has sold and will continue to sell do not require remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products. In addition, the Company has gathered information about the Year 2000 compliance status of its significant customers, suppliers and subcontractors and continues to monitor their compliance.

Status of Progress in Becoming Year 2000 Compliant

For its information technology exposures, to date the Company is approximately 95% complete on the remediation phase and expects to complete this phase no later than January 31, 1999. Once software is replaced or reprogrammed for a system and a working model has been completed, the Company begins testing and implementation. These phases run concurrently for different systems. To date, the Company has completed approximately 90% of its testing and has implemented approximately 75% of its remediated systems. Completion of the testing phase for all significant systems is expected by February 28, 1999, with all remediated systems expected to be fully tested and implemented by June 30, 1999.

The remediation of operating equipment is significantly less difficult than the remediation of the information technology systems because of the purchase of Year 2000 compliant equipment acquired during the Company's recent 5 year capital expenditure program. As such, the Company is approximately 75% complete in its remediation phase of operating equipment that contains chip-based technology. The task of testing equipment or obtaining vendor assurances of readiness is also approximately 75% complete. The Company expects to complete its remediation efforts by March 31, 1999. Testing and implementation of affected equipment is expected to be 100% complete by June 30, 1999.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000 Issue

The Company has surveyed key production, non-production, service, utility and communication suppliers to determine their state of readiness. Responses indicate most key vendors plan to be compliant in a timely manner. EDI interfaces with suppliers are being tested, and early results indicate the Company's supplier interfaces and procurement systems are compliant. However, there can be no assurance that suppliers' systems, or their suppliers' systems, upon which the Company relies, will be ready in a timely manner and will not have a material effect on the Company.

                             WESTPOINT STEVENS INC.


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000 Issue (continued)

The Company has surveyed key customers who electronically interface with the Company via EDI to determine their state of readiness and plan for testing compliant interfaces. Responses indicate some key customers plan to be compliant and able to test compliant interfaces. However, there can be no assurance that all customers' systems, upon which the Company relies, will be ready in a timely manner and will not have a material effect on the Company.

To date, the Company is not aware of any third party with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that third parties will be Year 2000 ready. The inability of third parties to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by third parties is not determinable.

Costs, Risks and Contingency Plans for the Year 2000 Issue

The Company has and will continue to utilize both internal and external resources to reprogram, or replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $650,000 and is being funded through operating cash flows. To date, the Company estimates it has incurred approximately $300,000 (expensed for personal computers associated with new operating equipment), related to all phases of the Year 2000 project and not related to the systems improvement project started in 1994. The total remaining project costs are attributable to the purchase of new personal computer systems for operating equipment, which will be expensed.

The Company has a high dependence on computer processes such as electronic order and shipment information that automatically drive business processes, bar codes that cannot be reproduced manually, and machinery containing advanced technology requiring computerized controls. The Company's business transaction volume is concentrated among a few customers who also have a high dependence upon computers.

Management of the Company believes it has an effective program in place to address the Year 2000 Issue in a timely manner. In the event that the Company does not complete all necessary phases of the Year 2000 program, the Company may be unable to forecast demand for its products, pay its associates and report business activity, as effectively. In addition, disruptions in the economy generally resulting from Year 2000 Issues could have a material effect upon the Company.

                             WESTPOINT STEVENS INC.


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



Costs, Risks and Contingency Plans for the Year 2000 Issue (continued)

The Company has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, use of manual systems, stock piling necessary items and maintaining sufficiently trained staff for repairing unforeseen problems as they are discovered.

The costs of the Year 2000 project and the date on which management of the Company believes it will complete Year 2000 modifications are based on management's best estimates, which are derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

                             WESTPOINT STEVENS INC.


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



Results of Operations:  Three and Nine Months Ended September 30, 1998

The table below sets forth net sales, gross earnings, operating earnings, interest expense, income from continuing operations, income from discontinued operations, gain on sale of discontinued operations, extraordinary item - loss on early extinguishment of debt and net income of the Company for the three and nine months ended September 30, 1998 and 1997. See Note 4 - Discontinued Operations in the Notes to Condensed Consolidated Financial Statements for information concerning the Company's discontinued operations. The following discussion is limited to an analysis of the results of continuing operations (in millions of dollars and as percentages of net sales).


                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                        --------------------------         -------------------------
                                                          1998              1997             1998              1997
                                                        --------          --------         --------          -------
Net sales............................................    $473.2            $459.0         $1,308.9          $1,211.9
Gross earnings.......................................    $134.4            $122.1         $  347.2          $  307.5
Operating earnings...................................    $ 79.3            $ 69.2         $  176.3          $  150.8
Interest expense.....................................    $ 25.9            $ 26.3         $   79.1          $   75.0

Income from continuing operations....................    $ 34.1            $ 26.5         $   61.6          $   46.2
Income from discontinued operations..................         -               0.4                -               2.6
Gain on sale of discontinued operations..............         -               6.1                -               6.1
Extraordinary item - loss on early
     extinguishment of debt..........................         -                 -            (50.6)                -
                                                         ------            ------         --------          --------
Net income...........................................    $ 34.1            $ 33.0         $   11.0          $   54.9

Gross margins........................................      28.4%             26.6%            26.5%             25.4%
Operating margins....................................      16.8%             15.1%            13.5%             12.4%

                             WESTPOINT STEVENS INC.


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS:  THREE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES. Net sales for the three months ended September 30, 1998 increased $14.2 million, or 3.1%, to $473.2 million compared with net sales of $459 million for the three months ended September 30, 1997. The increase in net sales resulted primarily from higher unit volume in the 1998 period compared with the 1997 period.

GROSS EARNINGS/MARGINS. Gross earnings for the three months ended September 30, 1998 of $134.4 million increased $12.3 million, or 10.1%, compared with $122.1 million for the same period of 1997 and reflect gross margins of 28.4% in the 1998 period compared with 26.6% in the 1997 period. Gross earnings and margins increased in the third quarter of 1998 primarily as a result of the increase in unit volume, a better mix of products sold and lower raw material costs offsetting cost increases related to depreciation expense and wages.

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses increased by $2.2 million, or 4.2%, in the third quarter of 1998 compared with the same period last year, and as a percentage of net sales represent 11.7% in the 1998 period and 11.5% in the 1997 period. The increase in selling, general and administrative expenses in the third quarter of 1998 was due primarily to higher selling, administrative and warehousing/shipping expense.

Operating earnings for the three months ended September 30, 1998 were $79.3 million, or 16.8% of sales, and increased $10.1 million, or 14.6%, compared with operating earnings of $69.2 million, or 15.1% of sales, for the same period of 1997. The increase resulted from the increase in gross earnings offset somewhat by the increase in selling, general and administrative expenses discussed above.

INTEREST EXPENSE. Interest expense for the three months ended September 30, 1998 of $25.9 million decreased $0.4 million compared with interest expense for the three months ended September 30, 1997. The decrease was due primarily to lower interest rates as a result of the financing transactions in the second quarter of 1998 offset somewhat by higher average debt levels in the 1998 third quarter compared with the corresponding 1997 average debt levels.

OTHER EXPENSE, NET. Other expense, net in the third quarter of 1998 of $0.2 million decreased $0.5 million compared with the 1997 period and consists primarily of the amortization of deferred financing fees of $0.7 million in the 1998 period compared with $1 million in the 1997 period less certain miscellaneous income items in both periods.

                             WESTPOINT STEVENS INC.


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS:  THREE MONTHS ENDED SEPTEMBER 30, 1998 (CONTINUED)

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

INCOME FROM CONTINUING/DISCONTINUED OPERATIONS. Income from continuing operations for the third quarter of 1998 was $34.1 million, or $.57 per share diluted, compared with income from continuing operations of $26.5 million, or $.42 per share diluted, for the same period of last year.

Income from discontinued operations for the third quarter of 1997 was $0.4 million, or $.01 per share diluted.

GAIN ON SALE OF DISCONTINUED OPERATIONS. During the third quarter of 1997, the Company recorded a gain on the sale of its Alamac Knit Fabrics subsidiary of $6.1 million, or $.10 per share diluted.

NET INCOME. Net income for the third quarter of 1998 was $34.1 million, or $.57 per share diluted, compared with net income of $33 million, or $.53 per share diluted, for the same period of last year.

Diluted per share amounts are based on 59.7 million and 62.4 million average shares outstanding for the 1998 and 1997 periods, respectively. The decrease in the average shares outstanding was primarily the result of the purchase by the Company of shares under the stock repurchase programs.

                             WESTPOINT STEVENS INC.


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS: NINE MONTHS ENDED SEPTEMBER 30, 1998

NET SALES. Net sales for the nine months ended September 30, 1998 increased $97 million, or 8%, to $1,308.9 million compared with net sales of $1,211.9 million for the nine months ended September 30, 1997. The increase in net sales resulted primarily from higher unit volume in the 1998 period compared with the 1997 period.

GROSS EARNINGS/MARGINS. Gross earnings for the nine months ended September 30, 1998 of $347.2 million increased $39.7 million, or 12.9%, compared with $307.5 million for the same period of 1997 and reflect gross margins of 26.5% in the 1998 period compared with 25.4% in the 1997 period. Gross earnings and margins increased in the first nine months of 1998 primarily as a result of the increase in unit volume, a better mix of products sold and lower raw material costs offsetting cost increases related to depreciation expense and wages.

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses increased by $14.2 million, or 9.1%, in the first nine months of 1998 compared with the same period last year, and as a percentage of net sales represent 13.1% in the 1998 period and 12.9% in the 1997 period. The increase in selling, general and administrative expenses in the first nine months of 1998 was due primarily to higher selling, administrative and warehousing/shipping expense.

Operating earnings for the nine months ended September 30, 1998 were $176.3 million, or 13.5% of sales, and increased $25.5 million, or 16.9%, compared with operating earnings of $150.8 million, or 12.4% of sales, for the same period of 1997. The increase resulted from the increase in gross earnings offset somewhat by the increase in selling, general and administrative expenses discussed above.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 1998 of $79.1 million increased $4.1 million compared with interest expense for the nine months ended September 30, 1997. The increase was due primarily to higher average debt levels in the 1998 first nine months compared with the corresponding 1997 average debt levels offset somewhat by lower interest rates as a result of the financing transactions in the second quarter of 1998.

OTHER EXPENSE, NET. Other expense, net in the first nine months of 1998 of $0.9 million decreased $1.3 million compared with the 1997 period and consists primarily of the amortization of deferred financing fees of $2.5 million in the 1998 period compared with $2.9 million in the 1997 period less certain miscellaneous income items in both periods.

                             WESTPOINT STEVENS INC.


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS: NINE MONTHS ENDED SEPTEMBER 30, 1998 (CONTINUED)

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

INCOME FROM CONTINUING/DISCONTINUED OPERATIONS. Income from continuing operations for the first nine months of 1998 was $61.6 million, or $1.02 per share diluted, compared with income from continuing operations of $46.2 million, or $.73 per share diluted, for the same period of last year.

Income from discontinued operations for the first nine months of 1997 was $2.6 million, or $.04 per share diluted.

GAIN ON SALE OF DISCONTINUED OPERATIONS. During the third quarter of 1997, the Company recorded a gain on the sale of its Alamac Knit Fabrics subsidiary of $6.1 million, or $.10 per share diluted.

EXTRAORDINARY ITEM - LOSS ON EARLY EXTINGUISHMENT OF DEBT. As a result of the refinancing transactions discussed above, the Company recorded an extraordinary charge of $50.6 million after taxes of $28.5 million in the second quarter of 1998 related to the early extinguishment of debt and consisted primarily of tender premiums and the write-off of deferred debt fees.

NET INCOME. Net income for the first nine months of 1998 was $11 million, or $.18 per share diluted, compared with net income of $54.9 million, or $.87 per share diluted, for the same period of last year.

Diluted per share amounts are based on 60.4 million and 63.2 million average shares outstanding for the 1998 and 1997 periods, respectively. The decrease in the average shares outstanding was primarily the result of the purchase by the Company of shares under the stock repurchase programs.



EFFECTS OF INFLATION

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability.

                             WESTPOINT STEVENS INC.


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are expected to be cash from its operations and funds available under the Senior Credit Facility. At October 30, 1998, the maximum commitment under the Senior Credit Facility was $575 million and the Company had unused borrowing availability under the Senior Credit Facility totaling approximately $217 million. The Senior Credit Facility contains covenants which, among other things, limit indebtedness and require the maintenance of certain financial ratios and minimum net worth (as defined).

The Company's principal uses of cash for the next several years will be operating expenses, capital expenditures and debt service requirements related primarily to interest payments. The Company spent approximately $152 million in 1997 on capital expenditures and intends to invest approximately $147 million in 1998.

During the first nine months of 1998 the Company purchased approximately 3.2 million shares under its various stock repurchase programs, at an average price of $28.57 per share. The Board of Directors has approved the purchase of up to sixteen million shares of the Company's common stock, subject to the Company's debt limitations. At September 30, 1998, approximately 2.6 million shares remained to be purchased under these programs.

Cash contributions to the Company's pension plans in 1998 are estimated to total approximately $3 million, compared with actual cash contributions in 1997 of $17.3 million.

The Company, through a "bankruptcy remote" receivables subsidiary, has a Trade Receivables Program which provides for the sale of accounts receivable, on a revolving basis. At September 30, 1998 and December 31, 1997, $117.4 million and $111.8 million, respectively, had been sold under this program and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The cost of the Trade Receivables Program in 1998 is estimated to total approximately $6.7 million, compared with $7.6 million in 1997, and will be charged to selling, general and administrative expenses.

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

                             WESTPOINT STEVENS INC.


PART II - OTHER INFORMATION (CONTINUED)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.)   Exhibits


      Exhibit
      Number                          Description of Exhibit
      -------              ------------------------------------------------
      10.61                Letter Amendment Agreement, dated as of July 31,
                           1998, among the Company, WestPoint Stevens (UK)
                           Limited, WestPoint Stevens (Europe) Limited,
                           NationsBank, N.A., as agent and other financial
                           institutions party thereto.

      27                   Financial Data Schedule (for SEC use only)




b.) No report on Form 8-K was filed by the Company during the quarter ended September 30, 1998.

                             WESTPOINT STEVENS INC.






                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  WESTPOINT STEVENS INC.
                                       Registrant





 Date: November 13, 1998       /s/ Morgan M. Schuessler
       -----------------    ------------------------------
                                 Morgan M. Schuessler
                            Executive Vice President-Finance
                               and Chief Financial Officer

                             WESTPOINT STEVENS INC.




                                 EXHIBIT INDEX


Exhibit                                                                           Page
Number                                                                           Number
------                                                                           ------
10.61          Letter Amendment Agreement, dated as of July 31, 1998,              28
               among the Company, WestPoint Stevens (UK) Limited,
               WestPoint Stevens (Europe) Limited, NationsBank, N.A.,
               as agent and other financial institutions party thereto.

27             Financial Data Schedule (for SEC use only)                          39