Form 10-K
period 1998-12-31
WESTPOINT STEVENS INC
filed 1999-03-31
CIK 852952

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the fiscal year ended December 31, 1998

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


  Title of each Class                                  Name of each exchange on which registered
  Common Stock, $.01 par value                                 NASDAQ


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|_|

         The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $1,033,248,307 at March 19, 1999. The number of shares of Common Stock outstanding at March 19, 1999, was 55,543,959.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date. 55,543,959 at March 19, 1999

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Portions of the registrant's definitive proxy statement to be mailed to stockholders in connection with the registrant's May 12, 1999 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

================================================================================

                                TABLE OF CONTENTS

                                                                                                   Page No.
Item 1. Business ............................................................................         3

Item 2. Properties ..........................................................................         8

Item 3. Legal Proceedings ...................................................................         9

Item 4. Submission of Matters to a Vote of Security Holders .................................         9

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters ................         9

Item 6. Selected Financial Data .............................................................        10

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations        12

Item 8. Financial Statements and Supplementary Data .........................................        19

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure         40

Item 10. Directors and Executive Officers of the Registrant .................................        40

Item 11. Executive Compensation .............................................................        40

Item 12. Security Ownership of Certain Beneficial Owners and Management .....................        40

Item 13. Certain Relationships and Related Transactions .....................................        40

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...................        40

ITEM 1. BUSINESS

WestPoint Stevens Inc., a Delaware corporation organized in 1987 (the "Company"), is the successor corporation to West Point- Pepperell, Inc. through a series of mergers occurring in December 1993. The Company is engaged directly and indirectly through its subsidiaries in the manufacture, marketing and distribution of bed and bath home fashions ("Home Fashions") products.

The Company manufactures and markets Home Fashions products for distribution to chain and department stores, mass merchants and specialty stores. Home Fashions products are manufactured and distributed under owned trademarks and pursuant to various licensing agreements. See "- Trademarks and Licenses."

On October 30, 1998, an indirect wholly owned subsidiary of the Company purchased substantially all of the assets of Liebhardt Mills, Inc., a leading domestic manufacturer and marketer of bed pillows and related bedding products.

The Company's management estimates that it has the largest market share (approximately 36%) in the domestic sheet and pillowcase market and the largest market share (approximately 43%) in the domestic bath towel market. Such estimates are calculated by the Company based on United States government data (source: United States Census Bureau Current Industrial Report dated February 8,
1999), publicly available information about the Company's competitors and information in trade publications. In addition, according to such United States government data, each of these markets had over $1 billion in annual sales during each of the past five years.

For a discussion of the Company's overall financial condition, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         PRODUCTS

The Company manufactures and markets a broad range of bed and bath products, including:
         -        decorative sheets and towels,
         -        designer sheets and accessories,
         -        sheets and towels for institutions,
         -        blankets,
         -        private label sheets and towels,
         -        bedskirts,
         -        bedspreads,
         -        comforters,
         -        duvet covers,
         -        drapes,
         -        valances,
         -        throw pillows,
         -        bed pillows,
         -        mattress pads,
         -        shower curtains and
         -        table covers.
Such products are made from a variety of fabrics, such as chambray, twill, sateen, flannel, linen, cotton and cotton blends and are available in a wide assortment of colors and patterns. The Company has positioned itself as a single-source supplier to retailers of bed and bath products, offering a broad assortment of products across multiple price points. Such product and price point breadth allows the Company to provide a comprehensive product offering for each major distribution channel.

         TRADEMARKS AND LICENSES

The Company's products are marketed under well-known and firmly established trademarks, brand names and private labels. The Company uses trademarks, brand names and private labels as merchandising tools to assist its customers in coordinating their product offerings and differentiating their products from those of their competitors. Home Fashions trademarks include ATELIER MARTEX(R), MARTEX(R), UTICA(R), STEVENS(R), LADY PEPPERELL(R) and VELLUX(R). In addition, certain Home Fashions products are manufactured and sold pursuant to licensing agreements under designer names that include, among others, Ralph Lauren Home Collection, Sanderson, Larry Laslo, Joe Boxer, Glynda Turley, Designers Guild, Esprit and Star Wars.

A portion of the Company's sales is derived from licensed designer brands. The license agreements for the Company's designer brands generally are for a term of two or three years. Some of the licenses are automatically renewable for additional periods, provided that certain sales thresholds set forth in the license agreements are met. No single license has accounted for more than 11% of the Company's total sales volume during any of the last five fiscal years. Although the Company has no reason to believe that it will lose any of its licenses, the loss of a significant license could have an adverse effect upon the Company's business, which effect could be material. The following are the expiration dates for the licensing agreements discussed above: Ralph Lauren, December 31, 2000; Sanderson, March 31, 2000; Larry Laslo, March 31, 2000; Joe Boxer, January 1, 2002; Glynda Turley, December 31, 2001; Esprit, December 31, 2000; and Star Wars, September 30, 2001.

         MARKETING

The Company is committed to developing and maintaining integral relationships with its customers through "Strategic Partnering," a program designed to improve customers' operating results by leveraging the Company's merchandising, manufacturing and inventory management skills. "Strategic Partnering" includes Electronic Data Interchange ("EDI") direct electronic entry systems, "Quick Response" and "Vendor Managed Inventory" customer delivery programs and point-of-sale processing. The Company incorporates Strategic Partnering into its planning, manufacturing and shipping systems, in order to enable it to efficiently and economically anticipate and respond to customers' inventory requirements. As a result, the Company is better able to plan and forecast its own production and inventory requirements. Sales and marketing of the Company's Home Fashions products are conducted through a recently enhanced organizational format consisting of divisions for domestic sales, domestic marketing and international sales and marketing. Distribution specific teams are linked with product management, operations, customer service and distribution to service each segment of Retail.

The Domestic Sales Division focuses on the following channels of distribution:
         -        mass merchants;
         -        department and specialty stores;
         -        custom brands;
         -        Ralph Lauren;
         -        health and hospitality institutions; and
         - specialized areas, including freestanding window treatments and blankets.

The Domestic Marketing Division is comprised of the following functions which create products and services in direct response to recognized consumer trends:
         -        design;
         -        operating;
         -        marketing;
         -        advertising;
         -        licensing;
         -        consumer research;
         -        product innovation; and
         -        corporate communications.

The International Sales and Marketing Division is organized to tailor its products and operations to the unique needs of the consumers and retailers in the world's leading markets. Operating units include:
         - Europe - which has manufacturing facilities and sales offices located in England supplying European department stores for private label, company brands, and licensed programs such as Ralph Lauren Home Collection and Designers Guild.
         - Americas - which markets to all major stores in Canada, Mexico, and Latin America with US-made and foreign sourced products.
         - Asia - which obtains foreign sourced goods for the United States and European markets.

The Company works closely with its major customers to assist them in merchandising and promoting its products to the consumer. In addition, the Company periodically meets with its customers in an effort to maximize product exposure and sales and to jointly develop merchandise assortments and plan promotional events specifically tailored to the customer. The Company provides merchandising assistance with store layouts, fixture designs, advertising and point-of-sale displays. A national consumer and trade advertising campaign and comprehensive internet web site have served to enhance brand recognition. The Company also provides its customers with suggested customized advertising materials designed to increase its product sales. A heightened focus on consumer research provides needed products on a continual basis.

Approximately 86% of the Company's sales are made to retail establishments in the United States, including chain and department stores, mass merchants, and specialty bed and bath stores. Finished products are distributed to retailers directly from the Company's plants. Distribution to hospitals and other healthcare establishments accounts for most of the remaining portion of the Company's sales of Home Fashions products. Certain institutional products also are sold directly and through distributors to major hotel and motel chains, and to laundry supply businesses. In addition to domestic sales, the Company distributes its Home Fashions products for eventual sale to certain foreign markets, principally Canada, Mexico, the United Kingdom, continental Europe, the Middle East and the Far East. International operations accounted for less than 5% of the total revenues of the Company in 1998.

In addition, certain products of the Company are sold through WestPoint Stevens Stores Inc., a wholly-owned subsidiary of the Company ("WestPoint Stores"). WestPoint Stores currently consists of 44 geographically dispersed, value-priced outlets throughout the United States and in Canada, some of which are located in factory outlet shopping centers. The products sold in WestPoint Stores are first quality (including overstocks), seconds, discontinued items and other products.

         INVENTORY MANAGEMENT, ELECTRONIC COMMUNICATION AND DELIVERY

The Company uses EDI, Quick Response and Vendor Managed Inventory replenishment programs, point-of-sale data and the latest available technology in retail warehouse and shelf space management to minimize inventory and maximize floor stock turnover for its customers. The Company's EDI system allows customers to place orders, and allows the Company to fill, track and bill orders, all by computer. This system enables the Company to ship products on a Quick Response basis so that customers can maintain lower inventories and react rapidly to changes in product demand. In addition, the Company is using Vendor Managed Inventory and dedicating certain manufacturing facilities to servicing key strategic customers. The Company anticipates that these programs will result in lower transportation expense and reduced distribution complexities for its customers. Through the use of the Nielsen Spaceman III category management program, the Company supports its customers' efforts to improve operating results through efficient inventory and shelf space management. The Company's objective is to provide its customers with 100% delivery reliability in terms of order quantities and delivery schedules. The Company believes that the use of in-house transportation has enabled the Company to maintain a high level of on-time delivery. The Company recently formed a supply chain and logistics group encompassing customer service, replenishment systems planning, sourcing, distribution and transportation, which it believes will further increase its capabilities to provide its customers with superior service.

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

The Company's Home Fashions products are sold to chain stores, including, among others, J.C. Penney Company, Inc. ("J.C. Penney"), and Sears Roebuck & Co., Inc. ("Sears"); mass merchants such as Wal-Mart Stores, Inc. ("Wal-Mart"), Kmart Corporation ("Kmart") and Target Stores (a division of Dayton Hudson Corporation); and department and specialty stores, including Federated Department Stores and Mervyn's (also a division of Dayton Hudson Corporation). The above named customers, which are the Company's six largest customers, accounted for approximately 53% of the net sales of the Company during the fiscal year ended December 31, 1998. In 1998 sales to Dayton Hudson Corporation were 13% of the net sales of the Company and sales to Kmart were 11% of the net sales of the Company. Each of such customers has purchased goods from the Company in each of the last 10 years. Although the Company has no reason to believe that it will lose the business of any of its largest customers, a loss of any of the largest accounts (or a material portion of any thereof) would have an adverse effect upon the Company's business, which could be material.

         MANUFACTURING

The Company currently uses the latest manufacturing and distribution equipment and technologies in its mills. Management therefore believes that the Company is one of the most efficient manufacturers in the home fashions industry. Over the past five years, the Company has spent approximately $588 million to modernize its manufacturing and distribution systems and has spent approximately $147.5 million of that amount during 1998. In October 1998 the Company also purchased bed pillow and related bedding product manufacturing facilities from Liebhardt Mills, Inc. The capital expenditures have been used to, among other things, replace projectile looms with faster, more efficient air jet looms, replace ring spinning with open-end and air jet spinning, and further automate the Company's cut and sew operations. Air jet looms produce at higher speeds than projectile looms, yielding fewer defects, requiring less maintenance and providing cleaner and safer working environments. Using air jet technology, compressed air propels the filling yarn at high speeds, with robotics handling the cutting and tucking of the filling yarn. The Company's new open-end and air jet spinning machines use computerized monitors and sensors which track and analyze the work, streamline information gathering and detect defects immediately to improve yarn quality. The Company intends to invest $125 million in capital improvements in the aggregate in 1999 which includes the purchase of additional electronic jacquard head weaving equipment and blanket manufacturing facilities and equipment, construction of new and expanded distribution centers and installation of dyeing and finishing equipment, and automated fabricating and material handling equipment and distribution management systems which will further eliminate labor-intensive and costly manufacturing steps and improve distribution efficiency. These capital programs have resulted, and are expected to continue to result, in improved product quality, increased efficiency and capacity, lower costs and quicker response time to customer orders. The Company (including its subsidiaries) owns and utilizes 24 manufacturing facilities located primarily in the Southeastern United States and leases 4 manufacturing facilities, including one in England. See "Item 2 - Properties."

         RAW MATERIALS

The principal raw materials used in the manufacture of Home Fashions products are cotton of various grades and staple lengths, nylon and polyester in staple and filament form. Cotton, nylon and polyester presently are available from several sources in quantities sufficient to meet the Company's requirements. The Company is not dependent on any one supplier as a source of raw materials. Since cotton is an agricultural product, its supply and quality are subject to weather patterns, disease and other factors. The price of cotton is also influenced by supply and demand considerations, both domestically and worldwide, and by the cost of polyester. Although the Company has always been able to acquire sufficient quantities of cotton for its operations in the past, any shortage in the cotton supply by reason of weather, disease or other factors could adversely affect the Company's operations. The price of man-made fibers such as nylon and polyester is influenced by demand, manufacturing capacity and costs, petroleum prices, cotton prices and the cost of polymers used in producing man-made fibers. Any significant prolonged petrochemical shortages could significantly affect the availability of man-made fibers and cause a substantial increase in demand for cotton, resulting in decreased availability and, possibly, increased price. The Company also purchases substantial quantities of dyes and chemicals. Dyes and chemicals have been and are expected to continue to be available in sufficient supply from a wide variety of sources.

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

         BACKLOG ORDERS

The backlog of the Company's unfilled customer orders believed by management to be firm was approximately $104.5 million at February 27, 1999, as compared with approximately $111.5 million at January 31, 1998. The Company does not believe that its backlogs are a meaningful indicator of its future business.

         COMPETITION

The home fashions industry is highly competitive. The Company competes on the basis of price, quality and customer service, among other factors. In the sheet and towel markets, the Company competes primarily with Fieldcrest Cannon, Inc., a wholly-owned subsidiary of Pillowtex Corporation (collectively "Pillowtex/Fieldcrest"), and Springs Industries, Inc. ("Springs"). In the other bedding and accessories markets, the Company competes with many companies, most of which are much smaller in size than the Company. The Company has pursued a competitive strategy focused on providing the best fashion, quality, service and value to its customers and to the ultimate consumer. The Company believes that there has been an increase in the sale of imported Home Fashions in the domestic market and is actively pursuing its own foreign sourcing opportunities to meet the demand for such products. The Company does not believe that there is any significant foreign competition with its current domestic operations. There can be no assurance that foreign will not grow to a level that could have an adverse effect upon the Company's ability to compete effectively.

         OTHER OPERATIONS

The Company's operations include Grifftex Chemicals ("Grifftex") which formulates chemicals primarily used in the Company's finishing processes and WestPoint Stevens Graphics ("Graphics") which prints product packaging and labeling. Neither Grifftex nor Graphics represent a material portion of the Company's business.

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

         EMPLOYEES

The Company (including its subsidiaries) employed approximately 16,900 active employees as of February 25, 1999. The Company believes that its relations with all of its employees are excellent. The Company has not experienced a strike or work stoppage by any of its unionized employees during the past 15 years.

The Company has developed an efficient employee relations and communications program that includes rules and regulations for employee conduct and procedures for employee complaints. This long-standing program focuses on and, in the view of management, has resulted in strong employee relations practices, good working conditions, progressive personnel policies and expansive safety programs.

         RECENT DEVELOPMENTS

During 1998 the Company purchased approximately 3.8 million shares under the various stock repurchase programs at an average price of $28.43 per share. On February 11, 1999 the Board of Directors approved the purchase of up to three million additional shares of the Company's common stock, subject to the Company's debt limitations, which brings the total shares that have been approved for purchase to nineteen million shares. At December 31, 1998, approximately 4.9 million shares, including the three million share increase announced in February 1999, remained to be purchased under these programs. The repurchased shares include open market purchases and private transactions. The repurchased shares are held in the Company's treasury for general corporate purposes.

         OTHER FACTORS

Except for historical information contained herein, certain matters set forth in this Annual Report on Form 10-K are forward looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Such risks and uncertainties may be attributable to important factors which include but are not limited to the following: product margins may vary from those projected; raw material prices may vary from those assumed; additional reserves may be required for bad debts, returns, allowances, governmental compliance costs, or litigation; there may be changes in the performance of financial markets or fluctuations in foreign currency exchange rates; unanticipated natural disasters could have a material impact upon results of operations; there may be changes in the general economic conditions which affect customer payment practices or consumer spending; competition for retail and wholesale customers, pricing and transportation of products may vary from time to time due to seasonal variations or otherwise; customer preferences for our products can be affected by competition, or general market demand for domestic or imported goods or the quantity, quality, price or delivery time of such goods; there could be an unanticipated loss of a material customer, or a material license; the availability and price of raw materials could be affected by weather, disease, energy costs or other factors; efforts to avoid adverse effects due to computer systems failing to function properly with respect to dates in the year 2000 and beyond could meet with varying degrees of success in operations and in transactions with customers, suppliers and financial institutions; and the ability to project risk factors may vary. In addition, consideration should be given to any other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. For a discussion of the Company's year 2000 compliance program see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operation."


ITEM 2. PROPERTIES

The Company's properties are owned or leased directly and indirectly through its subsidiaries. Management believes that the Company's facilities and equipment are in good condition and sufficient for current operations.

The Company owns office space in West Point, Georgia and Lanett and Valley, Alabama, and leases various additional office space, including approximately 288,000 square feet in New York City, of which approximately 180,000 square feet is subleased to other tenants. The Company also owns or leases various administrative, storage and office space.

The Company owns a chemical plant containing approximately 43,000 square feet of floor space from which Grifftex Chemicals operates. In addition the Company owns a printing facility consisting of 44,000 square feet in which Graphics prints product packaging and labeling.

The Company and its subsidiaries own 24 manufacturing facilities located in Alabama, Florida, Georgia, Indiana, Maine, North Carolina, South Carolina and Virginia which contain in the aggregate approximately 9,569,000 square feet of floor space and lease 4 manufacturing facilities in Georgia, Nevada, South Carolina and England.

The Company and its subsidiaries also own 9 distribution centers and warehouses for their operations which contain approximately 2,973,000 square feet of floor space. In addition, the Company and its subsidiaries lease 9 distribution outlets and warehouses containing approximately 658,000 square feet of floor space.

WestPoint Stores owns 2 retail stores and leases its 42 other retail stores, all of which are dispersed throughout the United States and Canada.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 1998, no matters were submitted by the Company to a vote of its stockholders.


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is listed on the National Association of Securities Dealers Automated Quotation System National Market System ("NASDAQ") under the symbol WPSN. Such listing became effective on August 2, 1993. Prior thereto, the Company's Common Stock was not listed or admitted to unlisted trading privileges on a national securities exchange or included for quotation through an inter-dealer quotation system of a registered national securities association, and there was a limited trading market for the Common Stock.

High (ask) and low (bid) quotations, as reported (on a split basis), each quarterly period within the two most recent fiscal years were:

                  Quarter Ended                                        Quotations
                  -------------                      ----------------------------------------------
                                                             1998                       1997
                                                     --------------------       -------------------
                                                     High/Ask     Low/Bid       High/Ask    Low/Bid
                                                     --------     -------       --------    -------
                  March 31                             29 1/4      21 3/4        20          14 1/2
                  June 30                              34 3/4      28 1/4        20 1/4      17 9/16
                  September 30                         37 7/8      25 15/16      21 1/2      18 5/16
                  December 31                          32 1/2      24 5/8        24 1/16     19


The Company has not declared any cash dividends on its Common Stock during the past two fiscal years. Under its existing credit facility the Company is permitted to pay dividends from excess cash flow as defined in the credit facility.

As of March 15, 1999, there were approximately 14,655 holders of the Company's Common Stock. Of that total, approximately 278 were stockholders of record and approximately 14,377 held their stock in nominee name.

ITEM 6. SELECTED FINANCIAL DATA

The selected historical financial data presented below for 1998, 1997 and 1996 were derived from the Audited Consolidated Financial Statements of the Company and its subsidiaries for the years ended December 31, 1998, 1997 and 1996 (the "Consolidated Financial Statements"), and should be read in conjunction therewith, including the notes thereto and the other financial information included elsewhere herein. The statement of operations data reflect the discontinuance of the Alamac Knit Fabrics subsidiary and accordingly only reflect the operations of Home Fashions.

                                                                                  YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------------------------
                                                                   1998        1997        1996        1995         1994
                                                                 --------    --------    --------    --------     --------
 (IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales                                                        $1,779.0    $1,657.5    $1,501.8    $1,418.2     $1,346.9
Gross earnings                                                      474.7       419.8       372.4       359.1        331.9
Operating earnings (loss)(1)                                        248.3       214.9       188.5        26.3        (46.5)
Interest expense                                                    105.7       102.2        94.5        93.5         94.2
Income (loss) from continuing operations
    before income tax expense
    (benefit) and  extraordinary item                               141.7       110.2        91.0       (70.4)      (153.7)
Income (loss) from continuing operations
    before extraordinary item                                        90.6        69.3        58.0      (102.3)      (173.7)

Net income (loss)                                                    40.0        78.0        57.7      (129.8)      (203.4)

Diluted net income (loss) per common share:
     Continuing operations                                           1.51        1.11        0.91       (1.57)       (2.57)
     Discontinued operations                                           --         .14          --        (.42)        (.44)
     Extraordinary item - loss on extinguishment of debt(2)          (.84)         --          --          --           --
                                                                 --------    --------    --------    --------     --------
     Net income (loss) per common share                               .67        1.25        0.91       (1.99)       (3.01)

Diluted average common shares outstanding                            59.9        62.7        63.7        65.4         67.6



                                                                                        DECEMBER 31,
                                                                 ---------------------------------------------------------
                                                                    1998       1997        1996        1995         1994
                                                                 --------    -------     -------     -------      --------
    (IN MILLIONS)
BALANCE SHEET DATA:
Total assets                                                      $1,391.2   $1,291.1    $1,157.0    $1,143.0     $1,270.2
Working capital (3)                                                  178.2      212.2       140.9       115.7        122.7
Total debt                                                         1,335.4    1,187.7     1,099.0     1,148.0      1,083.0
Stockholders' equity (deficit)                                      (487.5)    (425.0)     (451.9)     (507.5)      (339.0)



                                                                                   YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------------------------
    (IN MILLIONS, EXCEPT RATIOS)                                    1998        1997        1996        1995        1994
                                                                   ------      ------      ------      ------      ------
OTHER DATA:
Depreciation and amortization:(4)
     Continuing operations                                         $ 80.6      $ 71.7      $ 68.9      $ 69.3      $ 74.2
     Discontinued operations                                           --         5.5         8.1        11.1        12.0
Amortization of excess reorganization value:
     Continuing operations                                             --          --          --       152.4       203.3
     Discontinued operations                                           --          --          --        25.3        33.6
Capital expenditures:
     Continuing operations                                          147.5       148.9        94.9        92.4        84.5
     Discontinued operations                                           --         3.2         5.0         9.8        24.5
Operating earnings from continuing
    operations before amortization
    of excess reorganization value(5)                               248.3       214.9       188.5       178.7       156.8
Continuing operations adjusted
    net income (6)                                                   90.6        69.3        58.0        50.1        35.0
Operating margin from continuing
    operations before amortization
    of excess reorganization value(7)                                14.0%       13.0%       12.6%       12.6%       11.6%

                        See footnotes on following page.

(1) Operating earnings (loss) for the years ended December 31, 1995 and 1994 includes amortization of excess reorganization value of $152.4 million and $203.3 million, respectively.

(2) The Company recorded an extraordinary item of $50.6 million, net of income taxes of $28.5 million, for the early extinguishment of debt. The extraordinary charge consisted primarily of tender premiums and the write-off of deferred debt costs.

(3) Working capital at December 31, 1998, 1997, 1996, 1995 and 1994 includes the current portion of bank indebtedness and other long-term debt of $60.4 million, $41.4 million, $24.0 million, $73.0 million, and $48.0 million, respectively.

(4) Excludes amortization of excess reorganization value.

(5) Such amounts are presented to facilitate comparisons between periods since there were no charges for the years ended December 31, 1998, 1997 and 1996 for amortization of excess reorganization value.

(6) Continuing operations adjusted net income represents net income from continuing operations, adjusted to remove the impact of the amortization of excess reorganization costs and before extraordinary item and discontinued operations. Adjusted continuing operations EPS for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 was $1.51, $1.11, $.91, $.77 and $.52,
respectively.

(7) Operating margin before amortization of excess reorganization value represents operating earnings before amortization of excess reorganization value as a percentage of net sales for the periods presented.

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

During the second quarter of 1998, the Company entered into a series of financing transactions pursuant to which the Company reduced interest expense, extended debt maturities and improved financial flexibility. The components of the financing transactions included (i) the sale of $525 million of 7 7/8% Senior Notes due 2005 and $475 million of 7 7/8% Senior Notes due 2008, (ii) the tender offers and consent solicitations for all outstanding 8 3/4% Senior Notes due 2001 and 9 3/8% Senior Subordinated Debentures due 2005, (iii) the redemption of the 9% Sinking Fund Debentures due 2017 and (iv) the amendment and restatement of the existing bank revolving credit agreement to provide for a term of 6 1/2 years and an increased commitment to $550 million. During the third quarter of 1998, the Company amended the bank revolving credit agreement to provide for an increased commitment to $575 million. See Note 2 - Indebtedness and Financial Arrangements in the Notes to Consolidated Financial Statements for additional information concerning the Company's financing transactions.


YEAR 2000

General Description of the Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

In 1994, the Company began a company-wide project to replace all existing information systems with improved systems launched from a newer technology infrastructure and, as a by-product, make the new systems Year 2000 compliant. The Company presently believes that with replacements and modifications of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Company.

The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Company has completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems could be affected. That assessment also indicated that in some cases software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) were also at risk. Affected systems included automated assembly lines and related robotics technologies used in various aspects of the manufacturing process. However, based on a review of its product line, the Company determined that none of the products it has sold and will continue to sell required remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 Issue presents a material exposure as it relates to the Company's products. In addition, the Company has gathered information about the Year 2000 compliance status of its significant customers, suppliers and subcontractors and continues to monitor their compliance.

Status of Progress in Becoming Year 2000 Compliant

The Company is on schedule with its plan for addressing the Year 2000 Issue. By March 1, 1999, the Company had determined that 90% of its systems were Year 2000 compliant and has completed an assessment, remediation and testing of its most critical systems. All implementation is expected to be completed by June 1, 1999. The Company will include the Year 2000 Issue as part of its disaster recovery testing throughout the remainder of 1999.

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

The Company has surveyed key customers who electronically interface with the Company via EDI to determine their state of readiness and plan for testing compliant interfaces. Responses received from a majority of key customers indicate that they expect to be compliant and able to test compliant interfaces. However, there can be no assurance that all customers' systems, upon which the Company relies, will be ready in a timely manner and will not have a material effect on the Company.

To date, the Company is not aware of any third party with a Year 2000 Issue that will materially impact the Company's results of operations, liquidity or capital resources. However, the Company has no means of ensuring that third parties will be Year 2000 ready. The inability of third parties to complete their Year 2000 resolution process in a timely fashion could materially impact the Company.

Costs, Risks and Contingency Plans for the Year 2000 Issue

The Company has and will continue to utilize both internal and external resources to reprogram, or replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $650,000 and is being funded through operating cash flows. Of that amount, the Company estimates it has incurred approximately $550,000 to date, related to all phases of the Year 2000 project and not related to the systems improvement project started in 1994.

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

Management of the Company believes it has an effective program in place to address the Year 2000 Issue in a timely manner, however, in the event that the Company does not complete all necessary remaining phases of the Year 2000 program, the Company may experience some difficulties in operating its equipment. In addition, disruptions in the economy generally resulting from Year 2000 Issues could have a material effect upon the Company.

The Company is updating its contingency plans based on the current status of its progress toward becoming Year 2000 compliant. Contingency plans will continue to address potential needs during the actual transition of operations on January 1, 2000. In addition, the Company is planning the development of a Year 2000 business continuity plan for its critical business functions that will include potential failure by critical third parties to address the Year 2000 Issue.

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

RESULTS OF OPERATIONS

The table below is a summary of the Company's operating results for the years ended December 31, 1998, 1997 and 1996. See Note 10 in the Notes to Consolidated Financial Statements for information concerning the Company's discontinued operations. The following discussion is limited to an analysis of the results of continuing operations (in millions of dollars and as percentages of net sales).

                                                                        YEAR ENDED DECEMBER 31,
                                                               ---------------------------------------
                                                                 1998            1997           1996
                                                               --------        --------       --------
Net sales ...............................................      $1,779.0        $1,657.5       $1,501.8
Gross earnings ..........................................      $  474.7        $  419.8       $  372.4
Operating earnings ......................................      $  248.3        $  214.9       $  188.5
Interest expense ........................................      $  105.7        $  102.2       $   94.5
Income from continuing operations .......................      $   90.6        $   69.3       $   58.0
Income (loss) from discontinued operations ..............            --             2.6           (0.3)
Gain on sale of discontinued operations .................            --             6.1             --
Extraordinary item - loss on early extinguishment of debt         (50.6)             --             --
                                                               --------        --------       --------
Net income ..............................................      $   40.0        $   78.0       $   57.7

Gross margins ...........................................          26.7%           25.3%          24.8%
Operating margins .......................................          14.0%           13.0%          12.6%


                             1998 COMPARED WITH 1997

NET SALES. Net sales for the year ended December 31, 1998 increased $121.5 million, or 7.3%, to $1,779 million compared with net sales of $1,657.5 million for the year ended December 31, 1997. The increase in net sales resulted primarily from higher unit volume in 1998 compared with 1997.

GROSS EARNINGS/MARGINS. Gross earnings for the year ended December 31, 1998 of $474.7 million increased $54.9 million, or 13.1%, compared with $419.8 million for 1997, and reflect gross margins of 26.7% in 1998 compared with 25.3% in 1997. Gross earnings and margins increased in 1998, primarily as a result of the increase in unit volume, a better mix of products sold and lower raw material costs offsetting cost increases related to depreciation expense and wages.

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses increased by $21.5 million, or 10.5%, for the year ended December 31, 1998, compared with the same period of 1997, and as a percentage of net sales represent 12.7% in 1998 and 12.4% in 1997. The increase in selling, general and administrative expenses for 1998 was due primarily to higher selling, administrative and warehousing/shipping expenses related to increased unit volume.

Operating earnings for the year ended December 31, 1998 were $248.3 million, or 14.0% of sales, and increased $33.4 million, or 15.6%, compared with operating earnings of $214.9 million, or 13.0% of sales, for the year ended December 31, 1997. The increase resulted from the increase in gross earnings offset somewhat by the increase in selling, general and administrative expenses discussed above.

INTEREST EXPENSE. Interest expense for the year ended December 31, 1998 of $105.7 million increased $3.5 million compared with interest expense for the year ended December 31, 1997. The increase was due primarily to higher average debt levels in the 1998 period compared with the corresponding 1997 average debt levels offset somewhat by lower interest rates as a result of the refinancing transactions in the second quarter of 1998.

OTHER EXPENSE-NET. Other expense-net for the year ended December 31, 1998 decreased $1.5 million compared with 1997 and consists primarily of the amortization of deferred financing fees of $3.3 million in 1998 compared with $3.9 million in 1997 less certain miscellaneous income items in both years.

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

INCOME FROM CONTINUING OPERATIONS. Income from continuing operations for the year ended December 31, 1998 was $90.6 million, or $1.51 per share diluted, compared with income from continuing operations of $69.3 million, or $1.11 per share diluted, for the year ended December 31, 1997.

EXTRAORDINARY ITEM - LOSS ON EARLY EXTINGUISHMENT OF DEBT. As a result of the refinancing transactions discussed above, the Company recorded an extraordinary charge of $50.6 million, net of income taxes of $28.5 million, in the second quarter of 1998 related to the early extinguishment of debt. The extraordinary charge consisted primarily of tender premiums and the write-off of deferred debt fees.

NET INCOME. Net income for the year ended December 31, 1998 was $40 million, or $.67 per share diluted, compared with net income of $78 million, or $1.25 per share diluted, for the year ended December 31, 1997.

Diluted per share amounts are based on 59.9 million and 62.7 million average shares outstanding for the 1998 and 1997 periods, respectively. The decrease in the average shares outstanding was primarily the result of the purchase by the Company of shares under the stock repurchase programs.


                             1997 COMPARED WITH 1996

NET SALES. Net sales for the year ended December 31, 1997 increased $155.7 million, or 10.4%, to $1,657.5 million compared with net sales of $1,501.8 million for the year ended December 31, 1996. The increase in net sales resulted primarily from higher unit volume (including acquisitions) in 1997 compared with 1996.

GROSS EARNINGS/MARGINS. Gross earnings for the year ended December 31, 1997 of $419.8 million increased $47.4 million, or 12.7%, compared with $372.4 million for 1996, and reflect gross margins of 25.3% in 1997 compared with 24.8% in 1996. Gross earnings and margins increased in 1997, primarily as a result of the increase in unit volume and lower raw material costs.

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

Operating earnings for the year ended December 31, 1997 were $214.9 million, or 13.0% of sales, and increased $26.4 million, or 14.0%, compared with operating earnings of $188.5 million, or 12.6% of sales, for the year ended December 31, 1996. The increase resulted from the increase in gross earnings offset somewhat by the increase in selling, general and administrative expenses discussed above.

INTEREST EXPENSE. Interest expense for the year ended December 31, 1997 of $102.2 million increased $7.7 million compared with interest expense for the year ended December 31, 1996. The increase was due primarily to higher average debt levels in 1997 compared with the corresponding 1996 average debt levels.

OTHER EXPENSE-NET. Other expense-net for the year ended December 31, 1997 decreased $0.5 million compared with 1996. Included in other expense-net for the years ended December 31, 1997 and 1996 are the amortization of deferred financing fees of $3.9 million in each year less certain miscellaneous income items.

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

Diluted per share amounts are based on 62.7 million and 63.7 million average shares outstanding for 1997 and 1996, respectively. The decrease in the average shares outstanding was primarily the result of the purchase by the Company of shares under the stock repurchase programs.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company expects to adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.


RISK MANAGEMENT AND MARKET SENSITIVE INSTRUMENTS

The Company is exposed to various market risks, including changes in certain commodity prices and interest rates. These exposures primarily relate to the acquisition of raw materials and changes in interest rates.

Commodities Risk. The Company selectively uses commodity futures contracts, forward purchase commodity contracts and option contracts to manage certain of its commodities exposures. Such contracts are used principally to manage the Company's exposure to cotton commodity price risk. The Company does not hold or issue derivative instruments for trading purposes.

At December 31, 1998, the Company, in its normal course of business, had entered into various commodity future contracts and forward purchase commodity contracts. At the end of 1998, a sharp decline in demand for cotton as a result of conditions in Asia as well as the termination of the U. S. government's subsidy program caused a steep decline in long-term cotton prices. Thus, based on year-end forward cotton prices, the Company's futures contracts and forward purchase contracts at December 31, 1998 (which covered a portion of its 1999 needs) had a net deferred loss of approximately $16.8 million. However, management believes that the Company's cost of cotton for 1999 will be at least as favorable as the cost of cotton in 1998.

The hypothetical incremental loss in earnings for the combined commodity positions at December 31, 1998 is estimated to be approximately $35.6 million, assuming a decrease of 10% in commodity prices. The sensitivity analysis for commodities reflects the impact of a hypothetical 10% adverse change in the market price for such commodities. Actual commodity price volatility is dependent on many varied factors impacting supply and demand that are impossible to forecast. Therefore, actual changes in fair value over time could differ substantially from the hypothetical change disclosed above.

Interest Rate Risk. Based on the Company's floating rate debt outstanding at December 31, 1998, a 100 basis point increase in market rates would increase interest expense and decrease income before income taxes by approximately $3.4 million. The amount was determined by calculating the effect of the hypothetical interest rate on the Company's floating rate debt.

The fair market value of long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair value of the Company's total long-term fixed-rate debt at December 31, 1998 was approximately $1,349.2 million, which exceeded its carrying value by approximately $13.8 million. A hypothetical 100 basis point decrease in the prevailing interest rates at December 31, 1998 would result in an increase in fair value of total long-term debt by approximately $60.6 million. Fair market values are determined from quoted market prices where available or based on estimates made by investment bankers.


EFFECTS OF INFLATION

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are expected to be cash from its operations and funds available under the Senior Credit Facility. At February 25, 1999, the maximum commitment under the Senior Credit Facility was $575 million and the Company had unused borrowing availability under the Senior Credit Facility totaling $161.5 million. The Senior Credit Facility contains covenants which, among other things, limit indebtedness and require the maintenance of certain financial ratios and minimum net worth (as defined).

The Company's principal uses of cash for the next several years will be operating expenses, capital expenditures and debt service requirements related primarily to interest payments. The Company spent approximately $147.5 million in 1998 on capital expenditures and intends to invest approximately $125 million in 1999.

During 1998, the Company purchased approximately 3.8 million shares under its various stock repurchase programs, at an average price of $28.43 per share. As of February 11, 1999, the Board of Directors has approved the purchase of up to
19.0 million shares of the Company's common stock, subject to the Company's debt limitations. At December 31, 1998, approximately 4.9 million shares, including the 3.0 million share increase announced in February 1999, remained to be purchased under these programs.

The Company, through a "bankruptcy remote" receivables subsidiary, has a Trade Receivables Program which provides for the sale of accounts receivable, on a revolving basis. At December 31, 1998 and December 31, 1997, $145 million and $111.8 million, respectively, had been sold under this program and the sale is reflected as a reduction of accounts receivable in the Company's Consolidated Balance Sheets. The cost of the Trade Receivables Program in 1999 is estimated to total approximately $7 million, compared with $6.5 million in 1998, and will be charged to selling, general and administrative expenses.

Debt service requirements for interest payments in 1999 are estimated to total approximately $101.8 million (excluding amounts related to the Trade Receivables Program) compared with interest payments of $103.6 million in 1998. The Company's long-term indebtedness has no scheduled principal requirements during 1999.

Management believes that cash from the Company's operations and borrowings under its credit agreements will provide the funding necessary to meet the Company's anticipated requirements for capital expenditures and operating expenses and to enable it to meet its anticipated debt service requirements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



Consolidated Financial Statements for the years ended December 31, 1998, 1997 and 1996


Report of Ernst & Young LLP, Independent Auditors .......           20
Consolidated Balance Sheets .............................      21 - 22
Consolidated Statements of Income .......................           23
Consolidated Statements of Stockholders' Equity (Deficit)           24
Consolidated Statements of Cash Flows ...................           25
Notes to Consolidated Financial Statements ..............      26 - 39

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


BOARD OF DIRECTORS AND STOCKHOLDERS
WESTPOINT STEVENS INC.


We have audited the accompanying consolidated balance sheets of WestPoint Stevens Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WestPoint Stevens Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                             /s/Ernst & Young LLP


Columbus, Georgia
February 9, 1999

                             WESTPOINT STEVENS INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       DECEMBER 31,
                                                              ---------------------------
                                                                  1998             1997
                                                              ----------       ----------
ASSETS
Current Assets
         Cash and cash equivalents .....................      $      527       $   17,433
         Accounts receivable (less allowances of $19,251
              and $18,213, respectively) ...............          70,086           92,990
         Inventories ...................................         381,022          345,818
         Prepaid expenses and other current assets .....          18,051           22,227
                                                              ----------       ----------
                   Total current assets ................         469,686          478,468



Property, Plant and Equipment
         Land ..........................................           6,593            6,463
         Buildings and improvements ....................         305,959          270,360
         Machinery and equipment .......................         888,540          779,867
         Leasehold improvements ........................           9,939           11,257
                                                              ----------       ----------
                                                               1,211,031        1,067,947
         Less accumulated depreciation and amortization         (434,092)        (360,796)
                                                              ----------       ----------
                   Net property, plant and equipment ...         776,939          707,151



Other Assets
         Deferred financing fees .......................          21,102           19,231
         Prepaid pension and other assets ..............          52,257           49,033
         Goodwill ......................................          71,227           37,223
                                                              ----------       ----------
                   Total other assets ..................         144,586          105,487
                                                              ----------       ----------
                                                              $1,391,211       $1,291,106
                                                              ==========       ==========


                             See accompanying notes.

                             WESTPOINT STEVENS INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                           DECEMBER 31,
                                                                   ----------------------------
                                                                      1998              1997
                                                                   ----------        ----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
         Senior Credit Facility .............................      $   60,400        $   37,683
         Accrued interest payable ...........................           4,777             6,820
         Accounts payable ...................................          85,908            75,655
         Other accrued liabilities ..........................         140,423           142,382
         Current portion of long-term debt ..................              --             3,750
                                                                   ----------        ----------
                         Total current liabilities ..........         291,508           266,290


Long-Term Debt ..............................................       1,275,000         1,146,250


Noncurrent Liabilities
         Deferred income taxes ..............................         236,328           217,178
         Other liabilities ..................................          75,827            86,381
                                                                   ----------        ----------
                         Total noncurrent liabilities .......         312,155           303,559


Stockholders' Equity (Deficit)
         Common Stock and capital in excess of par value:
                   Common Stock, $.01 par value;
                   200,000,000 and 75,000,000 shares
                   authorized, respectively; 70,862,029 and
                   70,296,310 shares issued, respectively ...         341,489           337,069
         Accumulated deficit ................................        (585,115)         (625,047)
         Treasury stock; 14,576,744 and 10,895,242 shares
                   at cost, respectively ....................        (240,896)         (134,223)
         Accumulated other comprehensive income (loss) ......          (2,930)           (2,792)
                                                                   ----------        ----------
                         Total stockholders' equity (deficit)        (487,452)         (424,993)
                                                                   ----------        ----------
                                                                   $1,391,211        $1,291,106
                                                                   ==========        ==========


                             See accompanying notes.

                             WESTPOINT STEVENS INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                  YEAR ENDED DECEMBER 31,
                                                                     ---------------------------------------------
                                                                        1998              1997             1996
                                                                     ----------        ----------       ----------
Net sales .....................................................      $1,778,991        $1,657,511       $1,501,795
Cost of goods sold ............................................       1,304,231         1,237,657        1,129,386
                                                                     ----------        ----------       ----------
      Gross earnings ..........................................         474,760           419,854          372,409
Selling, general and administrative expenses ..................         226,437           204,981          183,891
                                                                     ----------        ----------       ----------
      Operating earnings ......................................         248,323           214,873          188,518
Interest expense ..............................................         105,677           102,172           94,505
Other expense-net .............................................             968             2,461            2,976
                                                                     ----------        ----------       ----------
      Income from continuing operations before income tax
         expense and extraordinary item .......................         141,678           110,240           91,037
Income tax expense ............................................          51,125            40,982           33,085
                                                                     ----------        ----------       ----------
Income from continuing operations before extraordinary item ...          90,553            69,258           57,952
Income (loss) from discontinued operations ....................              --             2,625             (287)
Gain on sale of discontinued operations .......................              --             6,138               --
Extraordinary item - loss on early extinguishment of debt
     (net of income tax benefit of $28,474) ...................         (50,621)               --               --
                                                                     ----------        ----------       ----------
      Net income ..............................................      $   39,932        $   78,021       $   57,665
                                                                     ==========        ==========       ==========


Basic net income (loss) per common share:
      Continuing operations ...................................      $     1.57        $     1.14       $      .92
      Discontinued operations .................................              --               .04               --
      Gain on sale of discontinued operations .................              --               .10               --
      Extraordinary item - loss on early extinguishment of debt            (.88)               --               --
                                                                     ----------        ----------       ----------
      Net income per common share .............................      $      .69        $     1.28       $      .92
                                                                     ==========        ==========       ==========

Diluted net income (loss) per common share:
      Continuing operations ...................................      $     1.51        $     1.11       $      .91
      Discontinued operations .................................              --               .04               --
      Gain on sale of discontinued operations .................              --               .10               --
      Extraordinary item - loss on early extinguishment of debt            (.84)               --               --
                                                                     ----------        ----------       ----------
      Net income per common share .............................      $      .67        $     1.25       $      .91
                                                                     ==========        ==========       ==========


Basic average common shares outstanding .......................          57,791            61,078           62,656
      Dilutive effect of stock options and stock bonus plan ...           2,158             1,576            1,018
                                                                     ----------        ----------       ----------
Diluted average common shares outstanding .....................          59,949            62,654           63,674
                                                                     ==========        ==========       ==========


                             See accompanying notes.

                             WESTPOINT STEVENS INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)






                                                             COMMON
                                                              STOCK                                         ACCUMULATED
                                                            AND CAPITAL                                        OTHER
                                                                IN                                            COMPRE-
                                                             EXCESS OF     TREASURY STOCK                     HENSIVE
                                                    COMMON     PAR       ------------------    ACCUMULATED    INCOME
                                                    SHARES    VALUE      SHARES      AMOUNT       DEFICIT      (LOSS)      TOTAL
                                                    ------  -----------  ------      ------    -----------  -----------  ---------
Balance, January 1, 1996 ........................   69,194   $327,850    (5,242)   $ (41,051)   $(760,733)   $(33,526)   $(507,460)

     Comprehensive income:
          Net income ............................       --         --        --           --       57,665          --       57,665
          Minimum pension liability adjustment ..       --         --        --           --           --      25,595       25,595
          Foreign currency translation
              adjustment.........................       --         --        --           --           --         (22)         (22)
                                                                                                                         ---------
     Comprehensive income .......................                                                                           83,238
                                                                                                                         ---------
     Exercise of management stock options
          including tax benefit .................      220      1,532        --           --           --          --        1,532
     Issuance of stock pursuant to Stock Bonus
          Plan including tax benefit ............       --         12       116        1,226           --          --        1,238
     Purchase of treasury shares ................       --         --    (2,585)     (30,491)          --          --      (30,491)
                                                    ------   --------   -------    ---------    ---------    --------    ---------

Balance, December 31, 1996 ......................   69,414    329,394    (7,711)     (70,316)    (703,068)     (7,953)    (451,943)

     Comprehensive income:
          Net income ............................       --         --        --           --       78,021          --       78,021
          Minimum pension liability adjustment ..       --         --        --           --           --       5,595        5,595
          Foreign currency translation
              adjustment.........................       --         --        --           --           --        (434)        (434)
                                                                                                                         ---------
     Comprehensive income .......................                                                                           83,182
                                                                                                                         ---------
     Exercise of management stock options
          including tax benefit .................      882      7,649       (13)        (282)          --          --        7,367
     Issuance of stock pursuant to Stock Bonus
          Plan including tax benefit ............       --        308       198        2,240           --          --        2,548
     Purchase of treasury shares ................       --         --    (3,369)     (66,147)          --          --      (66,147)
                                                    ------   --------   -------    ---------    ---------    --------    ---------

Balance, December 31, 1997 ......................   70,296    337,351   (10,895)    (134,505)    (625,047)     (2,792)    (424,993)

     Comprehensive income:
          Net income ............................       --         --        --           --       39,932          --       39,932
          Minimum pension liability adjustment ..       --         --        --           --           --         813          813
          Foreign currency translation
              adjustment.........................       --         --        --           --           --        (951)        (951)
                                                                                                                         ---------
     Comprehensive income .......................                                                                           39,794
                                                                                                                         ---------
     Exercise of management stock options
          including tax benefit .................      566      5,235       (57)      (1,666)          --          --        3,569
     Issuance of stock pursuant to Stock Bonus
          Plan including tax benefit ............       --        851       212        2,421           --          --        3,272
     Purchase of treasury shares ................       --         --    (3,837)    (109,094)          --          --     (109,094)
                                                    ------   --------   -------    ---------    ---------    --------    ---------

Balance, December 31, 1998 ......................   70,862   $343,437   (14,577)   $(242,844)   $(585,115)   $ (2,930)   $(487,452)
                                                    ======   ========   =======    =========    =========    ========    =========


                             See accompanying notes.

                             WESTPOINT STEVENS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                               ---------------------------------------
                                                                                   1998           1997          1996
                                                                               -----------    -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .............................................................   $    39,932    $    78,021    $  57,665
    Adjustments to reconcile net income to net
       cash provided by (used for) operating activities:
          Depreciation and other amortization ..............................        80,567         77,225       76,988
          Gain on sale of discontinued operations ..........................            --         (6,138)          --
          Deferred income taxes ............................................        19,588         34,508       26,153
          Extraordinary item - loss on early extinguishment of debt ........        79,095             --           --
          Changes in assets and liabilities excluding the effect of
               acquisitions, dispositions and the Trade Receivables Program:
                Accounts receivable ........................................        (3,319)         1,566        3,939
                Inventories ................................................       (31,677)       (54,024)      20,817
                Prepaid expenses and other current assets ..................         4,211         (6,760)       4,567
                Accrued interest payable ...................................        (2,043)           283         (118)
                Accounts payable and other accrued liabilities .............         5,320        (18,113)     (10,046)
                Other-net ..................................................       (10,367)       (22,976)      (8,964)
                                                                               -----------    -----------    ---------
    Total adjustments ......................................................       141,375          5,571      113,336
                                                                               -----------    -----------    ---------
Net cash provided by operating activities ..................................       181,307         83,592      171,001
                                                                               -----------    -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures ...................................................      (147,463)      (152,137)     (99,943)
    Net proceeds from sale of business .....................................            --        120,840           --
    Net proceeds from sale of assets .......................................           825          1,081        1,098
    Purchase of businesses .................................................       (42,169)       (57,170)          --
                                                                               -----------    -----------    ---------
Net cash used for investing activities .....................................      (188,807)       (87,386)     (98,845)
                                                                               -----------    -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Senior Credit Facility:
       Borrowings ..........................................................     1,533,419      1,177,299      645,500
       Repayments ..........................................................    (1,360,702)    (1,088,616)    (694,500)
    Principal payments on long-term debt ...................................    (1,025,000)            --           --
    Net proceeds from Trade Receivables Program ............................        33,233        (21,233)      12,045
    Purchase of Common Stock for treasury ..................................      (110,760)       (66,429)     (30,491)
    Proceeds from sale of notes ............................................     1,000,000             --           --
    Proceeds from issuance of Common Stock .................................         4,679          6,177        1,332
    Fees associated with refinancing .......................................       (84,275)            --           --
                                                                               -----------    -----------    ---------
Net cash provided by (used for) financing activities .......................        (9,406)         7,198      (66,114)
                                                                               -----------    -----------    ---------
Net increase (decrease) in cash and cash equivalents .......................       (16,906)         3,404        6,042
Cash and cash equivalents at beginning of period ...........................        17,433         14,029        7,987
                                                                               -----------    -----------    ---------
Cash and cash equivalents at end of period .................................   $       527    $    17,433    $  14,029
                                                                               ===========    ===========    =========


                             See accompanying notes.

                             WESTPOINT STEVENS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

BUSINESS. WestPoint Stevens Inc. (the "Company") is a manufacturer and marketer of bed and bath products, including sheets, pillowcases, comforters, blankets, bedspreads, pillows, mattress pads, towels and related products. The Company conducts its operations in the consumer home fashions (bed and bath products) industry.

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

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base. However, as of December 31, 1998, substantially all of the Company's receivables were from companies in the retail industry.

CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments (consisting primarily of commercial paper and certificates of deposit) totaling approximately $0.5 million and $17.4 million are included in cash and cash equivalents at December 31, 1998 and 1997, respectively. These investments are carried at cost, which approximates market value.

INVENTORIES. Inventory costs include material, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value). At December 31, 1998 and 1997, approximately 83% and 84%, respectively, of the Company's inventories are valued at the lower of cost or market using the "dollar value" last-in, first-out ("LIFO") method. The remainder of the inventories (approximately $65.7 million and $53.4 million at December 31, 1998 and 1997, respectively) are valued at the lower of cost (substantially first-in, first-out method) or market.

 Inventories consist of the following (in thousands of dollars):

                                    DECEMBER 31,
                             ----------------------
                                1998         1997
                             ---------    ---------
Finished goods ...........   $ 170,896    $ 159,539
Work in progress .........     160,995      139,410
Raw materials and supplies      59,466       58,876
LIFO reserve .............     (10,335)     (12,007)
                             ---------    ---------
                             $ 381,022    $ 345,818
                             =========    =========

PROPERTY, PLANT AND EQUIPMENT. As a result of the adoption of Fresh Start reporting, as of September 30, 1992, property, plant and equipment were adjusted to their estimated fair values and historical accumulated depreciation was eliminated. Additions since September 30, 1992 are stated at cost.

Depreciation is computed over estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting. Depreciation expense was approximately $79.5 million, $76.5 million, and $77.0 million in the years ended December 31, 1998, 1997 and 1996, respectively.

                             WESTPOINT STEVENS INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES--CONTINUED

Estimated useful lives for property, plant and equipment are as follows:

Buildings and improvements ........     10 to 40 Years
Machinery and equipment ...........     3 to 18 Years
Leasehold improvements ............     Lease Terms

HEDGING TRANSACTIONS. The Company engages in hedging activities within the normal course of its business. Management has been authorized to manage exposure to price fluctuations relevant to the purchase of cotton through the use of a variety of derivative nonfinancial instruments. Derivative nonfinancial instruments require or permit settlement by the delivery of commodities and include exchange traded commodity futures contracts and options. Gains and losses on these hedges, which were not material at December 31, 1998 and 1997, are deferred and subsequently recognized in income as cost of goods sold in the same period as the hedged item. The Company does not hold or issue derivative instruments for trading purposes.

INCOME TAXES. The Company accounts for income taxes under Statement No. 109, Accounting for Income Taxes. Under Statement 109, deferred income taxes are provided at the enacted marginal rates on the differences between the financial statement and income tax bases of assets and liabilities.

PENSION PLANS. The Company has defined benefit pension plans covering essentially all employees. The benefits are based on years of service and compensation. The Company's practice is to fund amounts which are required by the Employee Retirement Income Security Act of 1974. During 1998, the Company adopted Statement No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits. Statement 132 standardizes employer disclosures about pension and other post-retirement plans; it does not change the measurement or recognition of such plans. Data from periods prior to 1998 have been restated for comparative purposes. See Note 3 - Employee Benefit Plans.

The Company also sponsors an employee savings plan covering eligible employees who elect to participate. Participants in this plan make contributions as a percent of earnings. The Company matches certain amounts of employee contributions. See Note 3 - Employee Benefit Plans - Retirement Savings Plan.

OTHER EMPLOYEE BENEFITS. The Company accounts for post-retirement and post-employment benefits in accordance with Statement No. 106, Employer's Accounting for Post Retirement Benefits Other Than Pensions and Statement No. 112, Employer's Accounting for Postemployment Benefits.

STOCK BASED COMPENSATION. The Company grants stock options for a fixed number of shares in accordance with certain of its benefit plans. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants if the exercise price is equal to or more than the fair value of the shares at the date of grant. Pro forma information regarding net income and earnings per share, as calculated under the provisions of Statement No. 123, Accounting for Stock-Based Compensation, are disclosed in Note 6 - Stockholders' Equity.

FAIR VALUE DISCLOSURES. Cash and cash equivalents: The carrying amounts reported in the balance sheets for cash and cash equivalents approximates its fair value.

Accounts receivable and accounts payable: The carrying amounts reported in the balance sheets for accounts receivable and accounts payable approximate their fair value.

Long-term and short-term debt: The fair value of the Company's outstanding debt is estimated based on the quoted market prices for the same issues or on the current rates offered to the Company for debt of similar issues. The fair value of the $1,335 million and $1,188 million of outstanding debt at December 31, 1998 and 1997 was approximately $1,349.2 million and $1,235 million, respectively.

                             WESTPOINT STEVENS INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES--CONTINUED

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

In October 1998, the Company acquired the operations of a manufacturer of bedding products for approximately $42.2 million. The assets acquired consisted of property and equipment, inventories and other related assets. The excess of the purchase price over the assets acquired was approximately $35.1 million.

Pro forma results have not been presented as they are not significantly different than reported amounts.

IMPAIRMENT OF LONG-LIVED ASSETS. Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of.

COMMON STOCK. On February 2, 1998, the Board of Directors declared a two-for-one split of the Company's common stock, effected in the form of a stock dividend payable on March 2, 1998 to stockholders of record on February 16, 1998. All agreements concerning stock options and other commitments payable in shares of the Company's common stock provide for the issuance of additional shares due to the declaration of the stock split. This stock split has been reflected in the Consolidated Statements of Stockholders' Equity (Deficit) at January 1, 1996. All references to number of shares, except shares authorized, and to per share information in the accompanying consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

EARNINGS PER COMMON SHARE. Basic and diluted earnings per share are calculated in accordance with Statement No. 128, Earnings per Share. Basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

SEGMENT INFORMATION. The Company is in one business segment, the consumer home fashions business, and follows the requirements of Statement No. 131, Disclosures about Segments of an Enterprise and Related Information.

ACCOUNTING POLICIES NOT YET ADOPTED. In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement will require the Company to recognize all derivatives on the balance sheet at fair value.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Statement of Position 98-1 provides guidance that requires the capitalization of certain costs incurred during an internal-use software development project.

The Company plans to adopt Statement 133 at January 1, 2000 and Statement of Position 98-1 in 1999, but has not yet completed its analysis of the impact that these pronouncements may have on its financial statements.

RECLASSIFICATIONS. Certain prior period amounts have been reclassified to conform with the 1998 presentation.

                             WESTPOINT STEVENS INC.

2. INDEBTEDNESS AND FINANCIAL ARRANGEMENTS

Indebtedness is as follows (in thousands of dollars):

                                                              DECEMBER 31,
                                                          ------------------
                                                           1998       1997
                                                          -------   -------
Short-term indebtedness
    Senior Credit Facility ............                   $60,400    $37,683
    9% Sinking Fund Debentures
        due 2017.......................                        --      3,750
                                                          -------    -------
                                                          $60,400    $41,433
                                                          =======    =======

Long-term indebtedness
    Senior Credit Facility .......................   $  275,000   $  125,000
    7 7/8% Senior Notes due 2005 .................      525,000           --
    7 7/8% Senior Notes due 2008 .................      475,000           --
    8 3/4% Senior Notes due 2001 .................           --      400,000
    9 3/8% Senior Subordinated Debentures
        due 2005..................................           --      550,000
    9% Sinking Fund Debentures due 2017 ..........           --       71,250
                                                     ----------   ----------
                                                     $1,275,000   $1,146,250
                                                     ==========   ==========


On April 29, 1998, the Company announced cash tender offers and consent solicitations for all of its then outstanding 8 3/4% Senior Notes due 2001 and its 9 3/8% Senior Subordinated Debentures due 2005. The tender offers were consummated on June 9, 1998. The Company purchased the tendered notes with the proceeds from the issuance of $525 million of its 7 7/8% Senior Notes due 2005 and $475 million of its 7 7/8% Senior Notes due 2008 and with the proceeds from the refinancing of its existing Senior Credit Facility with an amended and restated Senior Credit Facility that provided for a term of 6 1/2 years and an increased commitment to $550 million. The issuance of the new notes and the amendment and restatement of the Senior Credit Facility were also consummated on June 9, 1998. On June 10, 1998, the Company announced the redemption of its 9% Sinking Fund Debentures due 2017 and the redemption was consummated on July 9, 1998 with available borrowings under the Senior Credit Facility. During the third quarter of 1998, the Company amended the Senior Credit Facility to provide for an increased commitment to $575 million. As a result of the refinancing transactions discussed above, the Company recorded an extraordinary charge of $50.6 million, net of income taxes of $28.5 million, related to the early extinguishment of debt. The extraordinary charge consisted primarily of tender premiums and the write-off of deferred debt fees.

The Company's Senior Credit Facility with certain lenders (collectively, the "Banks") consists of a $575 million revolving credit facility ("Revolver") due November 30, 2004. The Company has included $275 million of Revolver in long-term debt at December 31, 1998 because the Company intends that at least that amount would remain outstanding during the next twelve months. Borrowing availability under the Senior Credit Facility was reduced by approximately $26.7 million of outstanding letters of credit at December 31, 1998.

At the option of the Company, interest under the Senior Credit Facility will be payable monthly, either at the prime rate or at LIBOR plus 0.75%. Upon the Company achieving certain ratios of EBITDA (as defined) to cash interest expense, interest rates can be reduced up to 0.5%. At December 31, 1998, the interest rates under this facility were LIBOR plus 0.5%. The Company pays a facility fee in an amount equal to 0.25% of each Bank's commitment under the Revolver. The loans under the Senior Credit Facility are secured by the pledge of all the stock of the Company's material subsidiaries and a first priority lien on substantially all of the assets of the Company, other than the Company's accounts receivable.

The 7 7/8% Senior Notes due 2005 and 7 7/8% Senior Notes due 2008 (together, the "Senior Notes") are general unsecured obligations of the Company and rank pari passu in right of payment with all existing or future unsecured and unsubordinated indebtedness of the Company and senior in right of payment to all subordinated indebtedness of the Company.

                             WESTPOINT STEVENS INC.

2. INDEBTEDNESS AND FINANCIAL ARRANGEMENTS--CONTINUED

The Senior Notes bear interest at the rate of 7 7/8% per annum, payable semi-annually on June 15 and December 15 of each year, commencing December 15, 1998. The Senior Notes are redeemable, in whole or in part, at any time at the option of the Company at 100% of the principal amount thereof plus the Make-Whole Premium (as defined) plus accrued and unpaid interest, if any, to the date of purchase. In addition, in the event of a Change of Control (as defined), the Company will be required to make an offer to purchase the notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

The Company's credit agreements contain a number of customary covenants including, among others, restrictions on the incurrence of indebtedness, transactions with affiliates, and certain asset dispositions. Certain provisions require the Company to maintain certain financial ratios, a minimum interest coverage ratio and a minimum consolidated net worth (as defined). At December 31, 1998, the Company could have made restricted payments aggregating approximately $55.1 million.

The Company, through a "bankruptcy remote" receivables subsidiary, has a Trade Receivables Program which provides for the sale of accounts receivable on a revolving basis. In December 1998, the Company replaced its existing Trade Receivables Program with a new one-year agreement with an independent issuer of receivables backed commercial paper. This new agreement replaced an agreement that would have expired in May 1999. Under the terms of the new Trade Receivables Program, the Company has agreed to sell on an ongoing basis, and without recourse, an undivided ownership interest in its accounts receivable portfolio. The Company maintains the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The new agreement permits the sale of up to $155 million of accounts receivable. The cost of the Trade Receivables Program is charged to selling and administrative expense in the accompanying Consolidated Statements of Income. At December 31, 1998 and 1997, $145.0 million and $111.8 million, respectively, of accounts receivable had been sold pursuant to the trade receivables programs and the sale is reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets.

Excluding amounts related to the Revolver, there are no maturities of long-term debt for the next five years.


3. EMPLOYEE BENEFIT PLANS

PENSION PLANS

The following table sets forth data for the Company's pension plans and amounts recognized in the accompanying Consolidated Balance Sheets at December 31, 1998 and 1997 (in thousands of dollars):

                                                         YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                           1998         1997
                                                        ---------    ---------
Change in benefit obligation:
    Projected benefit obligation at beginning of year   $ 311,001    $ 312,981
    Service cost ....................................       7,838        7,138
    Interest cost ...................................      23,080       24,410
    Actuarial gains .................................      15,040        9,829
    Benefit payments ................................     (25,113)     (26,210)
    Divestiture .....................................          --      (17,147)
                                                        ---------    ---------
Projected benefit obligation at end of year .........   $ 331,846    $ 311,001
                                                        =========    =========

Change in plan assets:
    Fair value of plan assets at beginning of year ..   $ 331,396    $ 299,892
    Actual return on plan assets ....................      26,039       52,843
    Employer contributions ..........................       8,417       17,622
    Benefit payments ................................     (25,113)     (26,210)
    Divestiture .....................................          --      (12,751)
                                                        ---------    ---------
Fair value of plan assets at end of year ............   $ 340,739    $ 331,396
                                                        =========    =========

                             WESTPOINT STEVENS INC.

3. EMPLOYEE BENEFIT PLANS--CONTINUED

PENSION PLANS--CONTINUED

                                                         DECEMBER 31,
                                                  -----------------------
                                                    1998          1997
                                                  ---------     ---------
Funded status:
    Projected benefit obligation ..............   $(331,846)    $(311,001)
    Fair value of assets ......................     340,739       331,396
                                                  ---------     ---------
    Funded status .............................       8,893        20,395
                                                  ---------     ---------
    Unrecognized amounts:
       Prior service cost .....................         (38)          (56)
       Net actuarial losses ...................      42,729        21,796
       Accumulated comprehensive income (loss)           --        (1,291)
                                                  ---------     ---------
       Total unrecognized .....................      42,691        20,449
                                                  ---------     ---------
Prepaid pension cost at year-end ..............   $  51,584     $  40,844
                                                  =========     =========

Weighted average assumptions as of December 31:
    Discount rate .............................        7.25%         7.75%
    Expected return on plan assets ............        10.0%         10.0%
    Rate of compensation increase .............         3.5%          3.5%


                                                   YEAR ENDED DECEMBER 31,
                                                   -----------------------
                                                       1998        1997
                                                     --------    --------
Components of net periodic pension cost (benefit):
    Service cost .................................   $  7,838    $  7,138
    Interest cost ................................     23,080      24,410
    Expected return on plan assets ...............    (32,177)    (29,460)
    Net amortization .............................        227         557
                                                     --------    --------
Net periodic pension cost (benefit) ..............   $( 1,032)   $  2,645
                                                     ========    ========

Plan assets are primarily invested in United States Government and corporate debt securities and equity securities. At December 31, 1998, the Company's pension plans held 705,558 shares of the Company's common stock with an aggregate cost of $20 million and a market value of $22.3 million. At December 31, 1997, the Company's pension plans held investments in securities issued by the Company with a market value of $14.2 million.

RETIREMENT SAVINGS PLAN

The Company matches 50 percent of each employee's before-tax contributions up to two percent of the employee's compensation. Company contributions may be made either in cash or in shares of Common Stock of the Company. During 1998, 1997 and 1996, the Company charged $2.3 million, $2.2 million and $2.4 million, respectively, to expense in connection with the 401K Plan.

                             WESTPOINT STEVENS INC.

3.  EMPLOYEE BENEFIT PLANS--CONTINUED

OTHER POST-RETIREMENT BENEFIT PLANS

In addition to sponsoring defined benefit pension plans, the Company sponsors various defined benefit post-retirement plans that provide health care and life insurance benefits to certain current and future retirees. All such post-retirement benefit plans are unfunded. The following table presents the status of post-retirement plans (in thousands of dollars):

                                                                          DECEMBER 31,
                                                                      -------------------
                                                                        1998        1997
                                                                      -------     -------
Accumulated post-retirement benefit obligation at beginning of year   $17,517     $18,111
    Service cost ..................................................         1           3
    Interest cost .................................................     1,194       1,369
    Actuarial gains ...............................................      (729)       (144)
    Benefit payments ..............................................    (1,810)     (1,822)
                                                                      -------     -------
Accumulated post-retirement benefit obligation at end of year .....   $16,173     $17,517
                                                                      =======     =======

Net periodic post-retirement benefit plans expense is not material during the three year period ended December 31, 1998.

As of December 31, 1998, the actuarial assumptions include a discount rate of 7.25% and a medical care trend rate of 7.0% for 1999, grading down to 6% by 2002. These trend rates reflect the Company's prior experience and management's expectation of future rates. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit plans obligations as of December 31, 1998 by approximately $0.5 million, and the aggregate service and interest cost components of net periodic post-retirement benefit cost for the year ended December 31, 1998 by an immaterial amount.


4. OTHER EXPENSE--NET

Included in "Other expense-net" in the accompanying Consolidated Statements of Income for each of the years in the three year period ended December 31, 1998, 1997 and 1996, are the amortization and write-off of deferred financing fees of $3.3 million, $3.9 million and $3.9 million, respectively, less certain miscellaneous income items.


5. INCOME TAXES

The Company accounts for income taxes in accordance with Statement 109; accordingly deferred income taxes are provided at the enacted marginal rates on the difference between the financial statement and income tax bases of assets and liabilities. Deferred income tax provisions or benefits are based on the change in the deferred tax assets and liabilities from period to period.

The total provision (benefit) for income taxes related to continuing operations before extraordinary item consisted of the following (in thousands of dollars):

                      YEAR ENDED DECEMBER 31,
                  ------------------------------
                    1998        1997       1996
                  -------     -------    -------
Current
        Federal   $   966     $ 2,945    $   957
        State .       792       2,302        630
        Foreign       (50)        461        621
Deferred ......    49,417      40,247     30,492
                  -------     -------    -------
                  $51,125     $45,955    $32,700
                  =======     =======    =======

                             WESTPOINT STEVENS INC.

5. INCOME TAXES--CONTINUED

Income tax expense (benefit) is included in the financial statements as follows (in thousands of dollars):

                                             YEAR ENDED DECEMBER 31,
                                          ------------------------------
                                            1998       1997       1996
                                          --------   --------   --------
Continuing operations .................   $ 51,125   $ 40,982   $ 33,085
Discontinued operations ...............         --      1,368       (385)
Gain on sale of discontinued
    operations.........................         --      3,605         --
                                          --------   --------   --------
                                          $ 51,125   $ 45,955   $ 32,700
                                          ========   ========   ========


Income tax expense (benefit) differs from the statutory federal income tax rate of 35% for the following reasons (in thousands of dollars):

                                                              YEAR ENDED DECEMBER 31,
                                                           ------------------------------
                                                             1998       1997       1996
                                                           --------   --------   --------
Income tax expense (benefit) at federal statutory income
    tax rate ...........................................   $ 49,587   $ 43,391   $ 31,628
State income taxes (net of effect of federal
    income tax) ........................................      1,232      2,264      1,183
Other-net ..............................................        306        300       (111)
                                                           --------   --------   --------
Income tax expense .....................................   $ 51,125   $ 45,955   $ 32,700
                                                           ========   ========   ========


Components of the net deferred income tax liability are as follows (in thousands of dollars):

                                                                                   DECEMBER 31,
                                                                              ----------------------
                                                                                1998         1997
                                                                              ---------    ---------
Deferred tax liabilities:
        Basis differences resulting from reorganization ...................   $(148,501)   $(137,783)
        Accelerated depreciation ..........................................     (77,398)     (69,620)
        Income taxes related to prior years, including interest ...........     (17,264)     (16,989)
        Nondeductible expenses ............................................     (37,948)     (44,774)
        Other .............................................................      (1,424)      (1,716)

Deferred tax assets:
        Reserves for litigation, environmental, employee benefits
            and other......................................................      37,543       45,244
        Other .............................................................       8,664        8,460
                                                                              ---------    ---------
                                                                              $(236,328)   $(217,178)
                                                                              =========    =========


At December 31, 1998, the Company has estimated operating net loss carryforwards ("NOLs") expiring in 2004-2009 of approximately $271 million available to reduce future federal taxable income. Due to the ownership change which occurred September 16, 1992 in connection with a reorganization, the utilization of NOLs generated prior to this date are subject to limitation under Internal Revenue Code Section 382.

                             WESTPOINT STEVENS INC.

6. STOCKHOLDERS' EQUITY (DEFICIT)

COMPREHENSIVE INCOME

In 1998 the Company adopted Statement No. 130, Reporting Comprehensive Income. Statement 130 requires presentation of comprehensive income (net income plus changes in currency translation adjustments and minimum pension liability). The Company has changed the format of the Consolidated Statements of Stockholders' Equity (Deficit) to present comprehensive income for all periods.

Components of accumulated other comprehensive income (loss) consist of the following (in thousands of dollars):

                                                           DECEMBER 31,
                                                --------------------------------
                                                  1998        1997        1996
                                                -------     -------     -------
Foreign currency translation adjustment .....   $(2,930)    $(1,979)    $(1,545)
Minimum pension liability ...................        --      (1,291)    (10,171)
Income tax benefit ..........................        --         478       3,763
                                                -------     -------     -------
Accumulated other comprehensive
  income (loss)..............................   $(2,930)    $(2,792)    $(7,953)
                                                =======     =======     =======


STOCK OPTIONS

The Company has granted stock options under various stock plans to key employees and to non-employee directors. Also the Company granted certain contractual stock options which were not granted pursuant to any plan. The Omnibus Stock Incentive Plan (the "Omnibus Stock Plan"), an amendment and restatement of the 1993 Management Stock Option Plan, covers approximately 5.4 million shares of Common Stock, and also replaced the 1994 Non-Employee Directors Stock Option Plan after the 300,000 shares of Common Stock authorized under that plan had been granted. The Omnibus Stock Plan allows for six categories of incentive awards: options, stock appreciation rights, restricted shares, deferred shares, performance shares and performance units. Key employees are granted options under the various plans at terms (purchase price, expiration date and vesting schedule) established by a committee of the Board of Directors. Options granted either in accordance with contractual arrangements or pursuant to the various plans have been at a price which is approximately equal to fair market value on the date of grant. Such options are exercisable on the date of grant for a period of ten years. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted using the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 5.6%, 6.1% and 6.2%; no dividend yield; volatility factors of the expected market price of the Company's common stock of .265, .25 and .29; and a weighted-average expected life of the option of 8 years.

                             WESTPOINT STEVENS INC.

6. STOCKHOLDERS' EQUITY (DEFICIT)--CONTINUED

STOCK OPTIONS--CONTINUED

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma stock based compensation costs resulted in 1998 pro forma net income of $35.5 million (or pro forma diluted net income per share of $.59), 1997 pro forma net income of $75.5 million (or pro forma diluted net income per share of $1.20) and 1996 pro forma net income of $57.2 million (or pro forma diluted net income per share of $.90).

Changes in outstanding options were as follows:

                                                              NUMBER OF SHARES
                                                               (IN THOUSANDS)                        WEIGHTED AVERAGE
                                               ----------------------------------------------          OPTION PRICE
                                               QUALIFIED PLANS      CONTRACTUAL         TOTAL            PER SHARE
                                               ---------------      -----------         -----            ---------
Options outstanding at December 31, 1995            1,738               520             2,258              $ 6.57
    Granted ............................            1,776                --             1,776              $13.34
    Exercised and terminated ...........             (134)             (110)             (244)             $ 6.07
                                                   ------            ------            ------              ------
Options outstanding at December 31, 1996            3,380               410             3,790              $ 9.78
    Granted ............................            1,176                20             1,196              $20.07
    Exercised and terminated ...........             (514)             (390)             (904)             $ 7.15
                                                   ------            ------            ------              ------
Options outstanding at December 31, 1997            4,042                40             4,082              $13.37
    Granted ............................              754                --               754              $34.08
    Exercised and terminated ...........             (605)               --              (605)             $ 8.79
                                                   ------            ------            ------              ------
Options outstanding at December 31, 1998            4,191                40             4,231              $17.71
                                                   ======            ======            ======              ======


At December 31, 1998, options for 2,362,316 shares were exercisable.


STOCK BONUS PLAN

The Company sponsors an employee benefit plan, the WestPoint Stevens Inc. 1995 Key Employee Stock Bonus Plan (the "Stock Bonus Plan"), covering 2,000,000 shares of the Company's Common Stock. Under the Stock Bonus Plan, the Company may grant bonus awards of shares of Common Stock to key employees based on the Company's achievement of targeted earnings levels during the Company's fiscal year. For 1998, 1997 and 1996, respectively, bonus awards were deemed earned by forty-nine, forty-seven and fifty-three employees covering an aggregate of 266,121 shares, 398,456 shares and 643,464 shares of Common Stock. For performance year 1998 and earlier the Amended Stock Bonus Plan provided for vesting of the bonus awards of 20 percent on January 1 of the year following the year of award and 20 percent in each of the next four years if the employee continues employment with the Company. The Company charged $6.6 million, $4.4 million and $3.4 million to expense in 1998, 1997 and 1996, respectively, in connection with the Stock Bonus Plan.

                             WESTPOINT STEVENS INC.

7. LEASE COMMITMENTS

The Company's operating leases, including sublease arrangements with divested operations, consist of land, sales offices, manufacturing equipment, warehouses and data processing equipment with expiration dates at various times during the next sixteen years. Some of the operating leases stipulate that the Company can
(a) purchase the properties at their then fair market values or (b) renew the leases at their then fair rental values. Some of the Company's leases, principally sales office space and manufacturing equipment, are sublet to others under leases expiring over the next two years.

The following is a schedule, by year, of future minimum lease payments as of December 31, 1998 under operating leases, including sublease arrangements, that have initial or remaining noncancellable lease terms in excess of one year (in thousands of dollars):


    YEAR ENDING DECEMBER 31,
        1999 ...................................................   $ 24,112
        2000 ...................................................     19,132
        2001 ...................................................     13,634
        2002 ...................................................     10,339
        2003 ...................................................      8,579
        Years subsequent to 2003 ...............................     11,970
                                                                   --------
        Total minimum lease payments ...........................     87,766
        Minimum sublease rentals ...............................     (3,206)
                                                                   --------
        Net minimum lease payments required for operating leases   $ 84,560
                                                                   ========


The following schedule shows the composition of total rental expense for all operating leases, except those with terms of one month or less that were not renewed (in thousands of dollars):

                             YEAR ENDED DECEMBER 31,
                         -------------------------------
                           1998        1997        1996
                         -------     -------     -------
Minimum lease payments   $34,295     $30,662     $40,217
Less sublease rentals     (3,738)     (3,986)     (4,761)
                         -------     -------     -------

Rent expense .........   $30,557     $26,676     $35,456
                         =======     =======     =======


8.  LITIGATION AND CONTINGENT LIABILITIES

The Company is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and non-hazardous substances and wastes used in or resulting from its operations and potential remediation obligations thereunder. Certain of the Company's facilities (including certain facilities no longer owned or utilized by the Company) have been cited or are being investigated with respect to alleged violations of such laws and regulations. The Company is cooperating fully with relevant parties and authorities in all such matters. The Company believes that it has adequately provided in its financial statements for any expenses and liabilities that may result from such matters. The Company also is insured with respect to certain of such matters. The Company's operations

                             WESTPOINT STEVENS INC.

8. LITIGATION AND CONTINGENT LIABILITIES--CONTINUED

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


9. CASH FLOW INFORMATION

                                                                  YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1997       1996
                                                              --------   --------   --------
(IN THOUSANDS OF DOLLARS)
Supplemental disclosures of cash flow information:
   Cash paid during the period:
        Interest ..........................................   $107,720   $107,410   $102,565
                                                              ========   ========   ========

        Income taxes ......................................   $  2,326   $  9,444   $  5,733
                                                              ========   ========   ========


10. DISCONTINUED OPERATIONS

On August 27, 1997, the Company closed a transaction pursuant to which WestPoint Stevens sold its subsidiaries AIH Inc., Alamac Knit Fabrics, Inc. and Alamac Enterprises Inc. (collectively, "Alamac Knit Fabrics subsidiary"), other than cash, accounts receivable of approximately $42.5 million and a yarn mill located in Whitmire, S.C., to Dyersburg Corporation for approximately $126 million. The Whitmire facility was transferred by the Company to Home Fashions to support the Company's expansion of its sheeting production capacity. As a result of the transaction, the Company accounted for the Alamac Knit Fabrics subsidiary as a discontinued operation and the accompanying financial statements have been adjusted and restated accordingly.

Data relative to Alamac Knit Fabrics subsidiary is as follows (in thousands of dollars):

                                                                           YEAR ENDED
                                                       PERIOD ENDED       DECEMBER 31,
                                                      AUGUST 27, 1997         1996
                                                     ----------------    -------------
Net sales ....................................          $162,428           $222,019
                                                        ========           ========
Operating earnings ...........................          $  9,189           $  7,051
                                                        ========           ========
Net income (loss) ............................          $  2,625           $   (287)
                                                        ========           ========
Gain on sale, net of income taxes of $3,605 ..          $  6,138
                                                        ========
Capital expenditures, including
    capital leases............................          $  3,237           $  4,998
                                                        ========           ========
Depreciation and other amortization ..........          $  5,501           $  8,059
                                                        ========           ========

                             WESTPOINT STEVENS INC.

11. MAJOR CUSTOMER INFORMATION

The Company's consumer home fashions products are sold primarily to domestic chain stores, mass merchants, department and specialty stores. Sales to two customers, as a percent of net sales, amounted to approximately 13% and 11% for the year ended December 31, 1998. Sales to two customers, as a percent of net sales, amounted to approximately 13% and 10% for the year ended December 31, 1997. Sales to three customers, as a percent of net sales, amounted to approximately 13%, 12% and 10% for the year ended December 31, 1996. During 1998, 1997 and 1996, the Company's six largest customers accounted for approximately 53%, 52% and 55%, respectively, of the Company's net sales.

                             WESTPOINT STEVENS INC.

12. QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

                                                                                    QUARTER
                                                                 ---------------------------------------------
                                                                  FIRST       SECOND       THIRD       FOURTH
                                                                  -----       ------       -----       ------
(IN MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 1998
Net sales ...................................................     $398.7      $437.0       $473.2      $470.1
Gross earnings ..............................................       99.5       113.3        134.4       127.6
Operating earnings ..........................................       44.4        52.6         79.3        72.0

Income from continuing operations ...........................       11.7        15.8         34.1        29.0
Extraordinary item - loss on early extinguishment of debt ...         --       (50.6)          --          --
                                                                  ------      ------       ------      ------
Net income (loss) ...........................................       11.7       (34.8)        34.1        29.0

Basic net income (loss) per common share (1):
    Continuing operations ...................................        .20         .27          .59         .51
    Extraordinary item - loss on early extinguishment of debt         --        (.87)          --          --
                                                                  ------      ------       ------      ------
    Net income (loss) per common share ......................        .20        (.60)         .59         .51

Diluted net income (loss) per common share (1):
    Continuing operations ...................................        .19         .26          .57         .49
    Extraordinary item - loss on early extinguishment of debt         --        (.83)          --          --
                                                                  ------      ------       ------      ------
    Net income (loss) per common share ......................        .19        (.57)         .57         .49

YEAR ENDED DECEMBER 31, 1997
Net sales ...................................................     $357.1      $395.8       $459.0      $445.6
Gross earnings ..............................................       89.2        96.2        122.1       112.3
Operating earnings ..........................................       38.5        43.1         69.2        64.1

Income from continuing operations ...........................        9.0        10.7         26.5        23.1
Income from discontinued operations .........................        1.1         1.1          0.4          --
Gain on sale of discontinued operations .....................         --          --          6.1          --
                                                                  ------      ------       ------      ------
Net income ..................................................       10.1        11.8         33.0        23.1

Basic net income per common share (1):
    Continuing operations ...................................        .14         .18          .43         .39
    Discontinued operations .................................        .02         .01          .01          --
    Gain on sale of discontinued operations .................         --          --          .10          --
                                                                  ------      ------       ------      ------
    Net income per common share .............................        .16         .19          .54         .39

Diluted net income per common share (1):
    Continuing operations ...................................        .14         .17          .42         .38
    Discontinued operations .................................        .02         .01          .01          --
    Gain on sale of discontinued operations .................         --          --          .10          --
                                                                  ------      ------       ------      ------
    Net income per common share .............................        .16         .18          .53         .38

-----------
(1)Net income (loss) per common share calculations for each of the quarters is based on the average common shares outstanding for each period.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    IDENTIFICATION OF DIRECTORS

The information called for in this item is incorporated by reference from the Company's 1999 definitive proxy statement (under the caption "Board of Directors") to be filed with the Securities and Exchange Commission by April 9, 1999 (the "1999 Proxy Statement").

    IDENTIFICATION OF EXECUTIVE OFFICERS

The information called for in this item is incorporated by reference from the Company's 1999 Proxy Statement (under the caption "Management").

ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference from the Company's 1999 Proxy Statement (under the caption "Executive Compensation").

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this item is incorporated by reference from the Company's 1999 Proxy Statement (under the caption "Security Ownership of Certain Beneficial Owners and Management").

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is incorporated by reference from the Company's 1999 Proxy Statement (under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions").


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS AND SCHEDULES

    FINANCIAL STATEMENTS.

    Consolidated Financial Statements for the three years ended December 31, 1998.

                                                                       PAGE
                                                                      -------
        Report of Ernst & Young LLP,  Independent Auditors ......          20
        Consolidated Balance Sheets .............................     21 - 22
        Consolidated Statements of Income .......................          23
        Consolidated Statements of Stockholders' Equity (Deficit)          24
        Consolidated Statements of Cash Flows ...................          25
        Notes to Consolidated Financial Statements ..............     26 - 39

All financial statements required to be filed as part of this Annual Report on Form 10-K are filed under "Item 8. Financial Statements and Supplementary Data."

FINANCIAL STATEMENT SCHEDULES

                                                                       PAGE
                                                                       ----
        Schedule II -- Valuation and Qualifying Accounts..........      46

Note: All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(B) REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 31, 1998.


EXHIBITS

     EXHIBIT
     NUMBER                DESCRIPTION OF EXHIBIT
     ------                ----------------------
     3.1          Restated Certificate of Incorporation of WestPoint Stevens
                  Inc., as currently in effect, incorporated by reference to
                  Exhibit 3(b) to the Registration Statement on Form S-4
                  (Commission File No. 333-59817) filed by the Company with the
                  Securities and Exchange Commission on August 4, 1998.

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

     4 Form 15 (Commission File No. 0-21496) filed by the Company with the Commission on May 25, 1995, incorporated by reference herein.

     10.1         Rights Agreement, dated as of September 16, 1992, between the
                  Company, The Bank of New York, as rights agent, as amended by Amendment No. 1 to Rights Agreement, dated as of March 12,
                  1993, and Amendment No. 2 to Rights Agreement, dated as of
                  December 10, 1993, incorporated by reference to the Registration Statement on Form 10/A (Commission File No.
                  0-21496) filed by the Company on January 6, 1994.

     10.2 Form of Restated Plan Registration Rights Agreement dated as of May 7, 1993, among the Company and the Existing Holders (as defined therein), incorporated by reference to the Registration Statement on Form 10 (Commission File No.
                  0-21496) filed by the Company on July 1, 1993.

     10.3         Form of Registration Rights Agreement, dated as of May 7,
                  1993, among the Company and the Purchaser (as defined therein) incorporated by reference to Exhibit 1 to the Form of Securities Purchase Agreement filed as Exhibit 10.13 to the
                  Registration Statement on Form 10 (Commission File No.
                  0-21496) filed by the Company with the Commission on July 1, 1993.

     10.4         Amended and Restated Credit Agreement, dated as of May 7,
                  1993, by and among West Point-Pepperell, Inc., the banks listed on the signature pages thereof, Bankers Trust Company, as administrative agent, and The Chase Manhattan Bank, N.A.,
                  Citicorp USA, Inc., NationsBank of North Carolina, Inc., The
                  Bank of New York and The Bank of Nova Scotia, as co-agents, incorporated by reference to the Registration Statement on Form 10 (Commission File No. 0-21496) filed by Valley Fashions
                  Corp. with the Commission on July 1, 1993.

     10.5         Employment Agreement, dated as of March 8, 1993, between West
                  Point-Pepperell, Inc. and Holcombe T. Green, Jr., together with Letter, dated as of March 8, 1993, from the Company to Holcombe T. Green, Jr., incorporated by reference to the Registration Statement on Form 10 (Commission File No.
                  0-21496) filed by Valley Fashions Corp. (since renamed
                  WestPoint Stevens Inc.) with the Commission on July 1, 1993.

     EXHIBIT
     NUMBER                DESCRIPTION OF EXHIBIT
     ------                ----------------------
     10.6         Employment Agreement, dated as of April 1, 1993, between West
                  Point-Pepperell, Inc. and Morgan M. Schuessler, together with
                  Letter, dated as of April 1, 1993, from the Company to Morgan
                  M. Schuessler, incorporated by reference to the Registration
                  Statement on Form 10 (Commission File No. 0-21496) filed by
                  Valley Fashions Corp. (since renamed WestPoint Stevens Inc.)
                  with the Commission on July 1, 1993.

     10.7         Employment Agreement, dated as of February 1, 1993, between
                  West Point-Pepperell, Inc. and Joseph L. Jennings, Jr., incorporated by reference to the Registration Statement on Form 10 (Commission File No. 0-21496) filed by the Company with the Commission on July 1, 1993.

     10.8         Employment Agreement, dated as of March 8, 1993, between West
                  Point-Pepperell, Inc. and Thomas J. Ward, incorporated by reference to the Registration Statement on Form 10 (Commission
                  File No. 0-21496) filed by the Company with the Commission on July 1, 1993.

     10.9 Form of directors and officers Indemnification Agreement with West Point-Pepperell, Inc., incorporated by reference to the Registration Statement on Form S-1 (Commission File No.
                  33-69858) filed by the Company with the Commission on October
                  1, 1993.

     10.10 1993 Management Stock Option Plan, incorporated by reference to the Registration Statement on Form 10 (Commission File No.
                  0-21496) filed by the Company with the Commission on July 1, 1993.

     10.11 Description of 1993 Senior Management Incentive Plan, incorporated by reference to the Company's 1994 Proxy
                  Statement (Commission File No. 0-21496) filed by the Company with the Commission.

     10.12        West Point-Pepperell, Inc. Supplemental Retirement Plan for
                  Eligible Executives, as amended, incorporated by reference to the Schedule 14D-9 dated November 3, 1988 (Commission File No.
                  1-4490) filed by West Point-Pepperell, Inc. with the Commission.

     10.13        West Point-Pepperell, Inc. Supplemental Executive Retirement
                  Plan, as amended, incorporated by reference to the Schedule
                  14D-9 dated November 3, 1988 (Commission File No. 1-4490) filed by West Point-Pepperell, Inc. with the Commission.

     10.14        Credit Agreement, dated as of December 1, 1993, among Valley
                  Fashions Corp., Bankers Trust Company as Administrative Agent, the Co-Agents parties thereto and the other financial institutions parties thereto as amended on December 10, 1993, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Commission File
                  No. 0-21496) filed by the Company with the Commission.

     10.15        Form of Securities Purchase Agreement, dated as of March 12,
                  1993, among the Company, New Street Capital Corporation,
                  Magten Asset Management Corporation and each Other Holder (as defined therein), incorporated by reference to the Registration Statement on Form 10 (Commission File No.
                  0-21496) filed by the Company with the Commission on July 1, 1993.

     10.16 Amended and Restated Credit Agreement dated November 23, 1994, among the Company, NationsBank of North Carolina, N.A. as
                  Administrative Agent, the Co-Agents parties thereto and the other financial institutions parties thereto, incorporated by reference to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994 (Commission File No. 0-21496) filed by the Company with the Commission.

     10.17        WestPoint Stevens Inc. 1994 Non-Employee Directors Stock
                  Option Plan, incorporated by reference to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994
                  (Commission File No. 0-21496) filed by the Company with the Commission.

     10.18        WestPoint Stevens Inc. Amended and Restated 1994 Non-Employee
                  Directors Stock Option Plan, incorporated by reference to the Form 10-Q for the quarterly period ended June 30, 1995
                  (Commission File No. 0-21496) filed by the Company with the Commission on August 9, 1995.

     EXHIBIT
     NUMBER                DESCRIPTION OF EXHIBIT
     ------                ----------------------
     10.19        Description of Senior Management Incentive Plan, incorporated by reference to the Company's 1995 Proxy Statement (Commission
                  File No. 0-21496) filed by the Company with the Commission on
                  April 7, 1995.

     10.20 WestPoint Stevens Inc. 1995 Key Employee Stock Bonus Plan, incorporated by reference to the Registration Statement Form
                  S-8 (Registration No. 33-95580) filed by the Company on August
                  11, 1995.

     10.21        Amendment Agreement dated December 4, 1995 among the Company,
                  NationsBank, N.A., The Bank of New York, The First National
                  Bank of Boston, The First National Bank of Chicago, The Nippon
                  Credit Bank, Ltd., Wachovia Bank of Georgia, N.A., Trust
                  Company Bank, AmSouth Bank of Alabama and ABN AMRO Bank, N.V., incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File
                  No. 0-21496) filed by the Company with the Commission.

     10.22 Form of directors and officers Indemnification Agreement with the Company, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995
                  (Commission File No. 0-21496) filed by the Company with the Commission.

     10.23        WestPoint Stevens Inc. 1995 Key Employee Stock Bonus Plan (As
                  Amended), incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995
                  (Commission File No. 0-21496) filed by the Company with the Commission.

     10.24        Second Amendment and Waiver Agreement dated as of January 23,
                  1997, among the Company, NationsBank, N.A. (formerly known as
                  NationsBank of North Carolina, N.A., the Bank of New York, The
                  First National Bank of Boston, The First National Bank of
                  Chicago, The Nippon Credit Bank, Ltd., Wachovia Bank of
                  Georgia, N.A., SunTrust Bank, Atlanta (formerly known as Trust
                  Company Bank), AmSouth Bank of Alabama, and ABN AMRO Bank,
                  N.V., incorporated by reference to the Annual Report on Form
                  10-K/A for the fiscal year ended December 31, 1996 (Commission
                  File No. 0-21496) filed by the Company with the Commission.

     10.25        Credit Agreement dated as of January 23, 1997, among WestPoint
                  Stevens (UK) Limited, P.J. Flower & Co. Limited, as the
                  Borrowers, the Company as Guarantor, the several lenders identified on the signature pages thereto and such other lenders as may from time to time become a party thereto and NationsBank, N.A., as agent for the Lenders, incorporated by reference to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 (Commission File No. 0-21496) filed by the Company with the Commission.

     10.26        First Amendment to the WestPoint Stevens Inc. Supplemental
                  Retirement Plan dated as of September 6, 1996, incorporated by reference to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 (Commission File No. 0-21496) filed by the Company with the Commission.

     10.27        Employment Agreement effective January 1, 1997 between the
                  Company and Joseph L. Jennings superseding the Employment
                  Agreement of February 1, 1993, incorporated by reference to the Annual Report on Form 10-K/A for the fiscal year ended
                  December 31, 1996 (Commission File No. 0-21496) filed by the
                  Company with the Commission.

     10.28 WestPoint Stevens Inc. Omnibus Stock Incentive Plan, incorporated by reference to the Company's 1997 Proxy
                  Statement for the fiscal year ended December 31, 1996
                  (Commission File No. 0-21496) filed by the Company with the Commission.

     10.29        Third Amendment Agreement, dated as of May 22, 1997, among the
                  Company, as Borrower, NationsBank, N.A. (formerly known as
                  NationsBank of North Carolina, N.A.), The Bank of New York,
                  The First National Bank of Boston, The First National Bank of
                  Chicago, Scotiabank Inc., Wachovia Bank of Georgia, N.A.,
                  SunTrust Bank, Atlanta, AmSouth Bank of Alabama, and ABN AMRO
                  Bank, N.V., incorporated by reference to the Form 10-Q for the quarterly period ended June 30, 1997 (Commission File No.
                  0-21496) filed by the Company with the Commission.

     EXHIBIT
     NUMBER                DESCRIPTION OF EXHIBIT
     ------                ----------------------
     10.30        Stock Purchase Agreement by and among Dyersburg Corporation, as Purchaser, Alamac Sub Holdings Inc., as Seller, AIH Inc.
                  and Company dated as of July 15, 1997, incorporated by
                  reference to the Current Report on Form 8-K (Commission File
                  No. 0-21496) filed by the Company with the Commission on
                  September 11, 1997.

     10.31        Supplemental Agreement relating to Phase II Environmental
                  Investigation among Alamac Sub Holdings Inc., AIH Inc.,
                  Company and Dyersburg Corporation dated as of July 15, 1997, incorporated by reference to the Current Report on Form 8-K
                  (Commission File No. 0-21496) filed by the Company with the Commission on September 11, 1997.

     10.32        Amendment to Stock Purchase Agreement among Alamac Sub
                  Holdings Inc., AIH Inc., Company and Dyersburg Corporation dated as of August 15, 1997, incorporated by reference to the Current Report on Form 8-K (Commission File No. 0-21496) filed by the Company with the Commission on September 11, 1997.

     10.33        Supplemental Environmental Indemnity among Alamac Sub Holdings
                  Inc., AIH Inc., Company and Dyersburg Corporation dated as of
                  August 20, 1997, incorporated by reference to the Current
                  Report on Form 8-K (Commission File No. 0-21496) filed by the
                  Company with the Commission on September 11, 1997.

     10.34        Second Supplemental Environmental Indemnity among Alamac Sub
                  Holdings Inc., AIH Inc., Company and Dyersburg Corporation dated as of August 27, 1997, incorporated by reference to the Current Report on Form 8-K (Commission File No. 0-21496) filed by the Company with the Commission on September 11, 1997.

     10.35        Assignment and Assumption Agreement among Company (the
                  "Assignor"), Alamac Knit Fabrics, Inc. (the "Assignee") and
                  Dyersburg Corporation dated as of August 27, 1997, incorporated by reference to the Current Report on Form 8-K
                  (Commission File No. 0-21496) filed by the Company with the Commission on September 11, 1997.

     10.36 Letter Amendment Agreement, dated as of July 22, 1997, among the Company, as Borrower, NationsBank, N.A. (formerly known as
                  NationsBank of North Carolina, N.A.), The Bank of New York,
                  BankBoston, N.A. (formerly known as The First National Bank of
                  Boston), The First National Bank of Chicago, Scotiabank Inc.,
                  Wachovia Bank of Georgia, N.A., SunTrust Bank, Atlanta,
                  AmSouth Bank of Alabama and ABN AMRO Bank, N.A., incorporated by reference to the Form 10-Q for the quarterly period ended
                  September 30, 1997 (Commission File No. 0-21496) filed by the
                  Company with the Commission.

     10.37 Letter Amendment Agreement, dated as of August 5, 1997, among the Company, as Borrower, NationsBank, N.A. (formerly known as
                  NationsBank of North Carolina, N.A.), The Bank of New York,
                  BankBoston, N.A. (formerly known as The First National Bank of
                  Boston), The First National Bank of Chicago, Scotiabank Inc.,
                  Wachovia Bank of Georgia, N.A., SunTrust Bank, Atlanta,
                  AmSouth Bank of Alabama, and ABN AMRO Bank, N.V., incorporated by reference to the Form 10-Q for the quarterly period ended
                  September 30, 1997 (Commission File No. 0-21496) filed by the
                  Company with the Commission.

     10.38 Indenture dated as of June 9, 1998, between the Company and The Bank of New York, as trustee, for the 7-7/8% Senior Notes due 2005, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-4 (Commission File No.
                  333-59817) filed by the Company with the Commission.

     10.39        Form of Old 7-7/8% Senior Notes due 2005 (included in the
                  Indenture incorporated by reference as Exhibit 10.38), incorporated by reference to Exhibit 4(b) to Registration
                  Statement on Form S-4 (Commission File No.
                  333-59817) filed by the Company with the Commission.

     10.40        Form of Exchange 7-7/8% Senior Notes due 2005 (included in the
                  Indenture incorporated by reference as Exhibit 10.38), incorporated by reference to Exhibit 4(c) to Registration
                  Statement on Form S-4 (Commission File No. 333-59817) filed by the Company with the Commission.

     EXHIBIT
     NUMBER                DESCRIPTION OF EXHIBIT
     ------                ----------------------
     10.41        Registration Rights Agreement dated as of June 9, 1998 among the Company and the Initial Purchasers with respect to the
                  Senior Notes due 2005, incorporated by reference to Exhibit
                  4(d) to Registration Statement on Form S-4 (Commission File
                  No. 333-59817) filed by the Company with the Commission.

     10.42 Indenture for the 7-7/8% Senior Notes due 2008 dated as of June 9, 1998 between the Company and the Bank of New York, as
                  Trustee, incorporated by reference to Exhibit 4(e) to Registration Statement on Form S-4 (Commission File No.
                  333-59817) filed by the Company with the Commission.

     10.43        Form of Old 7-7/8% Senior Notes due 2008 (included in the
                  Indenture incorporated by reference as Exhibit 10.42), incorporated by reference to Exhibit 4(f) to Registration
                  Statement on Form S-4 (Commission File No.
                  333-59817) filed by the Company with the Commission.

     10.44        Form of Exchange 7-7/8% Senior Notes due 2008 (included in the
                  Indenture incorporated by reference as Exhibit 10.42), incorporated by reference to Exhibit 4(g) to Registration
                  Statement on Form S-4 (Commission File No. 333-59817) filed by the Company with the Commission.

     10.45        Registration Rights Agreement dated June 9, 1998 among the
                  Company and the Initial Purchasers with respect to the Senior
                  Notes due 2008, incorporated by reference to Exhibit 4(h) to Registration Statement on Form S-4 (Commission File No.
                  333-59817) filed by the Company with the Commission.

     10.46 Letter Amendment Agreement, dated as of July 31, 1998, among the Company, WestPoint Stevens (UK) Limited, WestPoint Stevens
                  (Europe) Limited, NationsBank., N.A., as agent and other financial institutions party thereto, incorporated by reference to the Form 10-Q for the quarterly period ended
                  September 30, 1998 (Commission File No. 0-21496) filed by the
                  Company with the Commission.

     10.47 Letter Amendment Agreement, dated as of October 7, 1998 among the Company, WestPoint Stevens (UK) Limited, WestPoint Stevens
                  (Europe) Limited, NationsBank, N.A., as agent and other financial institutions party thereto.

     10.48        Amendment dated October 29, 1998 to the WestPoint Stevens Inc.
                  1995 Key Employee Stock Bonus Plan (As Amended).

     10.49 Receivables Purchase Agreement dated as of December 18, 1998, by and between the Company and WPS Receivables Corporation.

     10.50 Non-Negotiable Promissory Note, dated as of December 18, 1998, by WPS Receivables Corporation in favor of the Company.

     10.51        Asset Interest Transfer Agreement, dated as of December 18,
                  1998, among WPS Receivables Corporation, the Company, Blue
                  Ridge Funding Corporation and Wachovia Bank, N.A.

     21           List of Subsidiaries of the Registrant.

     23.1         Consent of Ernst & Young  LLP, independent auditors.

     27.1         Financial Data Schedule for the period ended December 31, 1998
                  (for SEC use only)

                             WESTPOINT STEVENS INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                                     ADDITIONS
                                        BALANCE AT   CHARGED TO                                   BALANCE AT
                                       BEGINNING OF  COSTS AND                       OTHER          END OF
                                         PERIOD       EXPENSES       DEDUCTIONS   ADJUSTMENTS(3)  PERIOD (4)
                                         ------       --------       ----------   --------------  ----------
Year Ended December 31, 1998
   Accounts receivable allowances:
      Doubtful accounts ............     $13,137      $ 1,627         $1,506(1)     $   90        $13,348
      Cash and/or trade discounts
          and returns and allowances       5,076          334(2)          --           493          5,903
                                         -------      -------         ------        ------        -------
                                         $18,213      $ 1,961         $1,506        $  583        $19,251
                                         =======      =======         ======        ======        =======

    Inventory reserves:
      Market and obsolescence ......     $21,050      $ 4,176(2)      $   --        $1,900        $27,126
                                         =======      =======         ======        ======        =======



Year Ended December 31, 1997
   Accounts receivable allowances:
      Doubtful accounts ............     $12,536      $ 1,555         $1,001(1)     $   47        $13,137
      Cash and/or trade discounts
          and returns and allowances       4,429          428(2)          --           219          5,076
                                         -------      -------         ------        ------        -------
                                         $16,965      $ 1,983         $1,001        $  266        $18,213
                                         =======      =======         ======        ======        =======

    Inventory reserves:
      Market and obsolescence ......     $15,599      $ 2,252(2)      $   --        $3,199        $21,050
                                         =======      =======         ======        ======        =======



Year Ended December 31, 1996
   Accounts receivable allowances:
      Doubtful accounts ............     $12,107      $   615         $  186(1)     $   --        $12,536
      Cash and/or trade discounts
         and returns and allowances        5,360         (931)(2)         --            --          4,429
                                         -------      -------         ------        ------        -------
                                         $17,467      $  (316)        $  186        $   --        $16,965
                                         =======      =======         ======        ======        =======

    Inventory reserves:
      Market and obsolescence ......     $16,810      $(1,211)(2)     $   --        $   --        $15,599
                                         =======      =======         ======        ======        =======


(1)Accounts written off, less recoveries of accounts previously written off.
(2)Net change.
(3)Additions relate to acquisitions closed during the period.
(4)Reserves are deducted from assets to which they apply.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             WESTPOINT STEVENS INC.
                                             (Registrant)


                                             By /s/ Holcombe T. Green, Jr.
                                               --------------------------------
                                                Holcombe T. Green, Jr.
                                                Chairman of the Board and Chief
                                                Executive Officer

                                                March 31, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Holcombe T. Green, Jr.                                 By /s/ Morgan M. Schuessler
  ------------------------------------------                    -----------------------------------------------
   Holcombe T. Green, Jr.                                        Morgan M. Schuessler
   Chairman of the Board and Chief Executive                     Executive Vice President/Finance
   Officer (principal executive officer)                         and Chief Financial Officer
                                                                 (principal financial officer)

   March 31, 1999                                                March 31, 1999



By /s/ Thomas J. Ward                                         By /s/ J. Nelson Griffith
  ------------------------------------------                    -----------------------------------------------
   Thomas J. Ward                                                J. Nelson Griffith
   President and Chief Operating Officer                         Controller
                                                                 (principal accounting officer)

   March 31, 1999                                                March 31, 1999



By /s/ Hugh M. Chapman                                        By /s/ M. Katherine Dwyer
  ------------------------------------------                    -----------------------------------------------
   Hugh M. Chapman                                               M. Katherine Dwyer
   Director                                                      Director

   March 31, 1999                                                March 31, 1999

By /s/ John G. Hudson                                         By /s/ Charles W. McCall
  ------------------------------------------                    -----------------------------------------------
   John G. Hudson                                                Charles W. McCall
   Director                                                      Director

   March 31, 1999                                                March 31, 1999



By /s/ Gerald B. Mitchell    .                                By /s/ Phillip Siegel
  ------------------------------------------                    -----------------------------------------------
   Gerald B. Mitchell                                            Phillip Siegel
   Director                                                      Director

   March 31, 1999                                                March 31, 1999



By /s/ John F. Sorte
  ------------------------------------------
   John F. Sorte
   Director

   March 31, 1999