Form 10-Q
period 1999-03-31
WESTPOINT STEVENS INC
filed 1999-05-13
CIK 852952

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                               Yes   X      No
                                  -------      --------

Common shares outstanding at April 30, 1999: 55,683,442 shares of Common Stock, $.01 par value.

                                      INDEX

                                                                                               PAGE NO.
PART I.           FINANCIAL INFORMATION


                  Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets:
                           March 31, 1999 (Unaudited) and
                           December 31, 1998                                                          3

                  Condensed Consolidated Statements of
                           Income (Unaudited); Three Months
                           Ended March 31, 1999 and March 31, 1998                                    4

                  Condensed Consolidated Statements of Cash
                           Flows (Unaudited); Three Months
                           Ended March 31, 1999 and Three
                           Months Ended March 31, 1998                                                5

                  Condensed Consolidated Statements of
                           Stockholders' Equity (Deficit) (Unaudited);
                           Three Months Ended March 31, 1999                                          6

                  Notes to Condensed Consolidated Financial
                           Statements (Unaudited)                                                 7 - 8


                  Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                         9 - 15

PART II.          OTHER INFORMATION


                  Item 1.  Legal Proceedings                                                         16


                  Item 4.  Submission of Matters to a Vote of Security Holders                       17


                  Item 6.  Exhibits and Reports on Form 8-K                                          17

                             WESTPOINT STEVENS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                        MARCH 31,      DECEMBER 31,
                                                          1999             1998
                                                       -----------     -----------
                                                       (UNAUDITED)
ASSETS
Current Assets
     Cash and cash equivalents ....................    $       468     $       527
     Accounts receivable ..........................         87,383          70,086
     Inventories ..................................        417,814         381,022
     Prepaid expenses and other current assets ....         18,500          18,051
                                                       -----------     -----------
Total current assets ..............................        524,165         469,686

Property, Plant and Equipment, net ................        767,095         776,939

Other Assets
     Deferred financing fees ......................         20,416          21,102
     Prepaid pension and other assets .............         52,423          52,257
     Goodwill .....................................         70,804          71,227
                                                       -----------     -----------
                                                       $ 1,434,903     $ 1,391,211
                                                       ===========     ===========



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
     Senior Credit Facility .......................    $   105,355     $    60,400
     Accrued interest payable .....................         23,740           4,777
     Trade accounts payable .......................         64,958          85,908
     Other accounts payable and accrued liabilities        147,031         140,423
                                                       -----------     -----------
Total current liabilities .........................        341,084         291,508

Long-Term Debt ....................................      1,275,000       1,275,000

Noncurrent Liabilities
     Deferred income taxes ........................        241,766         236,328
     Other liabilities ............................         74,477          75,827
                                                       -----------     -----------
Total noncurrent liabilities ......................        316,243         312,155

Stockholders' Equity (Deficit) ....................       (497,424)       (487,452)
                                                       -----------     -----------
                                                       $ 1,434,903     $ 1,391,211
                                                       ===========     ===========

                             See accompanying notes

                             WESTPOINT STEVENS INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
Net sales ................................................    $441,517    $398,706
Cost of goods sold .......................................     328,038     299,185
                                                              --------    --------

     Gross earnings ......................................     113,479      99,521

Selling, general and administrative expenses .............      64,185      55,088
                                                              --------    --------

     Operating earnings ..................................      49,294      44,433

Interest expense .........................................      24,254      25,704
Other expense, net .......................................         590         401
                                                              --------    --------

     Income before income tax expense ....................      24,450      18,328
Income tax expense .......................................       8,825       6,625
                                                              --------    --------

     Net income ..........................................    $ 15,625    $ 11,703
                                                              ========    ========

Basic net income per common share ........................    $    .28    $    .20
                                                              ========    ========

Diluted net income per common share ......................    $    .27    $    .19
                                                              ========    ========


Basic average common shares outstanding ..................      55,876      58,919
     Dilutive effect of stock options and stock bonus plan       1,677       1,991
                                                              --------    --------
Diluted average common shares outstanding ................      57,553      60,910
                                                              ========    ========


                             See accompanying notes

                             WESTPOINT STEVENS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         -----------------------
                                                           1999           1998
                                                         ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income .....................................    $  15,625     $  11,703
     Adjustment to reconcile net income to net cash
         provided by (used for) operating activities:
           Depreciation and other amortization ......       22,973        20,353
           Deferred income taxes ....................        7,458         5,529
           Changes in working capital ...............      (47,334)      (34,539)
           Other - net ..............................         (537)          389
                                                         ---------     ---------
Net cash provided by (used for) operating activities        (1,815)        3,435
                                                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ...........................      (12,799)      (19,382)
     Net proceeds from sale of assets ...............          102           209
                                                         ---------     ---------
Net cash used for investing activities ..............      (12,697)      (19,173)
                                                         ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Senior Credit Facility:
           Borrowings ...............................      254,000       232,500
           Repayments ...............................     (209,045)     (182,469)
     Principal payments on long-term debt ...........           --        (3,750)
     Net proceeds from Trade Receivables Program ....           --        (7,835)
     Purchase of common stock for treasury ..........      (31,665)      (31,549)
     Proceeds from issuance of common stock .........        1,163         1,281
                                                         ---------     ---------
Net cash provided by financing activities ...........       14,453         8,178
                                                         ---------     ---------
Net decrease in cash and cash equivalents ...........          (59)       (7,560)
Cash and cash equivalents at beginning of period ....          527        17,433
                                                         ---------     ---------

Cash and cash equivalents at end of period ..........    $     468     $   9,873
                                                         =========     =========


                             See accompanying notes

                             WESTPOINT STEVENS INC.

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)





                                                             COMMON
                                                             STOCK
                                                           AND CAPITAL
                                                               IN                                           ACCUMULATED
                                                            EXCESS OF                                         OTHER
                                                   COMMON      PAR        TREASURY STOCK      ACCUMULATED  COMPREHENSIVE
                                                   SHARES     VALUE     SHARES      AMOUNT      DEFICIT     INCOME (LOSS)   TOTAL
                                                ---------  -----------  -------   ----------  -----------  -------------  ---------
Balance, December 31, 1998.....................    70,862   $343,437    (14,577)  $(242,844)  $(585,115)     $(2,930)     $(487,452)
  Comprehensive income:
     Net income................................         -          -          -           -      15,625            -         15,625
     Foreign currency translation adjustment...                                                                   302           802
                                                                                                                           --------
  Comprehensive income.........................                                                                              15,927
                                                                                                                           --------
  Exercise of management stock options
     including tax benefit.....................       224      2,640        (41)     (1,178)          -            -          1,462
  Issuance of stock pursuant to Stock
     Bonus Plan including tax benefit..........         -      1,676        242       2,628           -            -          4,304
  Purchase of treasury shares..................         -          -     (1,158)    (31,665)          -            -        (31,665)
                                                ---------   --------    -------    --------    ---------      -------      --------

Balance, March 31, 1999........................    71,086   $347,753    (15,534)  $(273,059)  $(569,490)     $(2,628)     $(497,424)
                                                =========   ========    =======   ==========  =========      =======      =========





                             See accompanying notes

                             WESTPOINT STEVENS INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Effective January 1, 1999, the Company adopted Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and the impact on its financial statements was immaterial. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for WestPoint Stevens Inc. (the "Company") for the year ended December 31, 1998.


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

Inventories consisted of the following at March 31, 1999 and December 31, 1998 (in thousands of dollars):

                                               MARCH 31,           DECEMBER 31,
                                                 1999                 1998
                                               ---------           ------------
      [S]                                      [C]                 [C]
      Finished goods                           $204,923            $170,896
      Work in progress                          163,142             160,995
      Raw materials and supplies                 56,022              59,466
      LIFO reserve                               (6,273)            (10,335)
                                              ---------            --------
                                               $417,814            $381,022
                                              =========            ========

                             WESTPOINT STEVENS INC.


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



3.  INDEBTEDNESS AND FINANCIAL ARRANGEMENTS

Indebtedness is as follows (in thousands of dollars):

                                      MARCH 31,   DECEMBER 31,
                                        1999          1998
                                     ----------    ----------
      Short-term indebtedness
      Senior Credit Facility
            Revolver                 $  105,355    $   60,400
                                     ==========    ==========

      Long-term indebtedness
      Senior Credit Facility
            Revolver                 $  275,000    $  275,000
      7 7/8% Senior Notes due 2005      525,000       525,000
      7 7/8% Senior Notes due 2008      475,000       475,000
                                     ----------    ----------
                                     $1,275,000    $1,275,000
                                     ==========    ==========


At March 31, 1999 and December 31, 1998, $145.0 million of accounts receivable had been sold pursuant to a trade receivables program (the "Trade Receivables Program") and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

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

Status of Progress in Becoming Year 2000 Compliant

The Company is on schedule with its plan for addressing the Year 2000 Issue. By March 1, 1999, the Company had determined that 95% of its systems were Year 2000 compliant and has completed an assessment, remediation and testing of its most critical systems. All implementation is expected to be completed by June 30, 1999. The Company will include the Year 2000 Issue as part of its disaster recovery testing throughout the remainder of 1999.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



YEAR 2000 (CONTINUED)

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

Costs, Risks and Contingency Plans for the Year 2000 Issue

The Company has and will continue to utilize both internal and external resources to reprogram, or replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $650,000 and is being funded through operating cash flows. Of that amount, the Company estimates it has incurred approximately $600,000 to date, related to all phases of the Year 2000 project and not related to the systems improvement project started in 1994.

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



YEAR 2000 (CONTINUED)

Costs, Risks and Contingency Plans for the Year 2000 Issue (continued)

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

The Company is updating its contingency plans based on the current status of its progress toward becoming Year 2000 compliant. Contingency plans will continue to address potential needs during the actual transition of operations on January 1, 2000. In addition, the Company is planning the development of a Year 2000 business continuity plan for its critical business functions which will include potential failure by critical third parties to address the Year 2000 Issue.

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

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS:  THREE MONTHS ENDED MARCH 31, 1999

The table below is a summary of the Company's operating results for the three months ended March 31, 1999 and March 31, 1998 (in millions of dollars and as percentages of net sales).


                                                                                            THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                        ---------------------------
                                                                                          1999               1998
                                                                                        --------           --------
Net sales..............................................................                  $441.5             $398.7

Gross earnings.........................................................                  $113.5             $ 99.5

Operating earnings.....................................................                  $ 49.3             $ 44.4

Interest expense.......................................................                  $ 24.3             $ 25.7

Net income.............................................................                  $ 15.6             $ 11.7


Gross margins..........................................................                    25.7%              25.0%

Operating margins......................................................                    11.2%              11.1%

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS:  THREE MONTHS ENDED MARCH 31, 1999 (CONTINUED)

NET SALES. Net sales for the three months ended March 31, 1999 increased $42.8 million, or 10.7%, to $441.5 million compared with net sales of $398.7 million for the three months ended March 31, 1998. Excluding the sales of Liebhardt Mills, which was acquired during the fourth quarter of 1998, net sales increased 7.2%. The increase in net sales resulted primarily from higher unit volume in the 1999 period compared with the 1998 period and the acquisition of Liebhardt Mills.

GROSS EARNINGS/MARGINS. Gross earnings for the three months ended March 31, 1999 of $113.5 million increased $14 million, or 14%, compared with $99.5 million for the same period of 1998 and reflect gross margins of 25.7% in the 1999 period and 25% in the 1998 period. Gross earnings and margins increased in the first quarter of 1999 primarily as a result of the increase in unit volume and a better mix of products sold.

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses increased by $9.1 million, or 16.5%, in the first quarter of 1999 compared with the same period last year, and as a percentage of net sales represent 14.5% in the 1999 period and 13.8% in the 1998 period. The increase in selling, general and administrative expenses in the first quarter of 1999 was due primarily to the acquisition of Liebhardt Mills along with higher advertising expense and warehousing/shipping expense related to the higher unit volume.

Operating earnings for the three months ended March 31, 1999 were $49.3 million, or 11.2% of sales, and increased $4.9 million, or 10.9%, compared with operating earnings of $44.4 million, or 11.1% of sales, for the same period of 1998. The increase resulted from the increase in gross earnings offset somewhat by the increase in selling, general and administrative expenses discussed above.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 1999 of $24.3 million decreased $1.4 million compared with interest expense for the three months ended March 31, 1998. The decrease was due primarily to lower interest rates as a result of the refinancing transactions in the second quarter of 1998 offset somewhat by higher average debt levels in the 1999 first quarter compared with the corresponding 1998 average debt levels.

OTHER EXPENSE, NET. Other expense, net in the first quarter of 1999 of $0.6 million increased $0.2 million compared with the 1998 period and consists primarily of the amortization of deferred financing fees of $0.7 million in the 1999 period and $1 million in the 1998 period less certain miscellaneous income items in both years.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS:  THREE MONTHS ENDED MARCH 31, 1999 (CONTINUED)

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

NET INCOME. Net income for the first quarter of 1999 was $15.6 million, or $.27 per share diluted, compared with net income of $11.7 million, or $.19 per share diluted, for the same period of last year.

Diluted per share amounts are based on 57.6 million and 60.9 million average shares outstanding for the 1999 and 1998 periods, respectively. The decrease in the average shares outstanding was primarily the result of the purchase by the Company of shares under the stock repurchase programs.


EFFECTS OF INFLATION

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are expected to be cash from its operations and funds available under the Senior Credit Facility. At April 30, 1999, the maximum commitment under the Senior Credit Facility was $575 million and the Company had unused borrowing availability under the Senior Credit Facility totaling approximately $190 million. The Senior Credit Facility contains covenants which, among other things, limit indebtedness and require the maintenance of certain financial ratios and minimum net worth as defined. The Company has commitments to increase the bank revolver with its current banks from $575 million to $800 million, and the transaction is expected to be completed in the second quarter of 1999. The conditions of the increased revolver will continue as previously stated, including the revolver expiration date of November 30, 2004. The increased borrowing availability is to support the Company's growth plans and strategy in the future, if required.

The Company's principal uses of cash for the next several years will be operating expenses, capital expenditures and debt service requirements related primarily to interest payments. The Company spent approximately $147.5 million in 1998 on capital expenditures and intends to invest approximately $175 million in 1999 including the recently announced approximate 12% increase in towel capacity approved by the Company's Board of Directors. The Board of Directors also approved the payment of an initial quarterly cash dividend of $.02 per share.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

During the first three months of 1999, the Company purchased approximately 1.2 million shares under its various stock repurchase programs, at an average price of $27.33 per share. In February 1999, the Board of Directors approved the purchase of up to three million additional shares of the Company's common stock, subject to the Company's debt limitations, which brings the total shares that have been approved for purchase to nineteen million shares. At March 31, 1999, approximately 3.8 million shares remained to be purchased under these programs.

The Company, through a "bankruptcy remote" receivables subsidiary, has a Trade Receivables Program which provides for the sale of accounts receivable, on a revolving basis. At March 31, 1999 and December 31, 1998, $145 million had been sold under this program and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The cost of the Trade Receivables Program in 1999 is estimated to total approximately $7.6 million, compared with $6.5 million in 1998, and will be charged to selling, general and administrative expenses.

Debt service requirements for interest payments in 1999 are estimated to total approximately $101.8 million (excluding amounts related to the Trade Receivables Program) compared with interest payments of $107.7 million in 1998. The Company's long-term indebtedness has no scheduled principal payment requirement during 1999.

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

                             WESTPOINT STEVENS INC.


PART II - OTHER INFORMATION (CONTINUED)


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended March 31, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.)   Exhibits

      Exhibit
      Number                          Description of Exhibit
      -------                         ----------------------
      10.1                   Amendment dated February 11, 1999 to the
                             WestPoint Stevens 1995 Key Employee Stock
                             Bonus Plan (as amended).

      10.2                   Second Amendment dated February 11, 1999 to the
                             WestPoint Stevens Inc. Supplemental Retirement Plan.

      10.3                   Letter Amendment Agreement, dated as of March 16, 1999
                             among the Company, WestPoint Stevens (UK) Limited,
                             WestPoint Stevens (Europe) Limited, NationsBank, N.A.,
                             as agent and other financial institutions party thereto.

      27                     Financial Data Schedule (for SEC use only)




b.) No report on Form 8-K was filed by the Company during the quarter ended March 31, 1999.

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




                                        WESTPOINT STEVENS INC.
                                        ----------------------
                                              Registrant





Dated: May 13, 1999                         /s/ Morgan M. Schuessler
                                        ---------------------------------
                                              Morgan M. Schuessler
                                        Executive Vice President-Finance
                                           and Chief Financial Officer

                             WESTPOINT STEVENS INC.



                                  EXHIBIT INDEX


EXHIBIT                                                                                 PAGE
NUMBER                                                                                 NUMBER
-------                                                                                ------
10.1                  Amendment dated February 11, 1999 to the
                      WestPoint Stevens 1995 Key Employee Stock
                      Bonus Plan (as amended).

10.2 Second Amendment dated February 11, 1999 to the WestPoint Stevens Inc. Supplemental
                      Retirement Plan.

10.3                  Letter Amendment Agreement, dated as of
                      March 16, 1999 among the Company, WestPoint
                      Stevens (UK) Limited, WestPoint Stevens (Europe)
                      Limited, NationsBank, N.A., as agent and other financial institutions party thereto.

27                    Financial Data Schedule (for SEC use only)