Form 10-Q
period 1999-06-30
WESTPOINT STEVENS INC
filed 1999-08-11
CIK 852952

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                    Yes [X] No [ ]

Common shares outstanding at July 30, 1999: 55,676,467 shares of Common Stock, $.01 par value.

                                     INDEX


                                                                                     PAGE NO.
                                                                                     --------
PART I.            FINANCIAL INFORMATION


                   Item 1.  Financial Statements

                   Condensed Consolidated Balance Sheets:
                            June 30, 1999 (Unaudited) and
                            December 31, 1998                                             3

                   Condensed Consolidated Statements of
                            Income (Unaudited); Three and
                            Six Months Ended June 30, 1999
                            and June 30, 1998                                             4

                   Condensed Consolidated Statements of Cash
                            Flows (Unaudited); Six Months
                            Ended June 30, 1999 and
                            June 30, 1998                                                 5

                   Condensed Consolidated Statements of
                            Stockholders' Equity (Deficit) (Unaudited);
                            Six Months Ended June 30, 1999                                6

                   Notes to Condensed Consolidated Financial
                            Statements (Unaudited)                                    7 - 8


                   Item 2.  Management's Discussion and Analysis of
                            Financial Condition and Results of Operations            9 - 18


PART II.           OTHER INFORMATION

                   Item 1.  Legal Proceedings                                             19

                   Item 4.  Submission of Matters to a Vote of Security Holders           20

                   Item 6.  Exhibits and Reports on Form 8-K                              21

                             WESTPOINT STEVENS INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          JUNE 30,         DECEMBER 31,
                                                           1999                1998
                                                        ------------      -------------
                                                        (UNAUDITED)

ASSETS
Current Assets
     Cash and cash equivalents ....................      $       182       $       527
     Accounts receivable ..........................           89,260            70,086
     Inventories ..................................          461,121           381,022
     Prepaid expenses and other current assets ....           15,835            18,051
                                                         -----------       -----------
Total current assets ..............................          566,398           469,686

Property, Plant and Equipment, net ................          772,704           776,939

Other Assets
     Deferred financing fees ......................           20,837            21,102
     Prepaid pension and other assets .............           52,464            52,257
     Goodwill .....................................           70,347            71,227
                                                         -----------       -----------
                                                         $ 1,482,750       $ 1,391,211
                                                         ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
     Senior Credit Facility .......................      $   128,296       $    60,400
     Accrued interest payable .....................            4,177             4,777
     Trade accounts payable .......................           68,578            85,908
     Other accounts payable and accrued liabilities          161,791           140,423
                                                         -----------       -----------
Total current liabilities .........................          362,842           291,508

Long-Term Debt ....................................        1,275,000         1,275,000

Noncurrent Liabilities
     Deferred income taxes ........................          251,375           236,328
     Other liabilities ............................           72,779            75,827
                                                         -----------       -----------
Total noncurrent liabilities ......................          324,154           312,155

Stockholders' Equity (Deficit) ....................         (479,246)         (487,452)
                                                         -----------       -----------
                                                         $ 1,482,750       $ 1,391,211
                                                         ===========       ===========

                             See accompanying notes

                             WESTPOINT STEVENS INC.

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                               JUNE 30,                          JUNE 30,
                                                                        -----------------------       -----------------------
                                                                         1999            1998           1999           1998
                                                                        --------      ---------       --------      ---------
Net sales ........................................................      $453,520      $ 436,981       $895,037      $ 835,687
Cost of goods sold ...............................................       335,238        323,709        663,276        622,894
                                                                        --------      ---------       --------      ---------
     Gross earnings ..............................................       118,282        113,272        231,761        212,793
Selling, general and administrative expenses .....................        61,907         60,729        126,092        115,817
                                                                        --------      ---------       --------      ---------
     Operating earnings ..........................................        56,375         52,543        105,669         96,976
Interest expense .................................................        25,140         27,535         49,394         53,239
Other expense, net ...............................................           585            331          1,175            732
                                                                        --------      ---------       --------      ---------
     Income before income tax expense and
           extraordinary item ....................................        30,650         24,677         55,100         43,005
Income tax expense ...............................................        11,075          8,900         19,900         15,525
                                                                        --------      ---------       --------      ---------
     Income before extraordinary item ............................        19,575         15,777         35,200         27,480
Extraordinary item - loss on early extinguishment
     of debt (net of tax benefit of $28,474) .....................            --        (50,621)            --        (50,621)
                                                                        --------      ---------       --------      ---------
     Net income (loss)...........................................       $ 19,575      $ (34,844)      $ 35,200      $ (23,141)
                                                                        ========      =========       ========      =========

Basic net income (loss) per common share:
     Income before extraordinary item ............................      $    .35      $     .27       $    .63      $     .47
     Extraordinary item - loss on early
           extinguishment of debt ................................            --           (.87)            --           (.87)
                                                                        --------      ---------       --------      ---------
     Net income (loss) per common share ..........................      $    .35      $    (.60)      $    .63      $    (.40)
                                                                        ========      =========       ========      =========

Diluted net income (loss) per common share:
     Income before extraordinary item ............................      $    .34      $     .26       $    .61      $     .45
     Extraordinary item - loss on early
           extinguishment of debt ................................            --           (.83)            --           (.83)
                                                                        --------      ---------       --------      ---------
     Net income (loss) per common share ..........................      $    .34      $    (.57)      $    .61      $    (.38)
                                                                        ========      =========       ========      =========

Basic average common shares outstanding ..........................        55,737         58,238         55,727         58,571
     Dilutive effect of stock options and
           stock bonus plan ......................................         1,919          2,366          1,822          2,217
                                                                        --------      ---------       --------      ---------
Diluted average common shares outstanding ........................        57,656         60,604         57,549         60,788
                                                                        ========      =========       ========      =========

                             See accompanying notes

                             WESTPOINT STEVENS INC.

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                          ---------------------------------
                                                                               1999                1998
                                                                          --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
           Net income (loss)........................................         $    35,200        $   (23,141)
           Adjustment to reconcile net income (loss) to net
               cash provided by (used for) operating activities:
                 Depreciation and other amortization................              44,387             41,464
                 Deferred income taxes..............................              17,812            (14,345)
                 Changes in working capital.........................             (90,313)           (59,976)
                 Other - net........................................              (1,947)             2,306
                 Extraordinary item - loss on early
                      extinguishment of debt........................                  --             79,095
                                                                             -----------        -----------
      Net cash provided by operating activities.....................               5,139             25,403
                                                                             -----------        -----------

      CASH FLOWS FROM INVESTING ACTIVITIES:
           Capital expenditures.....................................             (39,657)           (54,621)
           Net proceeds from sale of assets.........................                 227                512
                                                                             -----------        -----------
        Net cash used for investing activities......................             (39,430)           (54,109)
                                                                             -----------        -----------

      CASH FLOWS FROM FINANCING ACTIVITIES:
           Senior Credit Facility:
                 Borrowings.........................................             462,810            468,419
                 Repayments.........................................            (394,914)          (386,683)
           Principal payments on long-term debt.....................                  --           (915,523)
           Net proceeds from Trade Receivables Program..............                  --             (3,490)
           Purchase of common stock for treasury....................             (36,515)           (59,850)
           Proceeds from sale of notes..............................                  --          1,000,000
           Proceeds from issuance of stock..........................               3,706              2,009
           Dividends paid...........................................              (1,141)                --
           Fees associated with refinancing.........................                  --            (84,275)
                                                                             -----------        -----------
      Net cash provided by financing activities.....................              33,946             20,607
                                                                             -----------        -----------
      Net decrease in cash and cash equivalents.....................                (345)            (8,099)
      Cash and cash equivalents at beginning of period..............                 527             17,433
                                                                             -----------        -----------
      Cash and cash equivalents at end of period....................         $       182        $     9,334
                                                                             ===========        ===========

                             See accompanying notes

                             WESTPOINT STEVENS INC.

      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)


                                                           COMMON
                                                           STOCK
                                                         AND CAPITAL
                                                            IN                                            ACCUMULATED
                                                          EXCESS OF      TREASURY STOCK                      OTHER
                                                  COMMON     PAR      --------------------  ACCUMULATED  COMPREHENSIVE
                                                  SHARES    VALUE      SHARES      AMOUNT     DEFICIT    INCOME (LOSS)   TOTAL
                                                  ------ -----------  --------    --------   ---------   ------------- ----------
Balance, January 1, 1999 ......................   70,862   $343,437   (14,577)   $(242,844) $(585,115)        $(2,930) $(487,452)
     Comprehensive income:
        Net income ............................       --         --        --           --     35,200              --     35,200
        Foreign currency translation adjustment                                                                   885        885
                                                                                                                       ---------
     Comprehensive income .....................                                                                           36,085
                                                                                                                       ---------
     Exercise of management stock options
        including tax benefit .................      238      5,199       136         (695)        --              --      4,504
     Issuance of stock pursuant to Stock
          Bonus Plan including tax benefit ....       --      2,080       295        3,193         --              --      5,273
     Purchase of treasury shares ..............       --         --    (1,326)     (36,515)        --              --    (36,515)
     Cash dividends ($.02 per share)...........       --         --        --           --     (1,141)             --     (1,141)
                                                  ------   --------   -------    ---------  ---------     -----------  ---------

  Balance, June 30, 1999 ......................   71,100   $350,716   (15,472)   $(276,861) $(551,056)        $(2,045) $(479,246)
                                                  ======   ========   =======    =========  =========     ===========  =========

                             See accompanying notes

                             WESTPOINT STEVENS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Effective January 1, 1999, the Company adopted Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and the impact on its financial statements was immaterial. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for WestPoint Stevens Inc. (the "Company") for the year ended December 31, 1998.

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

Inventories consisted of the following at June 30, 1999 and December 31, 1998 (in thousands of dollars):


                                              JUNE 30,       DECEMBER 31,
                                                1999           1998
                                             ---------      ------------
             Finished goods                  $ 222,311       $ 170,896
             Work in progress                  178,384         160,995
             Raw materials and supplies         60,472          59,466
             LIFO reserve                          (46)        (10,335)
                                             ---------       ---------
                                             $ 461,121       $ 381,022
                                             =========       =========

                                WESTPOINT STEVENS INC.

                                  (UNAUDITED)



3.  INDEBTEDNESS AND FINANCIAL ARRANGEMENTS

Indebtedness is as follows (in thousands of dollars):

                                               JUNE 30,       DECEMBER 31,
                                                 1999            1998
                                             -----------     -----------
       Short-term indebtedness:
             Senior Credit Facility
                   Revolver                   $  128,296      $   60,400
                                              ==========      ==========

       Long-term indebtedness:
             Senior Credit Facility
                   Revolver                   $  275,000      $  275,000
             7 7/8% Senior Notes due 2005        525,000         525,000
             7 7/8% Senior Notes due 2008        475,000         475,000
                                              ----------      ----------

                                              $1,275,000      $1,275,000
                                              ==========      ==========

On June 30, 1999 and December 31, 1998, $145.0 million of accounts receivable had been sold pursuant to a trade receivables program (the "Trade Receivables Program") and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets.


During the second quarter of 1999, the Company increased the Senior Credit Facility from $575 million to $800 million. The conditions of the increased revolver continue as previously stated, including the revolver expiration date of November 30, 2004. The increased borrowing availability is to support the Company's growth plans and strategy in the future, if required.

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

In 1994, the Company began a company-wide project to replace all existing information systems with improved systems launched from a newer technology infrastructure and, as a by-product, make the new systems Year 2000 compliant. The Company presently believes that with replacements and modifications of existing software and certain hardware, the Year 2000 Issue has been mitigated. System components that are vital to the successful continuance of our core business activity have been remediated, tested, implemented and confirmed as Year 2000 compliant.

The Company's plan to resolve the Year 2000 Issue involved the following four phases: assessment, remediation, testing and implementation. To date, the Company has completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems were affected. That assessment also indicated that in some cases software and hardware (embedded chips) used in production and manufacturing systems (hereafter also referred to as operating equipment) were also at risk. Affected systems included automated assembly lines and related robotics technologies used in various aspects of the manufacturing process. However, based on a review of its product line, the Company determined that none of the products it has sold and will continue to sell required remediation to be Year 2000 compliant. Accordingly, the Company does not believe that the Year 2000 Issue presents a material exposure as it relates to the Company's products. In addition, the Company has gathered information about the Year 2000 compliance status of its significant customers, suppliers and subcontractors and continues to monitor their compliance.

Status of Progress in Becoming Year 2000 Compliant

The Company has completed its original plan for addressing the Year 2000 Issue. By August 1, 1999, the Company has determined that all of its impacted system components that are vital to the successful continuance of its core business activity are Year 2000 compliant having completed the assessment, remediation, testing and implementation phases of its plan.

                             WESTPOINT STEVENS INC.


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



YEAR 2000 (CONTINUED)

Status of Progress in Becoming Year 2000 Compliant (continued)

Embedded chip technology in our manufacturing facilities has been remediated, tested and implemented as required. WestPoint Stevens Year 2000 efforts will continue through 1999, with an emphasis on quality assurance and further testing. Even though our extensive Year 2000 preparedness activities have decreased the likelihood of business interruptions, we are expanding our existing business impact analysis to include additional business units and potential hazards and contingencies regarding the Year 2000.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000 Issue

The Company has surveyed key production, non-production, service, utility and communication suppliers to determine their state of readiness. Responses indicate key vendors are Year 2000 compliant or will be in a timely manner. EDI interfaces with major suppliers have been tested, implemented and confirmed as Year 2000 compliant. However, there can be no assurance that all suppliers' systems, or their suppliers' systems, upon which the Company relies, will be ready in a timely manner and will not have a material effect on the Company.

The Company has surveyed key customers who electronically interface with the Company via EDI to determine their state of readiness and plan for testing compliant interfaces. Responses received from a majority of key customers indicate that they expect to be compliant in a timely manner and some have been able to test compliant interfaces. The Company supports Year 2000 compliant EDI versions and has successfully completed Year 2000 EDI tests with customers. However, there can be no assurance that all customers' systems, upon which the Company relies, will be ready in a timely manner and will not have a material effect on the Company.

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

Costs, Risks and Contingency Plans for the Year 2000 Issue

The Company has utilized both internal and external resources to reprogram, or replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project to date has been approximately $750,000 and has been funded through operating

                             WESTPOINT STEVENS INC.


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



YEAR 2000 (CONTINUED)

Costs, Risks and Contingency Plans for the Year 2000 Issue (continued)

cash flows. The remaining expenditures through 1999 relating to Year 2000 are expected to be immaterial.

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

Management of the Company believes it has effectively mitigated the Year 2000 risk in its information technology systems and operating systems. However, disruptions in the economy generally resulting from Year 2000 Issues could have a material effect upon the Company.

The Company has developed initial contingency plans that address potential needs during the actual transition of operations on January 1, 2000.

The Company completed a business impact analysis in 1995 which established critical processes, inventoried resources, assessed the risk and mitigation plans relative to potential business disruptions resulting from natural disasters, system outages and other occurrences. By adding other business units and Year 2000 specific hazards and contingencies, the Company is finalizing its Year 2000 business continuity plan.

The costs of the Year 2000 project and its effective completion are based on management's best estimates, which are derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

                             WESTPOINT STEVENS INC.


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:  THREE AND SIX MONTHS ENDED JUNE 30, 1999

The table below is a summary of the Company's operating results for the three and six months ended June 30, 1999 and June 30, 1998 (in millions of dollars and as percentages of net sales).

                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                       JUNE 30,                         JUNE 30,
                                             -------------------------        --------------------------
                                                1999           1998              1999             1998
                                             ---------       ---------        ---------        ---------
Net sales ...........................       $  453.5         $  437.0          $  895.0         $  835.7

Gross earnings ......................       $  118.3         $  113.3          $  231.8         $  212.8

Operating earnings ..................       $   56.4         $   52.6          $  105.7         $   97.0

Interest expense ....................       $   25.1         $   27.5          $   49.4         $   53.2

Income before extraordinary item ....       $   19.6         $   15.8          $   35.2         $   27.5
Extraordinary item - loss on early
     extinguishment of debt .........             --            (50.6)               --            (50.6)
                                           ---------         --------         ---------         --------
Net income (loss) ...................       $   19.6         $  (34.8)         $   35.2         $  (23.1)



Gross margins .......................           26.1%            25.9%             25.9%            25.5%

Operating margins ...................           12.4%            12.0%             11.8%            11.6%

                             WESTPOINT STEVENS INC.


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS:  THREE MONTHS ENDED JUNE 30, 1999

NET SALES. Net sales for the three months ended June 30, 1999 increased $16.5 million, or 3.8%, to $453.5 million compared with net sales of $437 million for the three months ended June 30, 1998. Excluding the sales of Liebhardt Mills, which was acquired during the fourth quarter of 1998, net sales increased approximately 1%. The increase in net sales resulted primarily from higher unit volume in the 1999 period compared with the 1998 period and the acquisition of Liebhardt Mills.

GROSS EARNINGS/MARGINS. Gross earnings for the three months ended June 30, 1999 of $118.3 million increased $5 million, or 4.4%, compared with $113.3 million for the same period of 1998 and reflect gross margins of 26.1% in the 1999 period and 25.9% in the 1998 period. Gross earnings and margins increased in the second quarter of 1999 primarily as a result of the increase in unit volume and a better mix of products sold.

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses increased $1.2 million, or 1.9%, in the second quarter of 1999 compared with the same period last year, and as a percentage of net sales represent 13.7% in the 1999 period and 13.9% in the 1998 period. The increase in selling, general and administrative expenses in the second quarter of 1999 was due primarily to the acquisition of Liebhardt Mills along with higher warehousing/shipping expense related to the higher unit volume.

Operating earnings for the three months ended June 30, 1999 were $56.4 million, or 12.4% of sales, and increased $3.8 million, or 7.3%, compared with operating earnings of $52.6 million, or 12% of sales, for the same period of 1998. The increase in operating earnings resulted from the increase in gross earnings offset somewhat by the increase in selling, general and administrative expenses discussed above.

INTEREST EXPENSE. Interest expense for the three months ended June 30, 1999 of $25.1 million decreased $2.4 million compared with interest expense for the three months ended June 30, 1998. The decrease in interest expense was due primarily to lower interest rates as a result of the refinancing transactions in the second quarter of 1998 offset somewhat by higher average debt levels in the 1999 second quarter compared with the corresponding 1998 average debt levels.

OTHER EXPENSE, NET. Other expense, net in the second quarter of 1999 of $0.6 million increased $0.3 million compared with the 1998 period and consists primarily of the amortization of deferred financing fees of $0.7 million in the 1999 period and $0.8 million in the 1998 period less certain miscellaneous income items in both periods.

                             WESTPOINT STEVENS INC.


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS:  THREE MONTHS ENDED JUNE 30, 1999 (CONTINUED)

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

INCOME BEFORE EXTRAORDINARY ITEM. Income before extraordinary item for the second quarter of 1999 was $19.6 million, or $.34 per share diluted, compared with income before extraordinary item of $15.8 million, or $.26 per share diluted, for the same period of last year.

EXTRAORDINARY ITEM - LOSS ON EARLY EXTINGUISHMENT OF DEBT. During the second quarter of 1998, the Company entered into a series of financing transactions pursuant to which the Company reduced interest expense, extended debt maturities and improved financial flexibility. As a result of the financing transactions, the Company recorded an extraordinary charge of $50.6 million after taxes of $28.5 million in the second quarter of 1998 related to the early extinguishment of debt and consisted primarily of tender premiums and the write-off of deferred debt fees.

NET INCOME (LOSS). Net income for the second quarter of 1999 was $19.6 million, or $.34 per share diluted, compared with a net loss of $34.8 million, or $.57 per share diluted, for the same period of last year.

Diluted per share amounts are based on 57.6 million and 60.6 million average shares outstanding for the 1999 and 1998 periods, respectively. The decrease in the average shares outstanding was primarily the result of the purchase by the Company of shares under the stock repurchase programs.

                             WESTPOINT STEVENS INC.


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS: SIX MONTHS ENDED JUNE 30, 1999

NET SALES. Net sales for the six months ended June 30, 1999 increased $59.3 million, or 7.1%, to $895 million compared with net sales of $835.7 million for the six months ended June 30, 1998. Excluding the sales of Liebhardt Mills, which was acquired during the fourth quarter of 1998, net sales increased approximately 4%. The increase in net sales resulted primarily from higher unit volume in the 1999 period compared with the 1998 period and the acquisition of Liebhardt Mills.

GROSS EARNINGS/MARGINS. Gross earnings for the six months ended June 30, 1999 of $231.8 million increased $19 million, or 8.9%, compared with $212.8 million for the same period of 1998 and reflect gross margins of 25.9% in the 1999 period and 25.5% in the 1998 period. Gross earnings and margins increased in the first six months of 1999 primarily as a result of the increase in unit volume and a better mix of products sold.

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses increased $10.3 million, or 8.9%, in the first six months of 1999 compared with the same period last year, and as a percentage of net sales represent 14.1% in the 1999 period and 13.9% in the 1998 period. The increase in selling, general and administrative expenses in the first six months of 1999 was due primarily to the acquisition of Liebhardt Mills along with higher warehousing/shipping expense related to the higher unit volume.

Operating earnings for the six months ended June 30, 1999 were $105.7 million, or 11.8% of sales, and increased $8.7 million, or 9%, compared with operating earnings of $97 million, or 11.6% of sales, for the same period of 1998. The increase in operating earnings resulted from the increase in gross earnings offset somewhat by the increase in selling, general and administrative expenses discussed above.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 1999 of $49.4 million decreased $3.8 million compared with interest expense for the six months ended June 30, 1998. The decrease in interest expense was due primarily to lower interest rates as a result of the refinancing transactions in the second quarter of 1998 offset somewhat by higher average debt levels in the 1999 first six months compared with the corresponding 1998 average debt levels.

OTHER EXPENSE, NET. Other expense, net in the first six months of 1999 of $1.2 million increased $0.5 million compared with the 1998 period and consists primarily of the amortization of deferred financing fees of $1.4 million in the 1999 period and $1.8 million in the 1998 period less certain miscellaneous income items in both periods.

                             WESTPOINT STEVENS INC.


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS: SIX MONTHS ENDED JUNE 30, 1999 (CONTINUED)

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

INCOME BEFORE EXTRAORDINARY ITEM. Income before extraordinary item for the first six months of 1999 was $35.2 million, or $.61 per share diluted, compared with income before extraordinary item of $27.5 million, or $.45 per share diluted, for the same period of last year.

EXTRAORDINARY ITEM - LOSS ON EARLY EXTINGUISHMENT OF DEBT. During the second quarter of 1998, the Company entered into a series of financing transactions pursuant to which the Company reduced interest expense, extended debt maturities and improved financial flexibility. As a result of the financing transactions, the Company recorded an extraordinary charge of $50.6 million after taxes of $28.5 million in the second quarter of 1998 related to the early extinguishment of debt and consisted primarily of tender premiums and the write-off of deferred debt fees.

NET INCOME (LOSS). Net income for the first six months of 1999 was $35.2 million, or $.61 per share diluted, compared with a net loss of $23.1 million, or $.38 per share diluted, for the same period of last year.

Diluted per share amounts are based on 57.5 million and 60.8 million average shares outstanding for the 1999 and 1998 periods, respectively. The decrease in the average shares outstanding was primarily the result of the purchase by the Company of shares under the stock repurchase programs.

EFFECTS OF INFLATION

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability.

                             WESTPOINT STEVENS INC.


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are expected to be cash from its operations and funds available under the Senior Credit Facility. At July 30, 1999, the maximum commitment under the Senior Credit Facility was $800 million and the Company had unused borrowing availability under the Senior Credit Facility totaling approximately $360 million. The Senior Credit Facility contains covenants which, among other things, limit indebtedness and require the maintenance of certain financial ratios and minimum net worth as defined. During the second quarter of 1999, the Company increased the Senior Credit Facility from $575 million to $800 million. The conditions of the increased revolver continue as previously stated, including the revolver expiration date of November 30, 2004. The increased borrowing availability is to support the Company's growth plans and strategy in the future, if required.

The Company's principal uses of cash for the next several years will be operating expenses, capital expenditures and debt service requirements related primarily to interest payments. The Company spent approximately $147.5 million in 1998 on capital expenditures and intends to invest approximately $152 million in 1999. The Board of Directors approved the payment of an initial quarterly cash dividend of $.02 per share, which was paid on June 1, 1999 to shareholders of record as of May 24, 1999 in the amount of $1.1 million.

During the first six months of 1999 the Company purchased approximately 1.3 million shares under its various stock repurchase programs, at an average price of $27.54 per share. The Board of Directors has approved the purchase of up to nineteen million shares of the Company's common stock, subject to the Company's debt limitations. At June 30, 1999, approximately 3.6 million shares remained to be purchased under these programs.

The Company, through a "bankruptcy remote" receivables subsidiary, has a Trade Receivables Program which provides for the sale of accounts receivable, on a revolving basis. At June 30, 1999 and December 31, 1998, $145 million had been sold under this program and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The cost of the Trade Receivables Program in 1999 is estimated to total approximately $7.6 million, compared with $6.5 million in 1998, and will be charged to selling, general and administrative expenses.

                             WESTPOINT STEVENS INC.


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Debt service requirements for interest payments in 1999 are estimated to total approximately $102.5 million (excluding amounts related to the Trade Receivables Program) compared with interest payments of $107.7 million in 1998. The Company's long-term indebtedness has no scheduled principal payment requirement during 1999.

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

                             WESTPOINT STEVENS INC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1999 Annual Meeting of Stockholders was held on May 12, 1999. At the 1999 Annual Meeting, the following matters were voted upon by the stockholders:

      1.    Election of two directors to serve for a term of three years.
      2. Approval of the WestPoint Stevens Inc. Omnibus Stock Incentive Plan (as amended).
      3. Ratification of appointment of Ernst & Young LLP, independent certified public accountants, as auditors of the Company for fiscal 1999.

The following is a table setting forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non votes, as to each of the above matters:

      1.    Election of Directors

                                                             Authority
                  Nominee                  For               Withheld
            -------------------        -----------          -----------
             M. Katherine Dwyer         46,106,644          5,576,090
             Gerald B. Mitchell         51,351,798            330,936


      2. Approval of the WestPoint Stevens Inc. Omnibus Stock Incentive Plan (as amended)

                   For                   Against              Abstain
            -------------------        -----------          -----------
                36,652,527              12,902,533          1,933,033


      3. Appointment of Ernst & Young LLP

                For                     Against                Abstain
           -------------------         -----------           -----------
             51,612,477                 34,831                  35,426

                             WESTPOINT STEVENS INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.)   Exhibits

      Exhibit
      Number                       Description of Exhibit
      ------      ------------------------------------------------------------
         10.1     Second Amendment Agreement dated May 20, 1999, among the
                  Company, WestPoint Stevens (UK) Limited, WestPoint Stevens
                  (Europe) Limited, NationsBank, N.A. as agent and the other financial institutions party thereto.

         10.2     WestPoint Stevens Inc. Omnibus Stock Incentive Plan (As
                  Amended), incorporated by reference to the Company's 1999
                  Proxy Statement (Commission File No. 0-21496) filed by the
                  Company with the Commission.

         27       Financial Data Schedule (for SEC use only)

b.) No report on Form 8-K was filed by the Company during the quarter ended June 30, 1999.

                             WESTPOINT STEVENS INC.


                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



August 11, 1999                         WESTPOINT STEVENS INC.
                                 -----------------------------------
                                             Registrant




                                     /s/ Morgan M. Schuessler
                                 -----------------------------------
                                        Morgan M. Schuessler
                                  Executive Vice President-Finance
                                     and Chief Financial Officer

                             WESTPOINT STEVENS INC.


                                 EXHIBIT INDEX

Exhibit                                                                           Page
Number                                                                           Number
------                                                                           ------

   10.1           Second Amendment Agreement dated May 20, 1999, among the
                  Company, WestPoint Stevens (UK) Limited, WestPoint Stevens
                  (Europe) Limited, NationsBank, N.A. as agent and the other financial institutions party thereto.

   10.2           WestPoint Stevens Inc. Omnibus Stock Incentive Plan (As
                  Amended), incorporated by reference to the Company's 1999
                  Proxy Statement (Commission File No. 0-21496) filed by the
                  Company with the Commission.

    27            Financial Data Schedule (for SEC use only)