Form 10-Q
period 1999-09-30
WESTPOINT STEVENS INC
filed 1999-11-12
CIK 852952

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                 Yes [X]  No [ ]

Common shares outstanding at October 30, 1999: 53,389,926 shares of Common Stock, $.01 par value.

                                      INDEX



                                                                                                 PAGE NO.
                                                                                                 --------

PART I.           FINANCIAL INFORMATION

                  Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets:
                           September 30, 1999 (Unaudited)
                           and December 31, 1998                                                         3

                  Condensed Consolidated Statements of
                           Income (Unaudited); Three and Nine
                           Months Ended September 30, 1999
                           and September 30, 1998                                                        4

                  Condensed Consolidated Statements of Cash
                           Flows (Unaudited); Nine Months
                           Ended September 30, 1999 and
                           September 30, 1998                                                            5

                  Condensed Consolidated Statements of
                           Stockholders' Equity (Deficit) (Unaudited);
                           Nine Months Ended September 30, 1999                                          6

                  Notes to Condensed Consolidated Financial
                           Statements (Unaudited)                                                    7 - 8


                  Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                            9 - 18


PART II.          OTHER INFORMATION


                  Item 1.  Legal Proceedings                                                            19


                  Item 6.  Exhibits and Reports on Form 8-K                                             20

                             WESTPOINT STEVENS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                         SEPTEMBER 30,     DECEMBER 31,
                                                             1999               1998
                                                         -------------     ------------
                                                          (UNAUDITED)
ASSETS
Current Assets
     Cash and cash equivalents ....................      $       161       $       527
     Accounts receivable ..........................          110,980            70,086
     Inventories ..................................          436,666           381,022
     Prepaid expenses and other current assets ....           20,137            18,051
                                                         -----------       -----------
Total current assets ..............................          567,944           469,686

Property, Plant and Equipment, net ................          791,198           776,939

Other Assets
     Deferred financing fees ......................           20,100            21,102
     Prepaid pension and other assets .............           55,628            52,257
     Goodwill .....................................           69,890            71,227
                                                         -----------       -----------
                                                         $ 1,504,760       $ 1,391,211
                                                         ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
     Senior Credit Facility .......................      $   154,181       $    60,400
     Accrued interest payable .....................           24,228             4,777
     Trade accounts payable .......................           57,611            85,908
     Other accounts payable and accrued liabilities          145,993           140,423
                                                         -----------       -----------
Total current liabilities .........................          382,013           291,508

Long-Term Debt ....................................        1,275,000         1,275,000

Noncurrent Liabilities
     Deferred income taxes ........................          270,848           236,328
     Other liabilities ............................           70,678            75,827
                                                         -----------       -----------
Total noncurrent liabilities ......................          341,526           312,155

Stockholders' Equity (Deficit) ....................         (493,779)         (487,452)
                                                         -----------       -----------
                                                         $ 1,504,760       $ 1,391,211
                                                         ===========       ===========


                             See accompanying notes

                             WESTPOINT STEVENS INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               SEPTEMBER 30,                      SEPTEMBER 30,
                                                       ----------------------------      ----------------------------
                                                           1999             1998             1999             1998
                                                       -----------      -----------      -----------      -----------
Net sales .......................................      $   503,065      $   473,231      $ 1,398,102      $ 1,308,918
Cost of goods sold ..............................          359,303          338,783        1,022,579          961,677
                                                       -----------      -----------      -----------      -----------
     Gross earnings .............................          143,762          134,448          375,523          347,241

Selling, general and administrative expenses ....           57,192           55,135          183,284          170,952
                                                       -----------      -----------      -----------      -----------
     Operating earnings .........................           86,570           79,313          192,239          176,289

Interest expense ................................           26,268           25,840           75,662           79,079
Other expense, net ..............................              659              155            1,834              887
                                                       -----------      -----------      -----------      -----------
     Income before income tax expense and
           extraordinary item ...................           59,643           53,318          114,743           96,323

Income tax expense ..............................           21,500           19,225           41,400           34,750
                                                       -----------      -----------      -----------      -----------
     Income before extraordinary item ...........           38,143           34,093           73,343           61,573

Extraordinary item - loss on early extinguishment
     of debt (net of tax benefit of $28,474) ....               --               --               --          (50,621)
                                                       -----------      -----------      -----------      -----------
     Net income .................................      $    38,143      $    34,093      $    73,343      $    10,952
                                                       ===========      ===========      ===========      ===========


Basic net income (loss) per common share:
     Income before extraordinary item ...........      $       .69      $       .59      $      1.32      $      1.06
     Extraordinary item - loss on early
           extinguishment of debt ...............               --               --               --             (.87)
                                                       -----------      -----------      -----------      -----------
     Net income per common share ................      $       .69      $       .59      $      1.32      $       .19
                                                       ===========      ===========      ===========      ===========

Diluted net income (loss) per common share:
     Income before extraordinary item ...........      $       .67      $       .57      $      1.28      $      1.02
     Extraordinary item - loss on early
           extinguishment of debt ...............               --               --               --             (.84)
                                                       -----------      -----------      -----------      -----------
     Net income per common share ................      $       .67      $       .57      $      1.28      $       .18
                                                       ===========      ===========      ===========      ===========

Basic average common shares outstanding .........           55,134           57,356           55,569           58,160
     Dilutive effect of stock options and
           stock bonus plan .....................            1,460            2,299            1,689            2,248
                                                       -----------      -----------      -----------      -----------
Diluted average common shares outstanding .......           56,594           59,655           57,258           60,408
                                                       ===========      ===========      ===========      ===========



                             See accompanying notes

                             WESTPOINT STEVENS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                           -----------------------------
                                                               1999              1998
                                                           -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income .....................................      $    73,343       $    10,952
     Adjustment to reconcile net income to net cash
         provided by (used for) operating activities:
           Depreciation and other amortization ......           64,421            62,638
           Deferred income taxes ....................           38,386             3,314
           Changes in working capital ...............         (108,594)          (40,349)
           Other - net ..............................           (6,410)              183
           Extraordinary item - loss on early
                extinguishment of debt ..............               --            79,095
                                                           -----------       -----------
Net cash provided by operating activities ...........           61,146           115,833
                                                           -----------       -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ...........................          (78,264)         (101,649)
     Net proceeds from sale of assets ...............              497               573
                                                           -----------       -----------
  Net cash used for investing activities ............          (77,767)         (101,076)
                                                           -----------       -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Senior Credit Facility:
           Borrowings ...............................          698,621           913,919
           Repayments ...............................         (604,840)         (781,170)
     Principal payments on long-term debt ...........               --          (986,773)
     Net proceeds from Trade Receivables Program ....           10,000             5,660
     Purchase of common stock for treasury ..........          (90,630)          (91,315)
     Proceeds from sale of notes ....................               --         1,000,000
     Proceeds from issuance of stock ................            5,368             2,764
     Dividends paid .................................           (2,264)               --
     Fees associated with refinancing ...............               --           (84,275)
                                                           -----------       -----------
Net cash provided by (used for) financing activities.           16,255           (21,190)
                                                           -----------       -----------
Net decrease in cash and cash equivalents ...........             (366)           (6,433)
Cash and cash equivalents at beginning of period ....              527            17,433
                                                           -----------       -----------
Cash and cash equivalents at end of period ..........      $       161       $    11,000
                                                           ===========       ===========

                             See accompanying notes

                             WESTPOINT STEVENS INC.

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)






                                                             COMMON
                                                              STOCK
                                                           AND CAPITAL
                                                                IN                                          ACCUMULATED
                                                             EXCESS OF      TREASURY STOCK                     OTHER
                                                    COMMON      PAR        ------------------   ACCUMULATED COMPREHENSIVE
                                                    SHARES     VALUE       SHARES      AMOUNT     DEFICIT    INCOME(LOSS)   TOTAL
                                                    ------     -----       ------      ------     -------    ------------   -----

Balance, January 1, 1999 .......................    70,862   $ 343,437    (14,577)   $(242,844)  $(585,115)  $  (2,930)   $(487,452)
 Comprehensive income:
    Net income .................................        --          --         --           --      73,343          --       73,343
    Foreign currency translation adjustment ....                                                                    684         684
                                                                                                                          ---------
 Comprehensive income ..........................                                                                             74,027
                                                                                                                          ---------
 Exercise of management stock options
    including tax benefit ......................       238       7,480        327         (213)         --          --        7,267
 Issuance of stock pursuant to Stock
      Bonus Plan including tax benefit .........        --       2,080        295        3,193          --          --        5,273
 Purchase of treasury shares ...................        --          --     (3,425)     (90,630)         --          --      (90,630)
 Cash dividends ($.04 per share) ...............        --          --         --           --      (2,264)         --       (2,264)
                                                 ---------   ---------  ---------    ---------   ---------   ---------    ---------

Balance, September 30, 1999 ....................    71,100   $ 352,997    (17,380)   $(330,494)  $(514,036)  $  (2,246)   $(493,779)
                                                 =========   =========  =========    =========   =========   =========    =========

                             See accompanying notes

                             WESTPOINT STEVENS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Effective January 1, 1999, the Company adopted Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and the impact on its financial statements was immaterial. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for WestPoint Stevens Inc. (the "Company") for the year ended December 31, 1998.


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

Inventories consisted of the following at September 30, 1999 and December 31, 1998 (in thousands of dollars):


                                          SEPTEMBER 30,   DECEMBER 31,
                                               1999           1998
                                          -------------   ------------
            Finished goods                  $ 195,091      $ 170,896
            Work in progress                  183,075        160,995
            Raw materials and supplies         58,500         59,466
            LIFO reserve                           --        (10,335)
                                            ---------      ---------
                                            $ 436,666      $ 381,022
                                            =========      =========

                             WESTPOINT STEVENS INC.


        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


3.  INDEBTEDNESS AND FINANCIAL ARRANGEMENTS

Indebtedness is as follows (in thousands of dollars):


                                             SEPTEMBER 30,   DECEMBER 31,
                                                  1999            1998
                                             -------------   ------------
      Short-term indebtedness:
            Senior Credit Facility
                  Revolver                   $     154,181   $     60,400
                                             =============   ============

      Long-term indebtedness:
            Senior Credit Facility
                  Revolver                   $     275,000   $    275,000
          7 7/8% Senior Notes due 2005             525,000        525,000
          7 7/8% Senior Notes due 2008             475,000        475,000
                                             -------------   ------------
                                             $   1,275,000   $  1,275,000
                                             =============   ============

On September 30, 1999 and December 31, 1998, $155.0 million and $145.0 million, respectively, of accounts receivable had been sold pursuant to a trade receivables program (the "Trade Receivables Program") and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

During the second quarter of 1999, the Company increased availability under the Senior Credit Facility from $575 million to $800 million. The conditions of the increased revolver continue as previously stated, including the revolver expiration date of November 30, 2004. The increased borrowing availability is to support the Company's growth plans and strategy in the future, if required.


4.  STOCKHOLDERS' EQUITY (DEFICIT)

The Board of Directors has approved the payment of a quarterly cash dividend of $.02 per share payable on December 1, 1999 to shareholders of record as of November 15, 1999.

On October 29, 1999, the Company commenced a tender offer for up to 3,000,000 shares of its common stock, representing approximately 6% of the outstanding shares of the Company. The offer is being made by means of a "Dutch Auction" in which WestPoint stockholders have the opportunity to sell a portion or all of their shares to WestPoint at a price of not greater than $22.00 nor less than $19.00 per share. The offer will expire at 5:00 P.M., New York City time, on Tuesday, November 30, 1999, unless extended by WestPoint. Neither the Company nor the Board of Directors of the Company is making any recommendation to shareholders as to whether they should tender any shares pursuant to the offer. None of the directors or executive officers of the Company intend to tender shares pursuant to the offer.

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

Status of Progress in Becoming Year 2000 Compliant

The Company has completed its original plan for addressing the Year 2000 Issue. Having completed the assessment, remediation, testing and implementation phases of its plan, management believes the Company's computer systems and technical infrastructure are Year 2000 compliant.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



YEAR 2000 (CONTINUED)

Status of Progress in Becoming Year 2000 Compliant (continued)

Embedded chip technology in our manufacturing facilities has been remediated, tested and implemented as required. WestPoint Stevens Year 2000 efforts will continue through 1999, with an emphasis on quality assurance.

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

Costs, Risks and Contingency Plans for the Year 2000 Issue

The Company has utilized both internal and external resources to reprogram, or replace, test and implement the software and operating equipment for Year 2000 modifications. The total cost of the Year 2000 project to date has been approximately $750,000 and has been funded through operating cash flows. The remaining expenditures through 1999 relating to Year 2000 are expected to be immaterial.

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

The Company has completed contingency plans that address potential needs during the actual transition of operations on January 1, 2000.

The Company completed a business impact analysis in 1995 which established critical processes, inventoried resources, assessed the risk and mitigation plans relative to potential business disruptions resulting from natural disasters, system outages and other occurrences. By adding other business units and Year 2000 specific hazards and contingencies, the Company has finalized its Year 2000 business continuity plan.

The costs of the Year 2000 project and its effective completion are based on management's best information, which is derived utilizing numerous assumptions, including the continued availability of certain resources and other factors, however, results could differ materially from those anticipated.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

The table below is a summary of the Company's operating results for the three and nine months ended September 30, 1999 and September 30, 1998 (in millions of dollars and as percentages of net sales).



                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                        ---------------------       -----------------------
                                          1999          1998           1999           1998
                                        -------       -------       --------       --------

Net sales ........................      $ 503.1       $ 473.2       $1,398.1       $1,308.9

Gross earnings ...................      $ 143.7       $ 134.4       $  375.5       $  347.2

Operating earnings ...............      $  86.5       $  79.3       $  192.2       $  176.3

Interest expense .................      $  26.3       $  25.9       $   75.7       $   79.1

Income before extraordinary item..      $  38.1       $  34.1       $   73.3       $   61.6
Extraordinary item - loss on early
     extinguishment of debt ......           --            --             --          (50.6)
                                        -------       -------       --------       --------
Net income .......................      $  38.1       $  34.1       $   73.3       $   11.0



Gross margins ....................         28.6%         28.4%          26.9%          26.5%

Operating margins ................         17.2%         16.8%          13.7%          13.5%

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS:  THREE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES. Net sales for the three months ended September 30, 1999 increased $29.9 million, or 6.3%, to $503.1 million compared with net sales of $473.2 million for the three months ended September 30, 1998. Excluding the sales of Liebhardt Mills, which was acquired during the fourth quarter of 1998, net sales increased approximately 3.5%. The increase in net sales resulted primarily from higher unit volume in the 1999 period compared with the 1998 period and the acquisition of Liebhardt Mills.

GROSS EARNINGS/MARGINS. Gross earnings for the three months ended September 30, 1999 of $143.7 million increased $9.3 million, or 6.9%, compared with $134.4 million for the same period of 1998 and reflect gross margins of 28.6% in the 1999 period and 28.4% in the 1998 period. Gross earnings and margins increased in the third quarter of 1999 primarily as a result of the increase in unit volume and a better mix of products sold.

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses increased $2.1 million, or 3.7%, in the third quarter of 1999 compared with the same period last year, and as a percentage of net sales represent 11.4% in the 1999 period and 11.7% in the 1998 period. The increase in selling, general and administrative expenses in the third quarter of 1999 was due primarily to the acquisition of Liebhardt Mills along with higher warehousing/shipping expense related to the higher unit volume.

Operating earnings for the three months ended September 30, 1999 were $86.5 million, or 17.2% of sales, and increased $7.2 million, or 9.1%, compared with operating earnings of $79.3 million, or 16.8% of sales, for the same period of 1998. The increase in operating earnings resulted from the increase in gross earnings offset somewhat by the increase in selling, general and administrative expenses discussed above.

INTEREST EXPENSE. Interest expense for the three months ended September 30, 1999 of $26.3 million increased $0.4 million compared with interest expense for the three months ended September 30, 1998. The increase in interest expense was due primarily to higher average debt levels in the 1999 third quarter compared with the corresponding 1998 average debt levels offset somewhat by lower interest rates on the Company's variable rate bank debt.

OTHER EXPENSE, NET. Other expense, net in the third quarter of 1999 of $0.6 million increased $0.4 million compared with the 1998 period and consists primarily of the amortization of deferred financing fees of $0.7 million in both the 1999 and 1998 periods, less certain miscellaneous income items in both periods.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS:  THREE MONTHS ENDED SEPTEMBER 30, 1999 (CONTINUED)

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

NET INCOME. Net income for the third quarter of 1999 was $38.1 million, or $.67 per share diluted, compared with net income of $34.1 million, or $.57 per share diluted, for the same period of last year.

Diluted per share amounts are based on 56.6 million and 59.7 million average shares outstanding for the 1999 and 1998 periods, respectively. The decrease in the average shares outstanding was primarily the result of the purchase by the Company of shares under the stock repurchase programs.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS: NINE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES. Net sales for the nine months ended September 30, 1999 increased $89.2 million, or 6.8%, to $1,398.1 million compared with net sales of $1,308.9 million for the nine months ended September 30, 1998. Excluding the sales of Liebhardt Mills, which was acquired during the fourth quarter of 1998, net sales increased approximately 3.8%. The increase in net sales resulted primarily from higher unit volume in the 1999 period compared with the 1998 period and the acquisition of Liebhardt Mills.

GROSS EARNINGS/MARGINS. Gross earnings for the nine months ended September 30, 1999 of $375.5 million increased $28.3 million, or 8.1%, compared with $347.2 million for the same period of 1998 and reflect gross margins of 26.9% in the 1999 period and 26.5% in the 1998 period. Gross earnings and margins increased in the first nine months of 1999 primarily as a result of the increase in unit volume and a better mix of products sold.

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses increased $12.4 million, or 7.2%, in the first nine months of 1999 compared with the same period last year, and as a percentage of net sales represent 13.1% in both the 1999 and 1998 periods. The increase in selling, general and administrative expenses in the first nine months of 1999 was due primarily to the acquisition of Liebhardt Mills along with higher warehousing/shipping expense related to the higher unit volume.

Operating earnings for the nine months ended September 30, 1999 were $192.2 million, or 13.7% of sales, and increased $15.9 million, or 9%, compared with operating earnings of $176.3 million, or 13.5% of sales, for the same period of 1998. The increase in operating earnings resulted from the increase in gross earnings offset somewhat by the increase in selling, general and administrative expenses discussed above.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 1999 of $75.7 million decreased $3.4 million compared with interest expense for the nine months ended September 30, 1998. The decrease in interest expense was due primarily to lower interest rates as a result of the refinancing transactions in the second quarter of 1998 offset somewhat by higher average debt levels in the 1999 first nine months compared with the corresponding 1998 average debt levels.

OTHER EXPENSE, NET. Other expense, net in the first nine months of 1999 of $1.8 million increased $0.9 million compared with the 1998 period and consists primarily of the amortization of deferred financing fees of $2.1 million in the 1999 period and $2.5 million in the 1998 period less certain miscellaneous income items in both periods.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS: NINE MONTHS ENDED SEPTEMBER 30, 1999 (CONTINUED)

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

INCOME BEFORE EXTRAORDINARY ITEM. Income before extraordinary item for the first nine months of 1999 was $73.3 million, or $1.28 per share diluted, compared with income before extraordinary item of $61.6 million, or $1.02 per share diluted, for the same period of last year.

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

NET INCOME. Net income for the first nine months of 1999 was $73.3 million, or $1.28 per share diluted, compared with net income of $11 million, or $.18 per share diluted, for the same period of last year.

Diluted per share amounts are based on 57.3 million and 60.4 million average shares outstanding for the 1999 and 1998 periods, respectively. The decrease in the average shares outstanding was primarily the result of the purchase by the Company of shares under the stock repurchase programs.




EFFECTS OF INFLATION

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are expected to be cash from its operations and funds available under the Senior Credit Facility. At October 30, 1999, the maximum commitment under the Senior Credit Facility was $800 million and the Company had unused borrowing availability under the Senior Credit Facility totaling approximately $382 million. The Senior Credit Facility contains covenants which, among other things, limit indebtedness and require the maintenance of certain financial ratios and minimum net worth as defined. During the second quarter of 1999, the Company increased availability under the Senior Credit Facility from $575 million to $800 million. The conditions of the increased revolver continue as previously stated, including the revolver expiration date of November 30, 2004. The increased borrowing availability is to support the Company's growth plans and strategy in the future, if required.

The Company's principal uses of cash for the next several years will be operating expenses, capital expenditures, stock repurchases and debt service requirements related primarily to interest payments. The Company spent approximately $147.5 million in 1998 on capital expenditures and intends to invest approximately $152 million in 1999. The Board of Directors approved the payment of quarterly cash dividends of $.02 per share, which were paid on June 1, 1999 and September 1, 1999 totaling approximately $2.3 million, and has approved the payment of a quarterly cash dividend of $.02 per share payable on December 1, 1999 to shareholders of record as of November 15, 1999.

During the first nine months of 1999, the Company purchased approximately 3.4 million shares under its various stock repurchase programs, at an average price of $26.46 per share. In September 1999, the Board of Directors approved the purchase of up to four million additional shares of the Company's common stock, subject to the Company's debt limitations, which brings the total shares that have been approved for purchase to twenty-three million shares. At September 30, 1999, approximately 5.5 million shares remained to be purchased under these programs representing approximately 10.2% of the outstanding shares.

On October 29, 1999, the Company commenced a tender offer for up to 3,000,000 shares of its common stock, representing approximately 6% of the outstanding shares of the Company. The offer is being made by means of a "Dutch Auction" in which WestPoint stockholders have the opportunity to sell a portion or all of their shares to WestPoint at a price of not greater than $22.00 nor less than $19.00 per share. The offer will expire at 5:00 P.M., New York City time, on Tuesday, November 30, 1999, unless extended by WestPoint. Neither the Company nor the Board of Directors of the Company is making any recommendation to shareholders as to whether they should tender any shares pursuant to the offer. None of the directors or executive officers of the Company intend to tender shares pursuant to the offer.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company, through a "bankruptcy remote" receivables subsidiary, has a Trade Receivables Program which provides for the sale of accounts receivable, on a revolving basis. At September 30, 1999 and December 31, 1998, $155 million and $145 million, respectively, had been sold under this program and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The cost of the Trade Receivables Program in 1999 is estimated to total approximately $7.8 million, compared with $6.5 million in 1998, and will be charged to selling, general and administrative expenses.

Debt service requirements for interest payments in 1999 are estimated to total approximately $103.6 million (excluding amounts related to the Trade Receivables Program) compared with interest payments of $107.7 million in 1998. The Company's long-term indebtedness has no scheduled principal payment requirement during 1999.

Management believes that cash from the Company's operations and borrowings under its credit agreement will provide the funding necessary to meet the Company's anticipated requirements for capital expenditures, operating expenses and stock repurchases and to enable it to meet its anticipated debt service requirements.

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

                             WESTPOINT STEVENS INC.


PART II - OTHER INFORMATION (CONTINUED)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.)   Exhibits

      Exhibit
      Number                                                    Description of Exhibit
      ------               -----------------------------------------------------------------------------
           10.1            Letter Amendment Agreement, dated as of August 31, 1999, among the
                           Company, WestPoint Stevens (UK) Limited, WestPoint Stevens (Europe)
                           Limited, NationsBank, N.A. as agent and other financial institutions, party thereto.

             27            Financial Data Schedule (for SEC use only)





b.) No report on Form 8-K was filed by the Company during the quarter ended September 30, 1999.

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




                                      WESTPOINT STEVENS INC.
                                      ----------------------
                                           Registrant





                                              /s/ Morgan M. Schuessler
                                     -----------------------------------------
                                              Morgan M. Schuessler
                                        Executive Vice President-Finance
                                            and Chief Financial Officer



Date: November 12, 1999

                             WESTPOINT STEVENS INC.




                                  EXHIBIT INDEX


Exhibit                                                                 Page
Number                                                                 Number
------                                                                 ------
 10.1                 Letter Amendment Agreement, dated as of
                      August 31, 1999, among the Company,
                      WestPoint Stevens (UK) Limited, WestPoint
                      Stevens (Europe) Limited, NationsBank, N.A.
                      as agent and other financial institutions, party
                      thereto.

  27                  Financial Data Schedule (for SEC use only)
