Form 10-K405
period 1999-12-31
WESTPOINT STEVENS INC
filed 2000-03-29
CIK 852952

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the fiscal year ended December 31, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period for ____________ to ____________

                           COMMISSION FILE NO. 0-21496

                             WESTPOINT STEVENS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                                              36-3498354
(State or other jurisdiction of                                  (I.R.S.Employer
incorporation or organization)                               Identification No.)

507 WEST TENTH STREET, WEST POINT, GEORGIA                                 31833
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (706) 645-4000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


      Title of each Class              Name of each exchange on which registered
      -------------------              -----------------------------------------
  Common Stock, $.01 par value                          NYSE


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

         The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $512,368,891 at March 17, 2000. The number of shares of Common Stock outstanding at March 17, 2000, was 49,307,398.


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date.
49,307,398 at March 17, 2000
----------------------------



--------------------------------------------------------------------------------

                                TABLE OF CONTENTS



                                                                                                          Page No.

Item 1.  Business..................................................................................            2

Item 2.  Properties................................................................................            8

Item 3.  Legal Proceedings.........................................................................            8

Item 4.  Submission of Matters to a Vote of Security Holders.......................................            9

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters......................            9

Item 6.  Selected Financial Data...................................................................           10

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....           12

Item 8.  Financial Statements and Supplementary Data...............................................           17

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......           39

Item 10. Directors and Executive Officers of the Registrant........................................           39

Item 11. Executive Compensation....................................................................           42

Item 12. Security Ownership of Certain Beneficial Owners and Management............................           50

Item 13. Certain Relationships and Related Transactions............................................           51

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................           52

ITEM 1. BUSINESS

WestPoint Stevens Inc., a Delaware corporation organized in 1987 (the "Company"), is the successor corporation to West Point-Pepperell, Inc. through a series of mergers occurring in December 1993. The Company is engaged directly and indirectly through its subsidiaries in the manufacture, marketing and distribution of bed and bath home fashions ("Home Fashions") products.

The Company manufactures and markets Home Fashions consumer products for distribution to chain and department stores, mass merchants and specialty stores. Home Fashions products are manufactured and distributed under owned trademarks and pursuant to various licensing agreements. See "- Trademarks and Licenses."

The Company's management estimates that it has the largest market share (approximately 36%) in the domestic sheet and pillowcase market and the largest market share (approximately 44%) in the domestic bath towel market. Such estimates are calculated by the Company for the most recently published quarter based on United States government data (source: United States Census Bureau Current Industrial Report as available in February 2000), publicly available information about the Company's competitors and information in trade publications. In addition, according to such United States government data, each of these markets had over $1 billion in annual sales during each of the past five years.

         See "Recent Developments" included elsewhere for information regarding the Company's stock repurchase program, efforts by the Company to explore strategic and financial alternatives to enhance stockholder value and plan of recapitalization.

For a discussion of the Company's overall financial condition, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         PRODUCTS

The Company manufactures and markets a broad range of bed and bath products, including:

         - decorative sheets, accessories and towels;

         - designer sheets, accessories and towels;

         - sheets, accessories and towels for the hospitality industry;

         - blankets;

         - private label sheets, accessories and towels;

         - bedskirts;

         - bedspreads;

         - comforters;

         - duvet covers;

         - drapes;

         - valances;

         - throw pillows;

         - bed pillows;

         - mattress pads;

         - shower curtains; and

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

         TRADEMARKS AND LICENSES

The Company's products are marketed under well-known and firmly established trademarks, brand names and private labels. The Company uses trademarks, brand names and private labels as merchandising tools to assist its customers in coordinating their product offerings and differentiating their products from those of their competitors. Home Fashions trademarks include GRAND PATRICIAN(R), MARTEX(R), PATRICIAN(R), UTICA(R), STEVENS(R), LADY PEPPERELL(R), LUXOR(R) and VELLUX(R). In addition, certain Home Fashions products are manufactured and sold pursuant to licensing agreements under designer names that include, among others, Ralph Lauren Home Collection, Sanderson, Esprit, Joe Boxer, Glynda Turley and Serta Perfect Sleeper.

A portion of the Company's sales is derived from licensed designer brands. The license agreements for the Company's designer brands generally are for a term of two or three years. Some of the licenses are automatically renewable for additional periods, provided that certain sales thresholds set forth in the license agreements are met. No single license has accounted for more than 11% of the Company's total sales volume during any of the last five fiscal years. Although the Company has no reason to believe that it will lose any of its licenses, the loss of a significant license could have an adverse effect upon the Company's business, which effect could be material. The following are the expiration dates for the licensing agreements discussed above: Ralph Lauren, December 31, 2000; Joe Boxer, December 31, 2002; Glynda Turley, December 31, 2001; Esprit, December 31, 2001; and Serta Perfect Sleeper, October 8, 2004.

         MARKETING

The Company is committed to developing and maintaining integral relationships with its customers through "Strategic Partnering," a program designed to improve customers' operating results by leveraging the Company's merchandising, manufacturing and inventory management skills. "Strategic Partnering" includes Electronic Data Interchange ("EDI") direct electronic entry systems, "Quick Response" and "Vendor Managed Inventory" customer delivery programs and point-of-sale processing. The Company incorporates Strategic Partnering into its planning, manufacturing and shipping systems, in order to enable it to efficiently and economically anticipate and respond to customers' inventory requirements. As a result, the Company is better able to plan and forecast its own production and inventory requirements. Sales and marketing of the Company's Home Fashions products are conducted through a recently enhanced organizational format consisting of divisions for domestic sales, marketing and merchandising and international sales and marketing. Distribution specific teams are linked with product management, operations, customer service and distribution to service each segment of retail.

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

The Domestic Marketing Division is comprised of the following functions which create products and services in direct response to recognized consumer trends:

         - design;

         - operating;

         - marketing;

         - advertising;

         - licensing;

         - consumer research;

         - product innovation; and

         - corporate communications.

The Domestic Merchandising Division is comprised of the following functions:

         - product management;

         - business management;

         - productivity analysis;

         - SKU (stock keeping unit) control;

         - design technology; and

         - Vellux(R) management.

The International Division is organized to tailor its products and operations to the unique needs of the consumers and retailers in the world's leading markets. Operating units include:

         - Europe - which has manufacturing facilities and sales offices located in England supplying European department stores for private label, company brands, and licensed programs such as Ralph Lauren Home Collection.

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

Approximately 82% of the Company's sales are made to retail establishments in the United States, including chain and department stores, mass merchants, and specialty bed and bath stores. Finished products are distributed to retailers directly from the Company's plants. Distribution to hospitals and other healthcare establishments accounts for most of the remaining portion of the Company's sales of Home Fashions products. Certain institutional products also are sold directly and through distributors to major hotel and motel chains, and to laundry supply businesses. In addition to domestic sales, the Company distributes its Home Fashions products for eventual sale to certain foreign markets, principally Canada, Mexico, the United Kingdom, continental Europe, the Middle East and the Far East. International operations accounted for less than 5% of the total revenues of the Company in 1999.

In addition, certain products of the Company are sold through WestPoint Stevens Stores Inc., a wholly-owned subsidiary of the Company ("WestPoint Stores"). WestPoint Stores currently consists of 48 geographically dispersed, value-priced outlets throughout the United States and in Canada, most of which are located in factory outlet shopping centers. The products sold in WestPoint Stores are first quality (including overstocks), seconds, discontinued items and other products.

         INVENTORY MANAGEMENT, ELECTRONIC COMMUNICATION AND DELIVERY

The Company uses EDI, Quick Response and Vendor Managed Inventory replenishment programs, point-of-sale data and the latest available technology in retail warehouse and shelf space management to minimize inventory and maximize floor stock turnover for its customers. The Company's EDI system allows customers to place orders, and allows the Company to fill, track and bill orders, all by computer. This system enables the Company to ship products on a Quick Response basis so that customers can maintain lower inventories and react rapidly to changes in product demand. In addition, the Company is using Vendor Managed Inventory and dedicating certain manufacturing facilities to servicing key strategic customers. The Company anticipates that these programs will result in lower transportation expense and reduced distribution complexities for its customers. Through the use of the Nielsen Spaceman III category management program, the Company supports its customers' efforts to improve operating results through efficient inventory and shelf space management. The Company's objective is to provide its customers with 100% delivery reliability in terms of order quantities and delivery schedules. The Company believes that the use of in-house transportation has enabled the Company to maintain a high level of on-time delivery. The Company has placed a strong emphasis on the supply chain and logistics function. The Company believes that continued investment in planning, sourcing, distribution and transportation capabilities will enhance its ability to provide its customers with superior service and has recently invested in an i2 Technologies, Inc. demand management system for greater accuracy in managing product units.

         CUSTOMERS

The Company is pursuing strategic relationships with key merchandisers. An important component of the Company's strategy is to increase its share of shelf and floor space by strengthening its partnership with its customers. The Company is working closely with retailers and is sharing information and business practices with them to improve service and achieve higher profitability for both the retailer and the Company such as the value added through the Company's focus on supply chain and logistics and Vendor Managed Inventory.

The Company's Home Fashions products are sold to chain stores, including, among others, J.C. Penney Company, Inc. ("J.C. Penney"), and Sears Roebuck & Co., Inc. ("Sears"); mass merchants such as Wal-Mart Stores, Inc. ("Wal-Mart"), Kmart Corporation ("Kmart") and Target Stores (a division of Target Corporation); and department and specialty stores, including Federated Department Stores and Mervyn's (also a division of Target Corporation). The above named customers, which are the Company's six largest customers, accounted for approximately 56% of the net sales of the Company during the fiscal year ended

December 31, 1999. In 1999 sales to Target Corporation, Kmart and Wal-Mart were 14%, 13% and 11%, respectively of the net sales of the Company. Each of such customers has purchased goods from the Company in each of the last 10 years. Although the Company has no reason to believe that it will lose the business of any of its largest customers, a loss of any of the largest accounts (or a material portion of any thereof) would have an adverse effect upon the Company's business, which could be material.

         MANUFACTURING

The Company currently uses the latest manufacturing and distribution equipment and technologies in its mills. Management therefore believes that the Company is one of the most efficient manufacturers in the home fashions industry. Over the past five years, the Company has spent approximately $645 million to modernize its manufacturing and distribution systems and has spent approximately $149 million of that amount during 1999. The capital expenditures have been used to, among other things, replace projectile looms with faster, more efficient air jet looms, replace ring spinning with open-end and air jet spinning, and further automate the Company's cut and sew operations. Air jet looms produce at higher speeds than projectile looms, yielding fewer defects, requiring less maintenance and providing cleaner and safer working environments. Using air jet technology, compressed air propels the filling yarn at high speeds, with robotics handling the cutting and tucking of the filling yarn. The Company's new open-end and air jet spinning machines use computerized monitors and sensors which track and analyze the work, streamline information gathering and detect defects immediately to improve yarn quality. The Company intends to invest $90 million in capital improvements in the aggregate in 2000 which includes the purchase of air jet spinning equipment and blanket manufacturing facilities and equipment, completion of new and expanded distribution centers and installation of dyeing and finishing equipment, and automated fabricating and material handling equipment and distribution management systems which will further eliminate labor-intensive and costly manufacturing steps and improve distribution efficiency. These capital programs have resulted, and are expected to continue to result, in improved product quality, increased efficiency and capacity, lower costs and quicker response time to customer orders. The Company (including its subsidiaries) owns and utilizes 24 manufacturing facilities located primarily in the Southeastern United States and leases 5 manufacturing facilities, including one in England. See "Item 2 Properties."

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

         BACKLOG ORDERS

The backlog of the Company's unfilled customer orders believed by management to be firm was approximately $117.4 million at February 5, 2000, as compared with approximately $104.5 million at February 27, 1999. The Company does not believe that its backlogs are a meaningful indicator of its future business.

         COMPETITION

The home fashions industry is highly competitive. The Company competes on the basis of price, quality, design and customer service, among other factors. In the sheet and towel markets, the Company competes primarily with Fieldcrest Cannon, Inc., a wholly-owned subsidiary of Pillowtex Corporation (collectively "Pillowtex/Fieldcrest"), and Springs Industries, Inc. ("Springs"). In the other bedding and accessories markets, the Company competes with many companies, most of which are much smaller in size than the Company. The Company has pursued a competitive strategy focused on providing the best fashion, quality, service and value to its customers and to the ultimate consumer. The Company believes that there has been an increase in the sale of imported Home Fashions in the domestic market and is actively pursuing its own foreign sourcing opportunities to meet the demand for such products. The Company believes the level of foreign competition has been increasing. There can be no assurance that foreign competition will not grow to a level that could have an adverse effect upon the Company's ability to compete effectively.

         OTHER OPERATIONS

The Company's operations include Grifftex Chemicals ("Grifftex") which formulates chemicals primarily used in the Company's finishing processes and WestPoint Stevens Graphics ("Graphics") which prints product packaging and labeling. Neither Grifftex nor Graphics represent a material portion of the Company's business.

         RESEARCH AND DEVELOPMENT

Management believes that research and development in product innovation and differentiation is important to maintain the Company's competitive edge. The Company continually seeks to develop new specialty finishing techniques that would improve fabric quality and enhance fabric aesthetics. Research also is conducted to develop new products in response to changing customer demands and environmental concerns. The Company has continued to invest in product development to maintain a leadership position in the market place.

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

         EMPLOYEES

The Company (including its subsidiaries) employed approximately 16,286 active employees as of February 18, 2000. The Company believes that its relations with all of its employees are excellent. The Company has not experienced a strike or work stoppage by any of its unionized employees during the past 20 years.

The Company has developed an efficient employee relations and communications program that includes rules and regulations for employee conduct and procedures for employee complaints. This long-standing program focuses on and, in the view of management, has resulted in, strong, positive employee relations practices, good working conditions, progressive personnel policies and expansive safety programs.

         RECENT DEVELOPMENTS

During 1999 the Company purchased approximately 5.5 million shares under various stock repurchase programs, at an average price of $23.13 per share. On January 18, 2000, the Board of Directors approved the purchase of up to four million additional shares of the Company's common stock, subject to the Company's debt limitations, which brings the total shares that have been approved for purchase to 27 million shares. At December 31, 1999, approximately 3.5 million shares, excluding the four million share increase announced in January 2000, remained to be purchased under these programs. The repurchased shares include open market purchases and private transactions. The repurchased shares are held in the Company's treasury for general corporate purposes.

On November 24, 1999, the Company announced that it had engaged Merrill Lynch & Co. to assist its Board of Directors in the exploration of strategic and financial alternatives (which could include a management buyout) for the purpose of enhancing stockholder value.

On February 11, 2000, the Company announced that it received a proposal from Holcombe T. Green, Jr., Chairman and Chief Executive Officer of the Company, to acquire the Company in a leveraged buyout transaction. Mr. Green proposed that all of the outstanding shares of the Company's common stock, other than shares held by Mr. Green and his affiliates and certain other shareholders to be identified in the future (which might include certain members of the Company's management), be acquired for a cash purchase price of $21.00 per share through a merger of an entity owned by Mr. Green's affiliates with the Company. The Company's Board of Directors asked Merrill Lynch to assist it in evaluating the buyout proposal, while continuing to assist the Board in the exploration of strategic and financial alternatives.

On March 24, 2000, the Company released a press release announcing that its Board of Directors had approved and adopted a plan of recapitalization (the "Plan of Recapitalization"), pursuant to which outstanding shares of the Company's Common Stock, par value $0.01 per share (the "Shares"), held by all stockholders, other than the Company's Chief Executive Officer, President, Chief Financial Officer, other senior managers and their affiliates and certain other stockholders (collectively, the "Exchanging Stockholders"), will be reclassified as and converted into one share of Series B Participating Preferred Stock, par value $0.01 per share, of the Company (the "Series B Preferred Stock"). Promptly following the reclassification, the Company will redeem all outstanding shares of Series B Preferred Stock on the basis of one share of Series B Preferred Stock for $22.00 cash.

In addition, prior to the reclassification of the Company's capital stock, the Shares held by the Exchanging Stockholders will be exchanged for shares of Series A Participating Preferred Stock, par value $0.01 per share, of the Company (the "Series A Preferred Stock"). Pursuant to the Plan of Recapitalization, each outstanding share of Series A Preferred Stock will be reclassified as and converted into one share of Common Stock, par value $0.01 per share, of the Company. Following the consummation of the Plan of Recapitalization, Holcombe T. Green, Jr., the Company's Chief Executive Officer, and his affiliates are expected to continue to beneficially own approximately 38% of the voting stock of the Company.

Consummation of the Plan of Recapitalization is subject to, among other things, stockholders' approval (including, in addition to the approval required by law, the approval of 60% of the "disinterested stockholders" voting in person or by proxy) and the negotiation of agreements relating to the equity and debt financing necessary to pay the redemption price, refinance outstanding bank indebtedness, provide for sufficient working capital and pay all related fees and expenses. The Company's senior notes due 2005 and 2008 will remain outstanding. The Company is in the process of evaluating commitment letters received from various prospective equity and debt financing sources.

         OTHER FACTORS

Except for historical information contained herein, certain matters set forth in this Annual Report on Form 10-K are forward looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Such risks and uncertainties may be attributable to important factors which include but are not limited to the following: product margins may vary from those projected; raw material prices may vary from those assumed; additional reserves may be required for bad debts, returns, allowances, governmental compliance costs, or litigation; there may be changes in the performance of financial markets or fluctuations in foreign currency exchange rates; unanticipated natural disasters could have a material impact upon results of operations; there may be changes in the general economic conditions which affect customer payment practices or consumer spending; competition for retail and wholesale customers, pricing and transportation of products may vary from time to time due to seasonal variations or otherwise; customer preferences for our products can be affected by competition, or general market demand for domestic or imported goods or the quantity, quality, price or delivery time of such goods; there could be an unanticipated loss of a material customer or a material license; the availability and price of raw materials could be affected by weather, disease, energy costs or other factors. In addition, consideration should be given to any other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission.

ITEM 2.  PROPERTIES

The Company's properties are owned or leased directly and indirectly through its subsidiaries. Management believes that the Company's facilities and equipment are in good condition and sufficient for current operations.

The Company owns office space in West Point, Georgia, and Lanett and Valley, Alabama, and leases various additional office space, including approximately 148,000 square feet in New York City, of which approximately 36,000 square feet is subleased to other tenants. The Company also owns or leases various administrative, storage and office space.

The Company owns a chemical plant containing approximately 43,000 square feet of floor space from which Grifftex Chemicals operates. In addition, the Company owns a printing facility consisting of 38,000 square feet in which Graphics prints product packaging and labeling.

The Company and its subsidiaries own 24 manufacturing facilities located in Alabama, Florida, Georgia, Indiana, Maine, North Carolina, South Carolina and Virginia which contain in the aggregate approximately 9,663,000 square feet of floor space and lease 5 manufacturing facilities in Georgia, Louisiana, Nevada, South Carolina and England which contain in the aggregate approximately 439,000 square feet of floor space.

The Company and its subsidiaries also own 12 distribution centers and warehouses for their operations which contain approximately 3,717,000 square feet of floor space. In addition, the Company and its subsidiaries lease 9 distribution outlets and warehouses containing approximately 717,000 square feet of floor space.

WestPoint Stores owns 2 retail stores and leases its 46 other retail stores, all of which are dispersed throughout the United States and Canada.


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

On February 14, 2000, seven individual suits, entitled Matthew Lubrano v. WestPoint Stevens Inc., et al., Crandon Capital Partners v. Holcombe T. Green, et al., John McMullen v. WestPoint Stevens Inc., et al., David Frankel v. M. Katherine Dwyer, et. al., Norman Geller v. WestPoint Stevens Inc., et al., Paul Green v. WestPoint Stevens Inc., et al., and Whitney Smith v. WestPoint Stevens Inc., et al. were filed against the Company and certain of its directors in the Court of Chancery of the State of Delaware in and for New Castle County. The plaintiffs in these cases allege, among other things, that the $21 offer is unfair and inadequate; was not negotiated at arms length; that members of the Company's management including certain defendants violated their duty of fair dealing by timing the Transaction to cap the market price for the Company's stock before the market reacted to the announcement of the Company's excellent results in 1999; and the management group with the acquiescence of the Company's Board of Directors will continue to breach their fiduciary duties owed to the plaintiffs unless injunctive relief is granted. The Complainants seek class action status, preliminary and permanent injunctive relief against the consummation of the Transaction, to rescind the Transaction if consummated or the award of an unspecified amount of class rescissory damages, an order for the defendants to account to the plaintiffs and other class members for all damages suffered as the result of alleged wrongdoing, costs, disbursements and attorneys' and experts' fees in an unspecified amount. The Company believes that the allegations contained in the complaints are without merit and intends to contest the action vigorously on behalf of itself and its directors. See "Item
1. Business - Recent Developments" for information regarding the Transaction.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 1999, no matters were submitted by the Company to a vote of its stockholders.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is listed on the New York Stock Exchange ("NYSE") under the symbol WXS. Such listing became effective on October 15, 1999. Prior thereto, the Company's Common Stock was listed on the National Association of Securities Dealers Automated Quotation System - National Market System ("NASDAQ") under the symbol WPSN from August 2, 1993.

High (ask) and low (bid) quotations, as reported (on a split basis), each quarterly period within the two most recent fiscal years were:


                  Quarter Ended                                         Quotations
                                                   ------------------------------------------------
                                                            1999                        1998
                                                   ----------------------       -------------------
                                                   High/Ask       Low/Bid       High/Ask    Low/Bid
                                                   --------       -------       --------    -------
                  March 31                          32             23 1/4         29 1/4    21 3/4
                  June 30                           37 9/16        26 1/2         34 3/4    28 1/4
                  September 30                      33             22 1/4         37 7/8    25 15/16
                  December 31                       24 1/2         15 3/16        32 1/2    24 5/8

The Company paid dividends of $.02 per share on June 1, September 1 and December 1, 1999, and on March 1, 2000. Under its existing credit facility the Company is permitted to pay dividends from excess cash flow as defined in the credit facility.

As of March 17, 2000, there were approximately 17,421 holders of the Company's Common Stock. Of that total, approximately 278 were stockholders of record and approximately 17,143 held their stock in nominee name.

ITEM 6.  SELECTED FINANCIAL DATA

The selected historical financial data presented below for 1999, 1998 and 1997 were derived from the Audited Consolidated Financial Statements of the Company and its subsidiaries for the years ended December 31, 1999, 1998 and 1997 (the "Consolidated Financial Statements"), and should be read in conjunction therewith, including the notes thereto and the other financial information included elsewhere herein. The statement of operations data reflect the discontinuance of the Alamac Knit Fabrics subsidiary and accordingly only reflect the operations of Home Fashions.


                                                                                          YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------------------------------
                                                                       1999         1998         1997         1996        1995
                                                                     ---------    ---------    ---------    ---------   ---------
(IN MILLIONS, EXCEPT PER SHARE DATA)

STATEMENT OF
   OPERATIONS DATA:
Net sales                                                            $ 1,883.3    $ 1,779.0    $ 1,657.5    $ 1,501.8   $ 1,418.2
Gross earnings                                                           505.3        474.7        419.8        372.4       359.1
Operating earnings (1)                                                   268.1        248.3        214.9        188.5        26.3
Interest expense                                                         102.4        105.7        102.2         94.5        93.5
Income (loss) from continuing operations
    before income tax expense
    (benefit) and  extraordinary items                                   162.9        141.7        110.2         91.0       (70.4)
Income (loss) from continuing operations
    before extraordinary items                                           104.1         90.6         69.3         58.0      (102.3)

Net income (loss)                                                        104.1         40.0         78.0         57.7      (129.8)

Diluted net income (loss) per common share:
     Continuing operations                                                1.84         1.51         1.11         0.91       (1.57)
     Discontinued operations                                                --           --          .14           --        (.42)
     Extraordinary item - loss on extinguishment of debt(2)                 --         (.84)          --           --          --
                                                                     ---------    ---------    ---------    ---------   ---------
     Net income (loss) per common share                                   1.84          .67         1.25         0.91       (1.99)

Diluted average common shares outstanding                                 56.6         59.9         62.7         63.7        65.4



                                                                                              DECEMBER 31,
                                                                     ------------------------------------------------------------
                                                                        1999         1998         1997         1996        1995
                                                                     ---------    ---------    ---------    ---------   ---------
    (IN MILLIONS)

BALANCE SHEET DATA:
Total assets                                                         $ 1,540.7    $ 1,391.2    $ 1,291.1    $ 1,157.0   $ 1,143.0
Working capital(3)                                                       233.1        178.2        212.2        140.9       115.7
Total debt                                                             1,464.8      1,335.4      1,187.7      1,099.0     1,148.0
Stockholders' equity (deficit)                                          (498.0)      (487.5)      (425.0)      (451.9)     (507.5)



                                                                                          YEAR ENDED DECEMBER 31,
                                                                     ------------------------------------------------------------
    (IN MILLIONS, EXCEPT RATIOS)                                        1999        1998         1997         1996        1995
                                                                     ---------    ---------    ---------    ---------   ---------

OTHER DATA:
Depreciation and amortization:(4)
     Continuing operations                                           $    84.1    $    80.6    $    71.7    $    68.9   $    69.3
     Discontinued operations                                                --           --          5.5          8.1        11.1
Amortization of excess reorganization value:
     Continuing operations                                                  --           --           --           --       152.4
     Discontinued operations                                                --           --           --           --        25.3
Capital expenditures:
     Continuing operations                                               148.6        147.5        148.9         94.9        92.4
     Discontinued operations                                                --           --          3.2          5.0         9.8
Operating earnings from continuing
    operations before amortization
    of excess reorganization value(5)                                    268.1        248.3        214.9        188.5       178.7



Continuing operations adjusted
    net income(6)                                                        104.1         90.6         69.3         58.0        50.1
Operating margin from continuing
    operations before amortization
    of excess reorganization value(7)                                     14.2%        14.0%        13.0%        12.6%       12.6%

                        See footnotes on following page.

(1)Operating earnings for the year ended December 31, 1995 includes amortization of excess reorganization value of $152.4 million.



(2)The Company recorded an extraordinary item of $50.6 million, net of income taxes of $28.5 million, for the early extinguishment of debt. The extraordinary charge consisted primarily of tender premiums and the write-off of deferred debt costs.


(3)Working capital at December 31, 1999, 1998, 1997, 1996 and 1995 includes the current portion of bank indebtedness and other long-term debt of $89.8 million, $60.4 million, $41.4 million, $24.0 million and $73.0 million, respectively.


(4)Excludes amortization of excess reorganization value.


(5)Such amounts are presented to facilitate comparisons between periods since there were no charges for the years ended December 31, 1999, 1998, 1997 and 1996 for amortization of excess reorganization value.


(6)Continuing operations adjusted net income represents net income from continuing operations, adjusted to remove the impact of the amortization of excess reorganization value and before extraordinary item and discontinued operations. Adjusted continuing operations EPS for the years ended December 31, 1999, 1998, 1997, 1996 and 1995 was $1.84, $1.51, $1.11, $.91 and $.77,
respectively.


(7)Operating margin before amortization of excess reorganization value represents operating earnings before amortization of excess reorganization value as a percentage of net sales for the periods presented.

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

On February 11, 2000, the Company announced that it received a proposal from Holcombe T. Green, Jr., Chairman and Chief Executive Officer of the Company, to acquire the Company in a leveraged buyout transaction. Mr. Green proposed that all of the outstanding shares of the Company's common stock, other than shares held by Mr. Green and his affiliates and certain other shareholders to be identified in the future (which might include certain members of the Company's management), be acquired for a cash purchase price of $21.00 per share through a merger of an entity owned by Mr. Green's affiliates with the Company. Consummation of the proposed transaction would be subject to, among other things, the negotiation of a definitive merger agreement, the approval of the Company's Board of Directors and stockholders, and receipt of necessary financing.

The following discussion under Liquidity and Capital Resources does not reflect the impact of the above transaction.


YEAR 2000

In prior years, the Company discussed the nature of progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expended approximately $525,000 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.


RESULTS OF OPERATIONS

The table below is a summary of the Company's operating results for the years ended December 31, 1999, 1998 and 1997. See Note 10 in the Notes to Consolidated Financial Statements for information concerning the Company's discontinued operations. The following discussion is limited to an analysis of the results of continuing operations (in millions of dollars and as percentages of net sales).


                                                                                YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------------------
                                                                      1999               1998                1997
                                                                   ----------         ----------          ----------
Net sales ...............................................          $  1,883.3         $  1,779.0          $  1,657.5
Gross earnings ..........................................          $    505.3         $    474.7          $    419.8
Operating earnings ......................................          $    268.1         $    248.3          $    214.9
Interest expense ........................................          $    102.4         $    105.7          $    102.2
Income from continuing operations .......................          $    104.1         $     90.6          $     69.3
Income from discontinued operations .....................                  --                 --                 2.6
Gain on sale of discontinued operations .................                  --                 --                 6.1
Extraordinary item - loss on early extinguishment of debt                  --              (50.6)                 --
                                                                   ----------         ----------          ----------
Net income ..............................................          $    104.1         $     40.0          $     78.0
Gross margins ...........................................                26.8%              26.7%               25.3%
Operating margins........................................                14.2%              14.0%               13.0%

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS-CONTINUED

                             1999 COMPARED WITH 1998

NET SALES. Net sales for the year ended December 31, 1999 increased $104.3 million, or 5.9%, to $1,883.3 million compared with net sales of $1,779.0 million for the year ended December 31, 1998. The increase was driven by the Company's increases in sales from accessories, including its Vellux blankets; top of the bed accessories; and the acquisition of basic bedding products from Liebhardt Mills, Inc. ("LMI"). Approximately $46.0 million of the 1999 sales growth was associated with the acquisition of LMI. Exclusive of this acquisition, sales growth would have been 3.3%. The Company had excellent results from its major discount customers, Ralph Lauren line, its Canadian international accounts and its retail store business.

GROSS EARNINGS/MARGINS. Gross earnings for the year ended December 31, 1999 of $505.3 million increased $30.6 million, or 6.4%, compared with $474.7 million for 1998 and reflect gross margins of 26.8% in 1999 and 26.7% in 1998. Gross earnings and margins improved in 1999 due to continued growth of the Company's accessory business and the overall positive mix of the Company's business as a whole. The Company's designer lines, particularly Ralph Lauren and Martha Stewart, as well as the Company's retail stores, also contributed to the improved margins.

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses increased $10.8 million, or 4.8%, in 1999 compared with 1998, and as a percentage of net sales represent 12.6% in 1999 and 12.7% in 1998. The increase in selling, general and administrative expenses in 1999 was due primarily to the acquisition of LMI in 1998, which represented only two months of selling, general and administrative expense versus a full year in 1999, and increased shipping and warehousing expenses associated with the higher unit volume.

Operating earnings for the year ended December 31, 1999 were $268.1 million, or 14.2% of sales, and increased $19.8 million, or 8.0%, compared with operating earnings of $248.3 million, or 14.0% of sales, for 1998. Operating earnings improvement resulted from strong sales increases, improved gross margins, and excellent control of selling, general and administrative expenses.

INTEREST EXPENSE. Interest expense for the year ended December 31, 1999 of $102.4 million decreased $3.3 million compared with interest expense for the year ended December 31, 1998. The decrease in interest expense was due primarily to lower interest rates as a result of the refinancing transactions in the second quarter of 1998 offset somewhat by higher working capital, the LMI acquisition and an accelerated stock repurchase program.

OTHER EXPENSE-NET. Other expense-net was comprised of amortization of deferred financing fees of $2.9 million in 1999 and $3.3 million in 1998, and miscellaneous income and expense items. Other expense-net totaled $2.8 million in 1999 as compared with $1.0 million in 1998.

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes and non-deductible items.

NET INCOME. Net income from continuing operations for fiscal year 1999 was $104.1 million, or $1.84 per share diluted, compared with net income of $90.6 million (before extraordinary item), or $1.51 per share diluted, for last year.

Diluted per share amounts are based on 56.6 million and 59.9 million average shares outstanding for the 1999 and 1998 periods, respectively. The decrease in the average shares outstanding was primarily the result of the purchase by the Company of shares under the stock repurchase programs.

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS--CONTINUED

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

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Effective January 1, 1999, the Company adopted Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which provides guidance as to when certain costs incurred during an internal-use software development project should be capitalized. Adoption of SOP 98-1 did not have a material effect on the Company's financial statements.


RISK MANAGEMENT AND MARKET SENSITIVE INSTRUMENTS

The Company is exposed to various market risks, including changes in certain commodity prices and interest rates. These exposures primarily relate to the acquisition of raw materials and changes in interest rates.

Commodities Risk. The Company, selectively uses commodity futures contracts, forward purchase commodity contracts and option contracts to manage certain of its commodities exposures. Such contracts are used principally to manage the Company's exposure to cotton commodity price risk. The Company does not hold or issue derivative instruments for trading purposes.

At December 31, 1999 and 1998, the Company, in its normal course of business, had entered into various commodity futures contracts and forward purchase commodity contracts. Based on year-end forward cotton prices, the Company's futures contracts and forward purchase contracts at December 31, 1999 (which covered a portion of its 2000 needs) had a net deferred loss of approximately $3.4 million. At December 31, 1998, the net deferred loss was approximately $16.8 million. Management believes that the Company's cost of cotton for 2000 will be at least as favorable as the cost of cotton in 1999.

Based on a sensitivity analysis for commodities, the hypothetical net deferred loss for the combined commodity positions at December 31, 1999 is estimated to be approximately $13.1 million ($35.6 million at December 31, 1998), assuming a decrease of 10% in such commodity prices. Actual commodity price volatility is dependent on many varied factors impacting supply and demand that are impossible to forecast. Therefore, actual changes in fair value over time could differ substantially from the hypothetical change disclosed above.

Interest Rate Risk. At December 31, 1999 and 1998, the Company's floating interest rate debt outstanding was $464.8 million and $335.4 million, respectively. A 100 basis point increase in market rates would increase interest expense and decrease income before income taxes by approximately $4.6 million and $3.4 million at December 31, 1999 and 1998, respectively. The amount was determined by calculating the effect of the hypothetical interest rate on the Company's floating interest rate debt.

The fair market value of long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair market value of the Company's total long-term fixed interest rate debt at December 31, 1999 was approximately $907.9 million, which was below its carrying value by approximately $92.1 million. At December 31, 1998, the estimated fair market value of the Company's long-term fixed interest rate debt was $1,013.8 million, which exceeded its carrying value by approximately $13.8 million. A hypothetical 100 basis point decrease in the prevailing interest rates at December 31, 1999 would result in an increase in the fair market value of total long-term fixed interest rate debt by approximately $47.3 million ($60.6 million at December 31, 1998). Fair market values are determined from quoted market prices where available or based on estimates.

EFFECTS OF INFLATION

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability.

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are expected to be cash from its operations and funds available under the Senior Credit Facility. At February 24, 2000, the maximum commitment under the Senior Credit Facility was $800 million and the Company had unused borrowing availability under the Senior Credit Facility totaling $220.8 million. The Senior Credit Facility contains covenants which, among other things, limit indebtedness and require the maintenance of certain financial ratios and minimum net worth (as defined). During the second quarter of 1999, the Company increased the maximum commitment under the Senior Credit Facility from $575 million to $800 million. The conditions of the increased revolver continue as previously stated, including the revolver expiration date of November 30, 2004. The increased borrowing availability is to support the Company's growth plans and strategy in the future, if required.

The Company's principal uses of cash for the next several years will be operating expenses, capital expenditures, stock repurchases and debt service requirements related primarily to interest payments. The Company spent approximately $148.6 million in 1999 on capital expenditures and intends to invest approximately $90 million in 2000. The Board of Directors approved the payment of quarterly cash dividends of $.02 per share, which were paid on June 1, 1999, September 1, 1999 and December 1, 1999 totaling approximately $3.4 million, and has approved the payment of a quarterly cash dividend of $.02 per share payable on March 1, 2000 to shareholders of record as of February 24, 2000.

During 1999, the Company purchased approximately 5.5 million shares under its various stock repurchase programs, at an average price of $23.13 per share. On January 18, 2000, the Board of Directors approved the purchase of up to four million additional shares of the Company's common stock, subject to the Company's debt limitations, which brings the total shares that have been approved for purchase to twenty-seven million shares. At January 18, 2000, approximately 4.6 million shares remained to be purchased under these programs representing approximately 9.2% of the outstanding shares.

The Company, through a "bankruptcy remote" receivables subsidiary, has a Trade Receivables Program which provides for the sale of accounts receivable, on a revolving basis. At December 31, 1999 and December 31, 1998, $154 million and $145 million, respectively, had been sold under this program and the sale is reflected as a reduction of accounts receivable in the Company's Consolidated Balance Sheets. The cost of the Trade Receivables Program in 2000 is estimated to total approximately $8.6 million, compared with $8.8 million in 1999, and will be charged to selling, general and administrative expenses.

Debt service requirements for interest payments in 2000 are estimated to total approximately $115.3 million (excluding amounts related to the Trade Receivables Program) compared with interest payments of $104.1 million in 1999. The Company's long-term indebtedness has no scheduled principal requirements during 2000.

Management believes that cash from the Company's operations and borrowings under its credit agreements will provide the funding necessary to meet the Company's anticipated requirements for capital expenditures, operating expenses and stock repurchases and to enable it to meet its anticipated debt service requirements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



Consolidated Financial Statements for the years ended December 31, 1999, 1998 and 1997


Report of Ernst & Young LLP, Independent Auditors .......          18
Consolidated Balance Sheets .............................     19 - 20
Consolidated Statements of Income .......................          21
Consolidated Statements of Stockholders' Equity (Deficit)          22
Consolidated Statements of Cash Flows ...................          23
Notes to Consolidated Financial Statements ..............     24 - 38

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


BOARD OF DIRECTORS AND STOCKHOLDERS
WESTPOINT STEVENS INC.


We have audited the accompanying consolidated balance sheets of WestPoint Stevens Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WestPoint Stevens Inc. at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                 /s/Ernst & Young LLP


Columbus, Georgia
February 2, 2000
except for Note 13, as to which
the date is March 24, 2000

                             WESTPOINT STEVENS INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                            DECEMBER 31,
                                                                  ---------------------------------
                                                                      1999                  1998
                                                                  -----------           -----------

ASSETS
Current Assets
         Cash and cash equivalents ........................       $       162           $       527
         Accounts receivable (less allowances of $18,950
              and $19,251, respectively) ..................            85,419                70,086
         Inventories ......................................           448,887               381,022
         Prepaid expenses and other current assets ........            13,842                18,051
                                                                  -----------           -----------
                   Total current assets ...................           548,310               469,686



Property, Plant and Equipment
         Land .............................................             6,781                 6,593
         Buildings and improvements .......................           346,141               305,959
         Machinery and equipment ..........................           983,209               888,540
         Leasehold improvements ...........................            10,918                 9,939
                                                                  -----------           -----------
                                                                    1,347,049             1,211,031
         Less accumulated depreciation and amortization ...          (506,337)             (434,092)
                                                                  -----------           -----------
                   Net property, plant and equipment ......           840,712               776,939



Other Assets
         Deferred financing fees ..........................            19,362                21,102
         Prepaid pension and other assets .................            62,857                52,257
         Goodwill .........................................            69,433                71,227
                                                                  -----------           -----------
                   Total other assets .....................           151,652               144,586
                                                                  -----------           -----------
                                                                  $ 1,540,674           $ 1,391,211
                                                                  ===========           ===========


                             See accompanying notes.

                             WESTPOINT STEVENS INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                                 DECEMBER 31,
                                                                       ---------------------------------
                                                                           1999                  1998
                                                                       -----------           -----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
         Senior Credit Facility .............................          $    89,803           $    60,400
         Accrued interest payable ...........................                4,336                 4,777
         Accounts payable ...................................               94,036                85,908
         Other accrued liabilities ..........................              127,059               140,423
                                                                       -----------           -----------
                         Total current liabilities ..........              315,234               291,508


Long-Term Debt ..............................................            1,375,000             1,275,000


Noncurrent Liabilities
         Deferred income taxes ..............................              284,003               236,328
         Other liabilities ..................................               64,457                75,827
                                                                       -----------           -----------
                         Total noncurrent liabilities .......              348,460               312,155


Stockholders' Equity (Deficit)
         Common Stock and capital in excess of par value:
                   Common Stock, $.01 par value;
                   200,000,000 shares authorized;
                   71,099,649 and 70,862,029 shares
                   issued, respectively .....................              361,504               343,437
         Accumulated deficit ................................             (484,378)             (585,115)
         Treasury stock; 18,858,823 and 14,576,744 shares
                   at cost, respectively ....................             (363,972)             (242,844)
         Accumulated other comprehensive income (loss) ......               (2,112)               (2,930)
         Unearned compensation ..............................               (9,062)                   --
                                                                       -----------           -----------
                         Total stockholders' equity (deficit)             (498,020)             (487,452)
                                                                       -----------           -----------
                                                                       $ 1,540,674           $ 1,391,211
                                                                       ===========           ===========


                             See accompanying notes.

                             WESTPOINT STEVENS INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




                                                                                        YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------------------------
                                                                            1999                 1998                 1997
                                                                         ----------          -----------           ----------

Net sales .........................................................      $1,883,263          $ 1,778,991           $1,657,511
Cost of goods sold ................................................       1,377,917            1,304,231            1,237,657
                                                                         ----------          -----------           ----------
      Gross earnings ..............................................         505,346              474,760              419,854
Selling, general and administrative expenses ......................         237,246              226,437              204,981
                                                                         ----------          -----------           ----------
      Operating earnings ..........................................         268,100              248,323              214,873
Interest expense ..................................................         102,395              105,677              102,172
Other expense-net .................................................           2,843                  968                2,461
                                                                         ----------          -----------           ----------
      Income from continuing operations before income tax
         expense and extraordinary item ...........................         162,862              141,678              110,240
Income tax expense ................................................          58,750               51,125               40,982
                                                                         ----------          -----------           ----------
Income from continuing operations before extraordinary item .......         104,112               90,553               69,258
Income from discontinued operations ...............................              --                   --                2,625
Gain on sale of discontinued operations ...........................              --                   --                6,138
Extraordinary item - loss on early extinguishment of debt
     (net of income tax benefit of $28,474) .......................              --              (50,621)                  --
                                                                         ----------          -----------           ----------
      Net income ..................................................      $  104,112          $    39,932           $   78,021
                                                                         ==========          ===========           ==========


Basic net income (loss) per common share:
      Continuing operations .......................................      $     1.89          $      1.57           $     1.14
      Discontinued operations .....................................              --                   --                  .04
      Gain on sale of discontinued operations .....................              --                   --                  .10
      Extraordinary item - loss on early extinguishment of debt ...              --                 (.88)                  --
                                                                         ----------          -----------           ----------
      Net income per common share .................................      $     1.89          $       .69           $     1.28
                                                                         ==========          ===========           ==========

Diluted net income (loss) per common share:
      Continuing operations .......................................      $     1.84          $      1.51           $     1.11
      Discontinued operations .....................................              --                   --                  .04
      Gain on sale of discontinued operations .....................              --                   --                  .10
      Extraordinary item - loss on early extinguishment of debt ...              --                 (.84)                  --
                                                                         ----------          -----------           ----------
      Net income per common share .................................      $     1.84          $       .67           $     1.25
                                                                         ==========          ===========           ==========


Basic average common shares outstanding ...........................          55,119               57,791               61,078
      Dilutive effect of stock options and stock bonus plan .......           1,479                2,158                1,576
                                                                         ----------          -----------           ----------
Diluted average common shares outstanding .........................          56,598               59,949               62,654
                                                                         ==========          ===========           ==========


                             See accompanying notes.

                             WESTPOINT STEVENS INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                               COMMON
                                                               STOCK
                                                             AND CAPITAL
                                                                 IN                                               ACCUMULATED
                                                               EXCESS OF        TREASURY STOCK                       OTHER
                                                     COMMON      PAR         --------------------   ACCUMULATED   COMPREHENSIVE
                                                     SHARES     VALUE        SHARES       AMOUNT      DEFICIT     INCOME (LOSS)
                                                     ------  ------------    ------     ---------   -----------   -------------

Balance, January 1, 1997 ........................    69,414    $329,394      (7,711)    $ (70,316)    $(703,068)    $ (7,953)
     Comprehensive income:
          Net income ............................        --          --          --            --        78,021           --
          Minimum pension liability adjustment ..        --          --          --            --            --        5,595
          Foreign currency translation adjustment                                                                       (434)
     Comprehensive income .......................
     Exercise of management stock options
          including tax benefit .................       882       7,649         (13)         (282)           --           --
     Issuance of stock pursuant to Stock Bonus
          Plan including tax benefit ............        --         308         198         2,240            --           --
     Purchase of treasury shares ................        --          --      (3,369)      (66,147)           --           --
                                                     ------    --------      ------     ---------     ---------     --------

Balance, December 31, 1997 ......................    70,296     337,351     (10,895)     (134,505)     (625,047)      (2,792)

     Comprehensive income:
          Net income ............................        --          --          --            --        39,932           --
          Minimum pension liability adjustment ..        --          --          --            --            --          813
          Foreign currency translation adjustment                                                                       (951)
     Comprehensive income .......................
     Exercise of management stock options
          including tax benefit .................       566       5,235         (57)       (1,666)           --           --
     Issuance of stock pursuant to Stock Bonus
          Plan including tax benefit ............        --         851         212         2,421            --           --
     Purchase of treasury shares ................        --          --      (3,837)     (109,094)           --           --
                                                     ------    --------      ------     ---------     ---------     --------

Balance, December 31, 1998 ......................    70,862     343,437     (14,577)     (242,844)     (585,115)      (2,930)

     Comprehensive income:
          Net income ............................        --          --          --            --       104,112           --
          Foreign currency translation adjustment        --          --          --            --            --          818
      Comprehensive income ......................
      Exercise of management stock options
          including tax benefit .................       238       8,744         399           112            --           --
     Issuance of stock pursuant to Stock Bonus
          Plan including tax benefit ............        --       2,184         295         3,193            --           --
     Issuance of restricted stock ...............        --       7,139         501         2,255            --           --
     Amortization of  compensation ..............        --          --          --            --            --           --
     Purchase of treasury shares ................        --          --      (5,477)     (126,688)           --           --
     Cash dividends .............................        --          --          --            --        (3,355)          --
     Stock dividends pursuant to Stock
          Bonus Plan ............................        --          --          --            --           (20)          --
                                                     ------    --------      ------     ---------     ---------     --------

Balance, December 31, 1999 ......................    71,100    $361,504     (18,859)    $(363,972)    $(484,378)    $ (2,112)
                                                     ======    ========     =======     =========     =========     ========

                                                        UNEARNED
                                                      COMPENSATION   TOTAL
                                                      ------------ ---------

Balance, January 1, 1997 ........................      $    --     $(451,943)
     Comprehensive income:
          Net income ............................           --        78,021
          Minimum pension liability adjustment ..           --         5,595
          Foreign currency translation adjustment                       (434)
                                                                   ---------
     Comprehensive income .......................                     83,182
                                                                   ---------
     Exercise of management stock options
          including tax benefit .................           --         7,367
     Issuance of stock pursuant to Stock Bonus
          Plan including tax benefit ............           --         2,548
     Purchase of treasury shares ................           --       (66,147)
                                                       -------     ---------

Balance, December 31, 1997 ......................           --      (424,993)

     Comprehensive income:
          Net income ............................           --        39,932
          Minimum pension liability adjustment ..           --           813
          Foreign currency translation adjustment                       (951)
                                                                   ---------
     Comprehensive income .......................                     39,794
                                                                   ---------
     Exercise of management stock options
          including tax benefit .................           --         3,569
     Issuance of stock pursuant to Stock Bonus
          Plan including tax benefit ............           --         3,272
     Purchase of treasury shares ................           --      (109,094)
                                                       -------     ---------

Balance, December 31, 1998 ......................           --      (487,452)

     Comprehensive income:
          Net income ............................           --       104,112
          Foreign currency translation adjustment            --          818
                                                                   ---------
      Comprehensive income ......................                    104,930
                                                                   ---------
      Exercise of management stock options
          including tax benefit .................           --         8,856
     Issuance of stock pursuant to Stock Bonus
          Plan including tax benefit ............           --         5,377
     Issuance of restricted stock ...............       (9,394)           --
     Amortization of  compensation ..............          332           332
     Purchase of treasury shares ................           --      (126,688)
     Cash dividends .............................           --        (3,355)
     Stock dividends pursuant to Stock
          Bonus Plan ............................           --           (20)
                                                       -------     ---------

Balance, December 31, 1999 ......................      $(9,062)    $(498,020)
                                                       =======     =========


                             See accompanying notes.

                             WESTPOINT STEVENS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                -------------------------------------------
                                                                                   1999             1998            1997
                                                                                -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .............................................................    $   104,112     $    39,932     $    78,021
    Adjustments to reconcile net income to net
       cash provided by (used for) operating activities:
          Depreciation and other amortization ..............................         84,091          80,567          77,225
          Gain on sale of discontinued operations ..........................             --              --          (6,138)
          Deferred income taxes ............................................         52,213          19,588          34,508
          Extraordinary item - loss on early extinguishment of debt ........             --          79,095              --
          Changes in assets and liabilities excluding the effect of
             acquisitions, dispositions and the Trade Receivables Program:
                Accounts receivable ........................................        (24,333)         (3,319)          1,566
                Inventories ................................................        (67,865)        (31,677)        (54,024)
                Prepaid expenses and other current assets ..................          4,209           4,211          (6,760)
                Accrued interest payable ...................................           (441)         (2,043)            283
                Accounts payable and other accrued liabilities .............            (95)          5,320         (18,113)
                Other-net ..................................................        (18,828)        (10,367)        (22,976)
                                                                                -----------     -----------     -----------
    Total adjustments ......................................................         28,951         141,375           5,571
                                                                                -----------     -----------     -----------
Net cash provided by operating activities ..................................        133,063         181,307          83,592
                                                                                -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures ...................................................       (148,610)       (147,463)       (152,137)
    Net proceeds from sale of business .....................................             --              --         120,840
    Net proceeds from sale of assets .......................................            537             825           1,081
    Purchase of businesses .................................................             --         (42,169)        (57,170)
                                                                                -----------     -----------     -----------
Net cash used for investing activities .....................................       (148,073)       (188,807)        (87,386)
                                                                                -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Senior Credit Facility:
       Borrowings ..........................................................      1,016,621       1,533,419       1,177,299
       Repayments ..........................................................       (887,218)     (1,360,702)     (1,088,616)
    Principal payments on long-term debt ...................................             --      (1,025,000)             --
    Net proceeds from Trade Receivables Program ............................          9,000          33,233         (21,233)
    Purchase of Common Stock for treasury ..................................       (126,688)       (110,760)        (66,429)
    Proceeds from sale of notes ............................................             --       1,000,000              --
    Proceeds from issuance of Common Stock .................................          6,285           4,679           6,177
    Cash dividends paid ....................................................         (3,355)             --              --
    Fees associated with refinancing .......................................             --         (84,275)             --
                                                                                -----------     -----------     -----------
Net cash provided by (used for) financing activities .......................         14,645          (9,406)          7,198
                                                                                -----------     -----------     -----------
Net increase (decrease) in cash and cash equivalents .......................           (365)        (16,906)          3,404
Cash and cash equivalents at beginning of period ...........................            527          17,433          14,029
                                                                                -----------     -----------     -----------
Cash and cash equivalents at end of period .................................    $       162     $       527     $    17,433
                                                                                ===========     ===========     ===========

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

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base. However, as of December 31, 1999, substantially all of the Company's receivables were from companies in the retail industry.

CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments (consisting primarily of commercial paper and certificates of deposit) totaling approximately $0.2 million and $0.5 million are included in cash and cash equivalents at December 31, 1999 and 1998, respectively. These investments are carried at cost, which approximates market value.

INVENTORIES. Inventory costs include material, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value). At December 31, 1999 and 1998, approximately 83% of the Company's inventories are valued at the lower of cost or market using the "dollar value" last-in, first-out ("LIFO") method. The remainder of the inventories (approximately $75.2 million and $65.7 million at December 31, 1999 and 1998, respectively) are valued at the lower of cost (substantially first-in, first-out method) or market.

Inventories consist of the following (in thousands of dollars):

                                     DECEMBER 31,
                              -----------------------
                                 1999          1998
                              ---------     ---------

Finished goods ...........    $ 203,364     $ 170,896
Work in progress .........      188,778       160,995
Raw materials and supplies       60,164        59,466
LIFO reserve .............       (3,419)      (10,335)
                              ---------     ---------
                              $ 448,887     $ 381,022
                              =========     =========

PROPERTY, PLANT AND EQUIPMENT. As a result of the adoption of Fresh Start reporting, as of September 30, 1992, property, plant and equipment were adjusted to their estimated fair values and historical accumulated depreciation was eliminated. Additions since September 30, 1992 are stated at cost.

Depreciation is computed over estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting. Depreciation expense was approximately $82.3 million, $79.5 million and $76.5 million in the years ended December 31, 1999, 1998 and 1997, respectively.

                             WESTPOINT STEVENS INC.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES--CONTINUED

Estimated useful lives for property, plant and equipment are as follows:

Buildings and improvements.............................. 10 to 40 Years
Machinery and equipment.................................  3 to 18 Years
Leasehold improvements..................................    Lease Terms

HEDGING TRANSACTIONS. The Company engages in hedging activities within the normal course of its business. Management has been authorized to manage exposure to price fluctuations relevant to the purchase of cotton through the use of a variety of derivative nonfinancial instruments. At December 31, 1999, these instruments covered a portion of the Company's 2000 cotton needs. Derivative nonfinancial instruments require or permit settlement by the delivery of commodities and include exchange traded commodity futures contracts and options. Gains and losses on these hedges, which were not material at December 31, 1999 and 1998, are deferred and subsequently recognized in income as cost of goods sold in the same period as the hedged item. The Company does not hold or issue derivative instruments for trading purposes.

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

Long-term and short-term debt: The fair value of the Company's outstanding debt is estimated based on the quoted market prices for the same issues. The fair value of the $1,464.8 million and $1,335.4 million of outstanding debt at December 31, 1999 and 1998 was approximately $1,372.7 million and $1,349.2 million, respectively.

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

                             WESTPOINT STEVENS INC.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES--CONTINUED

ACQUISITIONS AND GOODWILL (CONTINUED). The Company reviews the recorded value of its goodwill annually, or sooner if events or changes in circumstances indicate that the carrying amount may exceed fair value. Recoverability is then determined by comparing the undiscounted net cash flows of the assets to which the goodwill applies to the net book value of those assets, including goodwill.

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

COMMON STOCK. On February 2, 1998, the Board of Directors declared a two-for-one split of the Company's common stock, effected in the form of a stock dividend payable on March 2, 1998 to stockholders of record on February 16, 1998. All agreements concerning stock options and other commitments payable in shares of the Company's common stock provide for the issuance of additional shares due to the declaration of the stock split. This stock split has been reflected in the Consolidated Statements of Stockholders' Equity (Deficit) at January 1, 1997. All references to number of shares, except shares authorized, and to per share information in the accompanying consolidated financial statements have been adjusted to reflect the stock split on a retroactive basis.

REVENUE RECOGNITION. The Company recognizes revenue when title to the goods sold passes to the buyer, which is generally at the time of shipment.

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

ACCOUNTING POLICIES ADOPTED AND NOT YET ADOPTED. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; in June 1999, the FASB issued Statement No. 137, which deferred the effective date for the Company until January 1, 2001. The FASB is also currently considering several amendments to FAS 133. The statement (and its amendments) could require the Company to recognize all derivatives on the balance sheet at fair value. The Company plans to adopt Statement 133 at January 1, 2001 but has not yet completed its analysis of the impact that this pronouncement (and the potential amendments) may have on its financial statements.

Effective January 1, 1999, the Company adopted Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which provides guidance as to when certain costs incurred during an internal-use software development project should be capitalized. Adoption of SOP 98-1 did not have a material effect on the Company's financial statements.

RECLASSIFICATIONS. Certain prior period amounts have been reclassified to conform with the 1999 presentation.

                             WESTPOINT STEVENS INC.

2.   INDEBTEDNESS AND FINANCIAL ARRANGEMENTS

Indebtedness is as follows (in thousands of dollars):

                                                   DECEMBER 31,
                                            -------------------------
                                               1999           1998
                                            ----------     ----------
Short-term indebtedness
    Senior Credit Facility .............    $   89,803     $   60,400
                                            ==========     ==========

Long-term indebtedness
    Senior Credit Facility .............    $  375,000     $  275,000
    7 7/8% Senior Notes due 2005 .......       525,000        525,000
    7 7/8% Senior Notes due 2008 .......       475,000        475,000
                                            ----------     ----------
                                            $1,375,000     $1,275,000
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

The Company's Senior Credit Facility with certain lenders (collectively, the "Banks") consists of a $800 million revolving credit facility ("Revolver") due November 30, 2004. The Company has included $375 million of Revolver in long-term debt at December 31, 1999 because the Company intends that at least that amount would remain outstanding during the next twelve months. Borrowing availability under the Senior Credit Facility was reduced by approximately $20.5 million of outstanding letters of credit at December 31, 1999.

At the option of the Company, interest under the Senior Credit Facility will be payable monthly, either at the prime rate or at LIBOR plus 0.75%. Upon the Company achieving certain ratios of EBITDA (as defined) to cash interest expense, interest rates can be reduced up to 0.5%. At December 31, 1999, the interest rates under this facility were LIBOR plus 0.25%. The Company pays a facility fee in an amount equal to 0.25% of each Bank's commitment under the Revolver. The loans under the Senior Credit Facility are secured by the pledge of all the stock of the Company's material subsidiaries and a first priority lien on substantially all of the assets of the Company, other than the Company's accounts receivable.

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

The Company's credit agreements contain a number of customary covenants including, among others, restrictions on the incurrence of indebtedness, transactions with affiliates, and certain asset dispositions. Certain provisions require the Company to maintain certain financial ratios, a minimum interest coverage ratio and a minimum consolidated net worth (as defined). At December 31, 1999, the Company could have made restricted payments aggregating approximately $111.7 million.

The Company, through a "bankruptcy remote" receivables subsidiary, has a Trade Receivables Program which provides for the sale of accounts receivable on a revolving basis. In December 1999, the Company amended and extended its existing Trade Receivables Program for an additional one-year period with an independent issuer of receivables backed commercial paper. Under the terms of the Trade Receivables Program, the Company has agreed to sell on an ongoing basis, and without recourse, an undivided ownership interest in its accounts receivable portfolio. The Company maintains the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The agreement permits the sale of up to $160 million of accounts receivable. The cost of the Trade Receivables Program is charged to selling and administrative expense in the accompanying Consolidated Statements of Income. At December 31, 1999 and 1998, $154.0 million and $145.0 million, respectively, of accounts receivable had been sold pursuant to the trade receivables programs and the sale is reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets.

Excluding amounts related to the Revolver, there are no maturities of long-term debt for the next five years.


3.   EMPLOYEE BENEFIT PLANS

PENSION PLANS

The following table sets forth data for the Company's pension plans and amounts recognized in the accompanying Consolidated Balance Sheets at December 31, 1999 and 1998 (in thousands of dollars):

                                                                       YEAR ENDED DECEMBER 31,
                                                                     --------------------------
                                                                        1999            1998
                                                                     ----------      ----------

Change in benefit obligation:
    Projected benefit obligation at beginning of year ......         $  331,846      $  311,001
    Service cost ...........................................              8,601           7,838
    Interest cost ..........................................             23,305          23,080
    Plan amendments ........................................                 27              --
    Actuarial (gains) or losses ............................            (29,404)         15,040
    Benefit payments .......................................            (28,127)        (25,113)
                                                                     ----------      ----------
Projected benefit obligation at end of year ................         $  306,248      $  331,846
                                                                     ==========      ==========

Change in plan assets:
    Fair value of plan assets at beginning of year .........         $  340,739      $  331,396
    Actual return on plan assets ...........................             (9,711)         26,039
    Employer contributions .................................             10,377           8,417
    Benefit payments .......................................            (28,127)        (25,113)
                                                                     ----------      ----------
Fair value of plan assets at end of year ...................         $  313,278      $  340,739
                                                                     ==========      ==========

                             WESTPOINT STEVENS INC.

3.  EMPLOYEE BENEFIT PLANS--CONTINUED

PENSION PLAN--CONTINUED

                                                                DECEMBER 31,
                                                        --------------------------
                                                           1999             1998
                                                        ---------        ---------
Funded status:
    Projected benefit obligation .................      $(306,248)       $(331,846)
    Fair value of assets .........................        313,278          340,739
                                                        ---------        ---------
    Funded status ................................          7,030            8,893
                                                        ---------        ---------
    Unrecognized amounts:
       Prior service cost ........................              7              (38)
       Net actuarial losses ......................         54,952           42,729
                                                        ---------        ---------
       Total unrecognized ........................         54,959           42,691
                                                        ---------        ---------
Prepaid pension cost at year-end .................      $  61,989        $  51,584
                                                        =========        =========

Weighted average assumptions as of December 31:
    Discount rate ................................           8.25%            7.25%
    Expected return on plan assets ...............           10.0%            10.0%
    Rate of compensation increase ................            3.5%             3.5%


                                                           YEAR ENDED DECEMBER 31,
                                                        --------------------------
                                                           1999            1998
                                                        ---------        ---------
Components of net periodic pension cost (benefit):
    Service cost .................................      $   8,601        $   7,838
    Interest cost ................................         23,305           23,080
    Expected return on plan assets ...............        (33,058)         (32,177)
    Net amortization .............................          1,124              227
                                                        ---------        ---------
Net periodic pension benefit .....................      $     (28)       $  (1,032)
                                                        =========        =========


Plan assets are primarily invested in United States Government and corporate debt securities and equity securities. At December 31, 1999 and 1998, the Company's pension plans held 705,558 shares of the Company's common stock with an aggregate cost of $20 million and market values of $12.3 million and $22.3 million, respectively.

RETIREMENT SAVINGS PLAN

The Company matches 50 percent of each employee's before-tax contributions up to two percent of the employee's compensation. Company contributions may be made either in cash or in shares of Common Stock of the Company. During 1999, 1998 and 1997, the Company charged $2.6 million, $2.3 million and $2.2 million, respectively, to expense in connection with the 401K Plan.

                             WESTPOINT STEVENS INC.

3.   EMPLOYEE BENEFIT PLANS--CONTINUED

OTHER POST-RETIREMENT BENEFIT PLANS

In addition to sponsoring defined benefit pension plans, the Company sponsors various defined benefit post-retirement plans that provide health care and life insurance benefits to certain current and future retirees. All such post-retirement benefit plans are unfunded. The following table presents the status of post-retirement plans (in thousands of dollars):

                                                                                     DECEMBER 31,
                                                                               -------------------------
                                                                                  1999           1998
                                                                               ----------     ----------
Accumulated post-retirement benefit obligation at beginning of year .......    $   16,173     $   17,517
    Service cost ..........................................................             1              1
    Interest cost .........................................................         1,105          1,194
    Actuarial gains .......................................................        (1,214)          (729)
    Benefit payments ......................................................        (1,462)        (1,810)
                                                                               ----------     ----------
Accumulated post-retirement benefit obligation at end of year .............    $   14,603     $   16,173
                                                                               ==========     ==========

Net periodic post-retirement benefit plans expense is not material during the three year period ended December 31, 1999.

As of December 31, 1999, the actuarial assumptions include a discount rate of 8.25% and a medical care trend rate of 7.5% for 2000, grading down to 6% by 2003. These trend rates reflect the Company's prior experience and management's expectation of future rates. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit plans obligations as of December 31, 1999 by approximately $0.4 million, and the aggregate service and interest cost components of net periodic post-retirement benefit cost for the year ended December 31, 1999 by an immaterial amount.


4.   OTHER EXPENSE--NET

Included in "Other expense-net" in the accompanying Consolidated Statements of Income for each of the years in the three year period ended December 31, 1999, 1998 and 1997, is the amortization of deferred financing fees of $2.9 million, $3.3 million and $3.9 million, respectively, less certain miscellaneous income items.


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

The total provision (benefit) for income taxes before extraordinary item consisted of the following (in thousands of dollars):

                                                                          YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------
                                                                   1999           1998           1997
                                                                ----------     ----------     ----------

Current
        Federal ............................................    $    2,039     $      966     $    2,945
        State ..............................................         2,018            792          2,302
        Foreign ............................................          (136)           (50)           461
Deferred ...................................................        54,829         49,417         40,247
                                                                ----------     ----------     ----------
                                                                $   58,750     $   51,125     $   45,955
                                                                ==========     ==========     ==========

                             WESTPOINT STEVENS INC.

5.   INCOME TAXES--CONTINUED

Income tax expense (benefit) is included in the financial statements as follows (in thousands of dollars):

                                                                              YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------------
                                                                        1999           1998           1997
                                                                     ----------     ----------     ----------
Continuing operations ...........................................    $   58,750     $   51,125     $   40,982
Discontinued operations .........................................            --             --          1,368
Gain on sale of discontinued operations .........................            --             --          3,605
                                                                     ----------     ----------     ----------
                                                                     $   58,750     $   51,125     $   45,955
                                                                     ==========     ==========     ==========


Income tax expense (benefit) differs from the statutory federal income tax rate of 35% for the following reasons (in thousands of dollars):

                                                                              YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------------
                                                                        1999           1998           1997
                                                                     ----------     ----------     ----------
Income tax expense (benefit) at federal statutory income
    tax rate ....................................................    $   57,002     $   49,587     $   43,391
State income taxes (net of effect of federal
    income tax) .................................................         3,303          1,232          2,264
Other-net .......................................................        (1,555)           306            300
                                                                     ----------     ----------     ----------
Income tax expense ..............................................    $   58,750     $   51,125     $   45,955
                                                                     ==========     ==========     ==========

Components of the net deferred income tax liability are as follows (in thousands of dollars):

                                                                                          DECEMBER 31,
                                                                                    -------------------------
                                                                                       1999           1998
                                                                                    ----------     ----------

Deferred tax liabilities:
        Basis differences resulting from reorganization ........................    $ (185,146)    $ (148,501)
        Accelerated depreciation ...............................................       (81,632)       (77,398)
        Income taxes related to prior years, including interest ................       (16,815)       (17,264)
        Nondeductible expenses .................................................       (41,549)       (37,948)
        Other ..................................................................            --         (1,424)

Deferred tax assets:
        Reserves for litigation, environmental, employee benefits and other ....        29,874         37,543
        Other ..................................................................        11,265          8,664
                                                                                    ----------     ----------
                                                                                    $ (284,003)    $ (236,328)
                                                                                    ==========     ==========

At December 31, 1999, the Company has estimated operating net loss carryforwards ("NOLs") expiring in 2004-2009 of approximately $168 million available to reduce future federal taxable income. Due to the ownership change which occurred September 16, 1992 in connection with a reorganization, the utilization of NOLs generated prior to this date are subject to limitation under Internal Revenue Code Section 382.

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

Components of accumulated other comprehensive income (loss) consist of the following (in thousands of dollars):

                                                                                   DECEMBER 31,
                                                                     ----------------------------------------
                                                                        1999           1998           1997
                                                                     ----------     ----------     ----------

Foreign currency translation adjustment .........................    $   (2,112)    $   (2,930)    $   (1,979)
Minimum pension liability .......................................            --             --         (1,291)
Income tax benefit ..............................................            --             --            478
                                                                     ----------     ----------     ----------
Accumulated other comprehensive income (loss) ...................    $   (2,112)    $   (2,930)    $   (2,792)
                                                                     ==========     ==========     ==========


STOCK OPTIONS AND RESTRICTED STOCK

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

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted using the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 5.8%, 5.6% and 6.1%; no dividend yield; volatility factors of the expected market price of the Company's common stock of .300, .265 and .25; and a weighted-average expected life of the option of 8 years.

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

                             WESTPOINT STEVENS INC.

6.   STOCKHOLDERS' EQUITY (DEFICIT)--CONTINUED

STOCK OPTIONS AND RESTRICTED STOCK--CONTINUED

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma stock based compensation costs resulted in 1999 pro forma net income of $96.6 million (or pro forma diluted net income per share of $1.71), 1998 pro forma net income of $35.5 million (or pro forma diluted net income per share of $.59) and 1997 pro forma net income of $75.5 million (or pro forma diluted net income per share of $1.20).

Changes in outstanding options were as follows:

                                                         NUMBER OF SHARES
                                                          (IN THOUSANDS)                   WEIGHTED AVERAGE
                                              -------------------------------------------    OPTION PRICE
                                              QUALIFIED PLANS  CONTRACTUAL       TOTAL         PER SHARE
                                              ---------------  -----------     ----------  ----------------

Options outstanding at December 31, 1996              3,380            410          3,790     $     9.78
    Granted                                           1,176             20          1,196     $    20.07
    Exercised and terminated                           (514)          (390)          (904)    $     7.15
                                                 ----------     ----------     ----------     ----------
Options outstanding at December 31, 1997              4,042             40          4,082     $    13.37
    Granted                                             754             --            754     $    34.08
    Exercised and terminated                           (605)            --           (605)    $     8.79
                                                 ----------     ----------     ----------     ----------
Options outstanding at December 31, 1998              4,191             40          4,231     $    17.71
    Granted                                           2,477             --          2,477     $    25.98
    Exercised and terminated                           (817)           (20)          (837)    $    14.30
                                                 ----------     ----------     ----------     ----------
Options outstanding at December 31, 1999              5,851             20          5,871     $    21.42
                                                 ==========     ==========     ==========

At December 31, 1999, options for 2,635,863 shares were exercisable at prices ranging from $6.25 to $36.81 per share.

During 1999, the Company awarded to certain key employees 510,000 restricted shares, of which 500,000 were not granted pursuant to any plan. The awards are subject to certain vesting requirements and accordingly 501,000 restricted shares were actually issued. The value of such stock was established by the market price on the date of grant and was recorded as unearned compensation. The unearned compensation is shown as a reduction of stockholders' equity in the accompanying Consolidated Balance Sheets and is being amortized ratably over the applicable restricted stock vesting period. During 1999, $0.3 million was charged to expense related to restricted shares. In conjunction with one of the restricted stock awards, income tax withholding obligations were paid by the Company on November 26, 1999, and the Company received reimbursement for those income tax withholding obligations (plus interest) from the employee on February 4, 2000.


STOCK BONUS PLAN

The Company sponsors an employee benefit plan, the WestPoint Stevens Inc. 1995 Key Employee Stock Bonus Plan, as amended, (the "Stock Bonus Plan"), covering 2,000,000 shares of the Company's Common Stock. Under the Stock Bonus Plan, the Company may grant bonus awards of shares of Common Stock to key employees based on the Company's achievement of targeted earnings levels during the Company's fiscal year. For 1999, 1998 and 1997, respectively, bonus awards were deemed earned by forty-four, forty-nine and forty-seven employees covering an aggregate of 194,604 shares, 266,121 shares and 398,456 shares of Common Stock. For performance year 1999 the Stock Bonus Plan provided for vesting of the bonus awards of 10 percent on January 1 of the year following the year of award and 10 percent in each of the next nine years if the employee continues employment with the Company and for performance years prior to 1999 the Stock Bonus Plan provided for the vesting of the bonus awards of 20 percent on January 1 of the year following the year of award and 20 percent in each of the next four years if the employee continues employment with the Company. The Company charged $7.9 million, $6.6 million and $4.4 million to expense in 1999, 1998 and 1997, respectively, in connection with the Stock Bonus Plan.

                             WESTPOINT STEVENS INC.

7.   LEASE COMMITMENTS

The Company's operating leases consist of land, sales offices, manufacturing equipment, warehouses and data processing equipment with expiration dates at various times during the next sixteen years. Some of the operating leases stipulate that the Company can (a) purchase the properties at their then fair market values or (b) renew the leases at their then fair rental values.

The following is a schedule, by year, of future minimum lease payments as of December 31, 1999 under operating leases that have initial or remaining noncancellable lease terms in excess of one year (in thousands of dollars):


    YEAR ENDING DECEMBER 31,
    ------------------------
                 2000 .....................................     $   22,091
                 2001 .....................................         17,679
                 2002 .....................................         12,968
                 2003 .....................................         10,842
                 2004 .....................................          7,650
                 Years subsequent to 2004 .................          8,207
                                                                ----------
                 Total minimum lease payments .............     $   79,437
                                                                ==========

The following schedule shows the composition of total rental expense for all operating leases, except those with terms of one month or less that were not renewed (in thousands of dollars):


                                           YEAR ENDED DECEMBER 31,
                                  ----------------------------------------
                                     1999           1998           1997
                                  ----------     ----------     ----------

Minimum lease payments .......    $   37,256     $   34,295     $   30,662
Less sublease rentals ........        (3,907)        (3,738)        (3,986)
                                  ----------     ----------     ----------
Rent expense .................    $   33,349     $   30,557     $   26,676
                                  ==========     ==========     ==========


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

                             WESTPOINT STEVENS INC.

8.   LITIGATION AND CONTINGENT LIABILITIES--CONTINUED

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


9.   CASH FLOW INFORMATION

                                                               YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                         1999           1998           1997
                                                      ----------     ----------     ----------
(IN THOUSANDS OF DOLLARS)

Supplemental disclosures of cash flow information:
   Cash paid during the period:
        Interest .................................    $  104,062     $  107,720     $  107,410
                                                      ==========     ==========     ==========

        Income taxes .............................    $    2,669     $    2,326     $    9,444
                                                      ==========     ==========     ==========

Included in the above 1999 interest paid is $1.2 million of capitalized interest related to capital expenditure projects.


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

Data relative to Alamac Knit Fabrics subsidiary is as follows (in thousands of dollars):

                                                            PERIOD ENDED
                                                           AUGUST 27, 1997
                                                           ---------------

Net sales ........................................              $  162,428
                                                                ==========

Operating earnings ...............................              $    9,189
                                                                ==========

Net income .......................................              $    2,625
                                                                ==========

Gain on sale, net of income taxes of $3,605 ......              $    6,138
                                                                ==========

Capital expenditures, including capital leases ...              $    3,237
                                                                ==========

Depreciation and other amortization ..............              $    5,501
                                                                ==========

                             WESTPOINT STEVENS INC.

11.  MAJOR CUSTOMER INFORMATION

The Company's consumer home fashions products are sold primarily to domestic chain stores, mass merchants, department and specialty stores. Sales to three customers, as a percent of net sales, amounted to approximately 14%, 13% and 11% for the year ended December 31, 1999. Sales to two customers, as a percent of net sales, amounted to approximately 13% and 11% for the year ended December 31, 1998. Sales to two customers, as a percent of net sales, amounted to approximately 13% and 10% for the year ended December 31, 1997. During 1999, 1998 and 1997, the Company's six largest customers accounted for approximately 56%, 53% and 52%, respectively, of the Company's net sales.

                             WESTPOINT STEVENS INC.

12.  QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

                                                                                                QUARTER
                                                                        ----------------------------------------------------
                                                                          FIRST         SECOND       THIRD          FOURTH
                                                                        ----------    ----------   ----------     ----------

(IN MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

YEAR ENDED DECEMBER 31, 1999

Net sales .......................................................       $    441.5    $    453.5   $    503.1     $    485.2
Gross earnings ..................................................            113.5         118.3        143.7          129.8
Operating earnings ..............................................             49.3          56.4         86.5           75.9

Net income ......................................................             15.6          19.6         38.1           30.8

Basic net income per common share (1):
    Net income per common share .................................              .28           .35          .69            .57

Diluted net income per common share (1):
    Net income per common share .................................              .27           .34          .67            .56




YEAR ENDED DECEMBER 31, 1998
Net sales .......................................................       $    398.7    $    437.0   $    473.2     $    470.1
Gross earnings ..................................................             99.5         113.3        134.4          127.5
Operating earnings ..............................................             44.4          52.6         79.3           72.0

Income from continuing operations ...............................             11.7          15.8         34.1           29.0
Extraordinary item - loss on early extinguishment of debt .......               --         (50.6)          --             --
                                                                        ----------    ----------   ----------     ----------
Net income (loss) ...............................................             11.7         (34.8)        34.1           29.0

Basic net income (loss) per common share (1):
    Continuing operations .......................................              .20           .27          .59            .51
    Extraordinary item - loss on early extinguishment of debt ...               --          (.87)          --             --
                                                                        ----------    ----------   ----------     ----------
    Net income (loss) per common share ..........................              .20          (.60)         .59            .51

Diluted net income (loss) per common share (1):
    Continuing operations .......................................              .19           .26          .57            .49
    Extraordinary item - loss on early extinguishment of debt ...               --          (.83)          --             --
                                                                        ----------    ----------   ----------     ----------
    Net income (loss) per common share ..........................              .19          (.57)         .57            .49

(1) Net income (loss) per common share calculations for each of the quarters is based on the average common shares outstanding for each period.

                             WESTPOINT STEVENS INC.

13.  SUBSEQUENT EVENTS

On February 11, 2000, the Company announced that it received a proposal from Holcombe T. Green, Jr., Chairman and Chief Executive Officer of the Company, to acquire the Company in a leveraged buyout transaction. Mr. Green proposed that all of the outstanding shares of the Company's common stock, other than shares held by Mr. Green and his affiliates and certain other shareholders to be identified in the future (which might include certain members of the Company's management), be acquired for a cash purchase price of $21.00 per share through a merger of an entity owned by Mr. Green's affiliates with the Company.

On February 14, 2000, seven individual suits were filed against the Company and certain of its directors in the Court of Chancery of the State of Delaware in and for New Castle County. The plaintiffs in these cases allege, among other things, that the $21 offer is unfair and inadequate; was not negotiated at arms length; that members of the Company's management including certain defendants violated their duty of fair dealing by timing the Transaction to cap the market price for the Company's stock before the market reacted to the announcement of the Company's excellent results in 1999; and the management group with the acquiescence of the Company's Board of Directors will continue to breach their fiduciary duties owed to the plaintiffs unless injunctive relief is granted. The Complainants seek class action status, preliminary and permanent injunctive relief against the consummation of the Transaction, to rescind the Transaction if consummated or the award of an unspecified amount of class rescissory damages, an order for the defendants to account to the plaintiffs and other class members for all damages suffered as the result of alleged wrongdoing, costs, disbursements and attorneys' and experts' fees in an unspecified amount. The Company believes that the allegations contained in the complaints are without merit and intends to contest the action vigorously on behalf of itself and its directors.

On March 24, 2000, the Company announced that its Board of Directors had approved and adopted a plan of recapitalization pursuant to which shares of common stock held by all stockholders, other than the Company's Chief Executive Officer, President, Chief Financial Officer, other senior managers and their affiliates and certain other stockholders, will be reclassified into a new series of stock that will be redeemed for $22.00 per share in cash in the recapitalization. Consummation of the plan of recapitalization is subject to, among other things, stockholders' approval and the negotiation of agreements relating to the equity and debt financing necessary to pay the redemption price, refinance outstanding bank indebtedness, provide for sufficient working capital and pay all related fees and expenses. The Company's senior notes due 2005 and 2008 will remain outstanding. The Company is in the process of evaluating commitment letters received from various prospective equity and debt financing sources. There can be no assurance that a transaction with Mr. Green and his affiliates or any other party will result from this process.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    IDENTIFICATION OF DIRECTORS

    The following table lists the name, age and positions with the Company of each of the directors, the year in which their term of office will expire and the month and year in which each director was first elected.



                                                   Term    Positions with                       Served as
               Name                    Age        Expires    the Company                       Director Since
               ----                    ---        -------  --------------                      --------------
     Class I
     M. Katherine Dwyer                 51          2002     Director                          October            1996
     Gerald B. Mitchell                 72          2002     Director                          September          1992

     Class II
     Holcombe T. Green, Jr.             60          2000     Chairman of the Board and         September          1992
                                                                Chief Executive Officer
     John F. Sorte                      52          2000     Director                          January            1993


     Class III
     Hugh M. Chapman                    67          2001     Director                          August             1997
     John G. Hudson                     74          2001     Director                          September          1992
     Thomas J. Ward                     53          2001     Director; President and           October            1998
                                                                Chief Operating Officer

         M. KATHERINE DWYER. Until January 1, 2000, Ms. Dwyer was Senior Vice President of Revlon, Inc. and President of two divisions, Revlon Consumer Products USA and from November 1995, Revlon Cosmetics USA. Previously, Ms. Dwyer served as Executive Vice President and General Manager of Mass Cosmetics and Executive Vice President of Cosmetics and Fragrance Marketing for Revlon North America. She joined Revlon in June 1993. Prior to joining Revlon, Ms. Dwyer was Vice President of Marketing Consumer Products for Clairol, Inc., from 1991 until 1993; Executive Vice President and General Manager for Victoria Creations from 1989 to 1991; and Vice President of US Communications and Group Director of Skin Care for Avon Products, Inc., from 1987 until 1989. Ms. Dwyer is a director of Reebok International Ltd. (and a member of its compensation and audit committees).

         GERALD B. MITCHELL. Mr. Mitchell retired in 1988 after serving as Chairman of Dana Corporation, an auto parts original equipment manufacturer. He also is a director of Geo Weston Ltd. (and a member of its pension committee and chairman of its environment, health and safety committee), Worthington Industries (and a member of its compensation committee) and Eastman Chemical Company, Inc. (and a member of its director affairs committee and chairman of its nominating committee).

         HOLCOMBE T. GREEN, JR. Mr. Green has been Chairman and Chief Executive Officer of the Company since October 22, 1992. Mr. Green is the sole shareholder of the general partner of WPS Investors, L.P., a significant shareholder of the Company.

         JOHN F. SORTE. Mr. Sorte has been President of New Street Advisors L.P., a merchant bank, and of New Street Investments L.P., its broker-dealer affiliate, since he co-founded such entities in March 1994. From April 1992 until February 1994, Mr. Sorte served as President and Chief Executive Officer of New Street Capital Corporation ("New Street Capital"). Mr. Sorte served as President and Chief Executive Officer of The Drexel Burnham Lambert Group Inc. from July 1990 until April 1992; as Executive Vice President and co-head of Corporate Finance of Drexel Burnham Lambert Incorporated ("Drexel"), an investment banking firm and predecessor to New Street Capital, from January 1989 to June 1990 and previously as a Managing Director of Drexel. Mr. Sorte also is a director of Vail Resorts, Inc. (and a member of its audit committee) and is Chairman of The New York Media Group, Inc.

         HUGH M. CHAPMAN. Mr. Chapman, from January 1992 until his retirement in June 1997, served as Chairman of NationsBank, National Association (South). He also is a director of SCANA Corporation (and a member of its executive committee, chairman of its management development and corporate performance committee and chairman of its long term compensation committee), The Williams Companies Inc. (and a member of its nominating committee) and Printpack Inc. (and chairman of its audit committee).

         JOHN G. HUDSON. Mr. Hudson, from July 1986 until his retirement in September 1990, served as President of Avondale Mills, Inc., a textile manufacturer.

         THOMAS J. WARD. Mr. Ward has been President and Chief Operating Officer since January 1, 1997. Mr. Ward was Executive Vice President/Sales and Marketing and President-Home Fashions Division from October 1992 and September 1992, respectively, until December 31, 1996. Mr. Ward originally joined the Company in connection with its acquisition of J.P. Stevens & Co., Inc. ("Stevens") in 1988; he had been with Stevens since 1969. Mr. Ward served as Vice President/Sales of Stevens since August 1988 and as President of Stevens since August 1989.

         COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors of the Company has an Audit Committee, a Compensation Committee, a Cotton Committee and a Nominating Committee, the current members of which are named below.

                        BOARD COMMITTEE MEMBERSHIP ROSTER
                            (AS OF FEBRUARY 1, 2000)

                                                                                               MANAGEMENT
              NAME                AUDIT       COMPENSATION    COTTON       NOMINATING           PENSION**
=========================================================================================================
         H. M. Chapman             X*                                                               X
=========================================================================================================
          M. K. Dwyer                              X                            X
---------------------------------------------------------------------------------------------------------
        H. T. Green, Jr.                                        X               X*
---------------------------------------------------------------------------------------------------------
          J. G. Hudson             X               X            X*              X
---------------------------------------------------------------------------------------------------------
         G. B. Mitchell                            X*                           X
---------------------------------------------------------------------------------------------------------
          J. F. Sorte              X                                                                X*
---------------------------------------------------------------------------------------------------------
           T. J. Ward                                                                               X
=========================================================================================================

*    Chairperson
** The Management Pension Committee is not a committee of the Board of Directors.

         IDENTIFICATION OF EXECUTIVE OFFICERS

         The following individuals are the executive officers of the Company:



                   NAME OF OFFICER                         Age                        Title
                   ---------------                         ---                        -----
Holcombe T. Green, Jr................................       60      Chairman of the Board of Directors and
                                                                         Chief Executive Officer

Thomas J. Ward.......................................       53      President and Chief Operating Officer

David C. Meek........................................       45      Executive Vice President/Finance and
                                                                         Chief Financial Officer

William F. Crumley...................................       62      Executive Vice President/Operations

John T. Toolan.......................................       41      Executive Vice President/President Sales and
                                                                    Marketing

Joan E. Amberg.......................................       38      Senior Vice President/President Domestic Sales

Lanny L. Bledsoe.....................................       63      Senior Vice President - Sheet Manufacturing


         For a discussion of the business experience of Messrs. Green and Ward, see "Identification of Directors."

         DAVID C. MEEK. Mr. Meek joined the Company on November 22, 1999, as Executive Vice President and became Executive Vice President-Finance and Chief Financial Officer on January 1, 2000. Prior to joining the Company Mr. Meek was employed as Managing Director, Textiles, Floor Coverings and Apparel Investment Banking for SunTrust Equitable Securities from 1998, Director, Corporate Finance, SunTrust Capital Markets, Inc. from 1997 and Executive Vice President and Director for Mount Vernon Mills, Inc. from 1991.

         WILLIAM F. CRUMLEY. Mr. Crumley originally joined the Company as Vice President/Manufacturing for Stevens Terry and Bath Products in 1989. He then became Vice President/Manufacturing for Bed Products, Finishing Fabrication and Distribution, and in 1991 assumed the same additional responsibilities for the Company's accessories operations. In September 1992, Mr. Crumley became Executive Vice President/Manufacturing of the Company and became Executive Vice President/Operations on February 11, 2000. See "Employment Agreements, Termination Provisions and Change in Control Arrangements."

         JOHN T. TOOLAN. Mr. Toolan has been Executive Vice President of the Company and President of Sales and Marketing since October 28, 1999. He was Executive Vice President of the Company and President of the Domestic Marketing Division from January 1, 1999. He was Senior Vice President of the Company from January 1, 1997, and President of the Fashion Brands Division since January 1, 1998. Previously he served as Senior Vice President/Home Fashions Division from January 1, 1996, and Vice President/Home Fashions Division from October 1, 1994. Since May 1990 until joining the Company in October 1994, Mr. Toolan was Vice President Sales of Crown Crafts Inc.

         JOAN E. AMBERG. Ms. Amberg has been Senior Vice President of the Company and President of the Domestic Sales since January 28, 2000. She was Senior Vice President-Merchandising from January 1, 2000, Vice President Operations from January 1, 1999, and Vice President Custom Brands Division from January 1, 1997. Since January 1, 1995, she served in other sales management positions.

         LANNY L. BLEDSOE. Mr. Bledsoe has been Senior Vice President - Sheet Manufacturing for the Company since 1992 and on March 21, 2000, assumed additional responsibilities for key operational functions.


SECTION 16(A) BENEFICIAL OWNERSHIP
REPORTING COMPLIANCE

         Based solely upon its review of the copies of Forms 3, 4 and 5 and amendments thereto or written representation received from reporting persons, the Company believes that during 1999 all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were met.

ITEM 11. EXECUTIVE COMPENSATION

         DIRECTORS' COMPENSATION

         We do not pay directors or other committee members who are employees of the Company additional compensation for service as directors or committee members. In 1999 non-employee directors received the following compensation:


                          DIRECTORS' COMPENSATION TABLE


TYPE OF COMPENSATION                                     CASH              STOCK OPTIONS(1)
===========================================================================================
Annual Retainer                                        $25,000                 5,000
===========================================================================================
Annual Retainer for Committee Chair                    $ 4,000
-------------------------------------------------------------------------------------------
Annual Retainer for Committee Members                  $ 3,000
-------------------------------------------------------------------------------------------

Board or Committee Attendance Fee (per meeting)        $ 1,500(2)
-------------------------------------------------------------------------------------------

(1) Immediately following each annual meeting of stockholders, each non-employee director then in office is granted an option to purchase 5,000 shares of Company stock pursuant to the Omnibus Stock Incentive Plan at a price equal to the fair market value of the shares on the date of the grant of the option.

(2) Mr. Hudson is paid a fee of $1,000 per month in connection with meetings of the Cotton Committee.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         The members of the Compensation Committee are Gerald B. Mitchell (Chairman), John G. Hudson and M. Katherine Dwyer. None of the current members of the Compensation Committee of the Board of Directors of the Company is an executive officer of the Company.

         EXECUTIVE OFFICER COMPENSATION

         The following table sets forth information concerning total compensation earned by or paid to the Chief Executive Officer and the four other highest-paid executive officers of the Company employed as of December 31, 1999, (the "Named Officers") during the fiscal years indicated for services rendered to the Company and its subsidiaries.

                           SUMMARY COMPENSATION TABLE



                                                                              LONG-TERM COMPENSATION


                                         ANNUAL COMPENSATION                           AWARDS
                                         -------------------            -----------------------------------

                                                                        Restricted Stock   Stock Options     All Other
Name and Principal Position      Year      Salary ($)   Bonus ($)(1)    Awards ($)(2)      (# of shares)(3)  Comp. ($)(4)
---------------------------      -----     ----------   ------------    ----------------   ----------------  ------------
Holcombe T. Green, Jr......      1999          715,000      858,000        9,883,583(5)       1,050,000(6)        1,600
  Chairman and Chief             1998          673,000      807,600           577,573           100,000           1,600
      Executive Officer          1997          650,000      780,000           529,983                 0           1,600

Thomas J. Ward.............      1999          500,000      600,000           393,703           100,000           1,600
  President and Chief            1998          414,000      496,800           355,315           100,000           1,600
      Operating Officer          1997          400,000      480,000           326,145                 0           1,600

Morgan M. Schuessler.......      1999          325,000      474,620           231,167            75,000           1,600
  Executive Vice President       1998          310,500      372,600           266,486            50,000           1,600
                                 1997          300,000      360,000           244,617                 0           1,600

William F. Crumley.........      1999          310,000      372,000           220,500            35,000           1,600
  Executive Vice President       1998          295,000      354,000           253,178            50,000           1,600
                                 1997          285,000      342,000           232,368                 0           1,600

John T. Toolan.............      1999          302,500      363,000           213,389            50,000           1,600
  Executive Vice President       1998          236,500      236,500           202,980            50,000           1,600
                                 1997          215,000      215,000           175,307            20,000           1,600


(1) Bonuses earned for Fiscal 1997, 1998 and 1999 were paid in the first quarter of the following year.

(2) Bonus Awards earned under the WestPoint Stevens Inc. 1995 Key Employee Stock Bonus Plan (the "Key Employee Stock Bonus Plan") are subject to vesting requirements. The dollar value is based upon the share price on the date of grant of the Bonus Awards.

(3) Shares available under stock option awards are adjusted to reflect the two-for-one stock split effective in March 1998.

(4) These amounts represent the Company's matching contributions under the Savings Plan which were $1,600 in 1999, 1998 and 1997 for each of the Named Officers.

(5) On October 27, 1999, the Compensation Committee awarded Mr. Green 500,000 shares of the Company's Common Stock pursuant to an agreement under which Mr. Green will be obligated to return a pro rata portion of the awarded shares if his employment with the Company terminates for any reason other than death, total disability, or a change in control of the Company, prior to October 27, 2004.

(6) Of the options granted to Mr. Green, 800,000 shares are subject to stockholder approval in addition to vesting requirements.

         SENIOR MANAGEMENT INCENTIVE PLAN

         Pursuant to the WestPoint Stevens Inc. Senior Management Incentive Plan (the "MIP"), performance awards were made to key employees of the Company and its subsidiaries with respect to Fiscal 1999. The purpose of this incentive plan is to provide additional compensation above base salary to key employees if the Company meets or exceeds certain performance goals established by the Compensation Committee. Incentive payments for certain participants are based solely upon predetermined annual operating profit goals of the Company. Other participants' payments are based on the operating profit (as defined in the MIP) of the Company and certain business units and/or divisions. The MIP provides that no participant will receive payments under the plan unless the Company's actual annual operating profit equals or exceeds 90% of the predetermined operating profit goal. Incentive payments to each of the Named Officers under the MIP and previous years' management incentive plans are included in the Summary Compensation Table.

         Performance awards payable to the Named Officers with respect to 2000 will be determined based on the terms and provisions of the MIP with new predetermined operating profit goals established by the Compensation Committee in writing during the first 90 days of 2000.

         KEY EMPLOYEE STOCK BONUS PLAN

         Pursuant to the Key Employee Stock Bonus Plan, the Company may grant bonus awards of shares of Common Stock to those key employees of the Company who are deemed eligible to participate in the Key Employee Stock Bonus Plan, based on the Company's achievement of certain pre-established earnings levels during the Company's fiscal year. On February 11, 1999, the Company granted Bonus Awards (as such term is defined in the Key Employee Stock Bonus Plan) for Fiscal Year 1999 covering an aggregate of 206,888 shares of Common Stock (on a post-split basis) to certain key employees, including each of the Named Officers. On February 11, 2000, the Compensation Committee certified in writing that Bonus Awards for Fiscal Year 1999 were earned (except for Bonus Awards forfeited by certain individuals). Ten percent of each earned Bonus Award for Fiscal Year 1999 vested on February 11, 2000, and the remainder of such Bonus Award is subject to vesting ratably on January 1 of each of years 2001 through 2009.

         OPTION/SAR GRANTS IN LAST FISCAL YEAR

         Stock options exercisable for shares of Common Stock are granted to certain key employees of the Company pursuant to the WestPoint Stevens Inc. Omnibus Stock Incentive Plan (the "Omnibus Stock Incentive Plan") in order to secure and retain the services of persons capable of filling key positions with the Company, to encourage their continued employment and to increase their interest in the growth and performance of the Company by providing them with an ownership stake. The following table provides information on stock options granted to the Named Officers during the last fiscal year pursuant to the Omnibus Stock Incentive Plan.

         The table also shows, among other data, hypothetical potential gains from stock options granted in Fiscal 1999. These hypothetical gains are based entirely on assumed annual growth rates of 5% and 10% in the value of the price of Common Stock over the ten-year life of the stock options granted in Fiscal 1999 (which would equal a total increase in the Company's stock price of 62.9% and 159.4%, respectively, from the date of the grant). The assumed rates of growth were selected by the Securities and Exchange Commission (the "Commission") for illustrative purposes only, and are not intended to predict future stock prices, which will depend upon market conditions and the Company's future performance and prospects.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                      -------------------------------------




                                                                                          Potential Realizable Value at
                                                                                          Assumed Annual Rates of Stock
                                                                                         Price Appreciation for Ten-Year
                                                     Individual Grants                            Term of Options
                                    --------------------------------------------------   --------------------------------

                                               % of Total
                               Number of      Options/SARs   Exercise Price
                              Options/SARs   Granted to All    Per Share    Expiration    At 5% Annual     At 10% Annual
Name of Executive               Granted         Employees        ($/Sh)        Date      Growth Rate ($)  Growth Rate ($)
-----------------             ------------   --------------  -------------  ----------   ---------------  ---------------
Holcombe T. Green, Jr.           50,000         2.04            $  26.75       1/28/09       841,147           2,131,631
Holcombe T. Green, Jr.        1,000,000 (1)    40.87            $  18.75      10/27/09    11,791,774          29,882,671
Thomas J. Ward                   50,000         2.04            $  26.75       1/28/09       841,147           2,131,631
Thomas J. Ward                   50,000         2.04            $ 18.125      12/14/09       569,936           1,444,329
Morgan M. Schuessler             25,000         1.02            $  26.75       1/28/09       420,573           1,065,815
Morgan M. Schuessler             50,000         2.04            $  18.00      11/23/09       566,005           1,434,368
William F. Crumley               25,000         1.02            $  26.75       1/28/09       420,573           1,065,815
William F. Crumley               10,000          .41            $ 16.625      12/27/09       104,554             264,960
John T. Toolan                   25,000         1.02            $  26.75       1/28/09       420,573           1,065,815
John T. Toolan                   25,000         1.02            $18.0625      10/28/09       283,985             719,674


(1) Of the options granted to Mr. Green on October 27, 1999, 800,000 shares are subject to stockholder approval as well as vesting requirements.


     FISCAL YEAR-END OPTION HOLDINGS

     The following table summarizes for each of the Named Officers option exercises during Fiscal 1999, including the aggregate value of gains on the date of exercise, the total number of unexercised options for Common Stock, if any, held at December 31, 1999, and the aggregate dollar value of unexercised in-the-money options for Common Stock, if any, held at December 31, 1999. Value of unexercised in-the-money options at fiscal year-end is the difference between the exercise or base price of such options and the fair market value of the underlying Common Stock on December 31, 1999, which was $17.50 per share. These values have not been, and may never be, realized, as these options have not been, and may never be, exercised. Actual gains, if any, upon exercise will depend on the value of Common Stock on the date of any exercise of options.


                     AGGREGATED OPTION/SAR EXERCISES IN THE
                  LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES



                                                                                                Value of Unexercised
                                                                                                    (at year end)
                                                                 Number of Unexercised              in-the-Money
                                                               Options at FY-End (#)(1)         Options at FY-End ($)
                            Shares                             ---------------------            ---------------------
                          Acquired on          Value
Name                      Exercise (#)(1)  Realized ($)       Exercisable    Unexercisable    Exercisable    Unexercisable
----                      ---------------  ------------       -----------    -------------    -----------    -------------
Holcombe T. Green, Jr.             0               0              354,980        1,180,000      1,277,104          335,000
Thomas J. Ward                31,300         899,875              310,000          190,000      1,677,500          162,500
Morgan M. Schuessler               0               0              189,000           70,000        707,500           81,250
William F. Crumley            46,920         930,828              115,000           80,000        405,000           90,000
John T. Toolan                     0               0               79,208           94,000        151,157           65,000

(1) The number of shares shown is an adjusted number reflecting the two-for-one stock split effective in March 1998.

         PENSION PLAN AND RETIREMENT PLANS

         WESTPOINT PENSION PLAN

         Executive officers of the Company and certain of its subsidiaries are covered by the WestPoint Stevens Inc. Retirement Plan (the "WestPoint Pension Plan"), a defined benefit pension plan. The WestPoint Pension Plan covers all salaried employees of the Company and certain subsidiaries and affiliates who have met eligibility requirements and may include certain hourly employees if designated for coverage.

         Contributions to the plan are computed on an actuarial basis and, as such, individual employee payments (or accruals) cannot be calculated until retirement. Compensation covered by the pension plan consists of all payments made to a participant for personal services rendered as an employee of the Company that are subject to federal income tax withholding, including before tax contributions to certain employee benefit plans and excluding income attributable to stock based awards and imputed income attributable to certain fringe benefit programs. With respect to executive officers, plan compensation covers up to a maximum of $160,000 per individual for Fiscal 1999. The plan provides that participants' benefits fully vest after five years of service or the attainment of age 65.

         Retirement benefits for the WestPoint Pension Plan are computed as the sum of 1% of a participant's average compensation (the annual average of five consecutive, complete plan years of highest compensation during the last 10 years of service) multiplied by the years of benefit service, plus 0.6% of a participant's average compensation which exceeds the Social Security Integration Level ($33,060 in Fiscal 1999), multiplied by the participant's years of benefit service, not to exceed 35 years.

         The following table indicates the approximate amounts of annual retirement income that would be payable under the WestPoint Pension Plan calculated on a straight-life annuity basis and based on various assumptions as to compensation and years of service for certain employees. There is no social security or other offset deducted from the amounts shown.

                              PENSION PLAN TABLE(1)

                                YEARS OF SERVICE
                                ----------------


     AVERAGE(2)
    COMPENSATION         15           20            25            30               35
------------------    -------      -------       -------       --------         --------
$  250,000.........   $57,025      $76,033       $95,041       $114,049         $133,057
   300,000.........    69,025       92,033       115,041        138,049          161,057
   350,000.........    81,025      108,033       135,041        162,049          189,057
   400,000.........    93,025      124,033       155,041        186,049          217,057
   450,000.........   105,025      140,033       175,041        210,049          245,057
   500,000.........   117,025      156,033       195,041        234,049          273,057
   550,000.........   129,025      172,033       215,041        258,049          301,057
   600,000.........   141,025      188,033       235,041        282,049          329,057
   650,000.........   153,025      204,033       255,041        306,049          357,057
   700,000.........   165,025      220,033       275,041        330,049          385,057
   750,000.........   177,025      236,033       295,041        354,049          413,057
   800,000.........   189,025      252,033       315,041        378,049          441,057
   850,000.........   201,025      268,033       335,041        402,049          469,057
   900,000.........   213,025      284,033       355,041        426,049          497,057
   950,000.........   225,025      300,033       375,041        450,049          525,057
 1,000,000.........   237,025      316,033       395,041        474,049          553,057
 1,050,000.........   249,025      332,033       415,041        498,049          581,057
 1,100,000.........   261,025      348,033       435,041        522,049          609,057
 1,150,000.........   273,025      364,033       455,041        546,049          637,057
 1,200,000.........   285,025      380,033       475,041        570,049          665,057
 1,400,000.........   333,025      444,033       555,041        666,049          777,057
 1,600,000.........   381,025      508,033       635,041        762,049          889,057

----------------
(1) Assumes individual retires at age 65 with indicated years of service but further assumes the Social Security Integration Level as in effect in Fiscal 1999, which was $33,060. Includes benefits payable under the Supplemental Retirement Plan (as defined under "-- Supplemental Retirement Plan").

(2) Represents the average of the annual covered compensation for the five consecutive, complete plan years of highest compensation during the last 10 years of service.

The following table indicates the credited years of service as of the date hereof for each of the Named Officers and the annual average compensation for each of their five consecutive plan years of highest compensation during their last ten years of service:



                                  Credited         Average
                                   Years         Compensation
                                  -------        ------------
     Holcombe T. Green, Jr.         7.5          $1,269,989
     Thomas J. Ward                24.3             822,760
     Morgan M. Schuessler           7               632,593
     William F. Crumley            10.9             597,863
     John T. Toolan                10.3             244,338

         SUPPLEMENTAL RETIREMENT PLAN

         The Company's Supplemental Retirement Plan for Eligible Executives ("Supplemental Retirement Plan") provides for payment of amounts which would have been paid under the WestPoint Pension Plan but for the limitations on covered compensation and benefits applicable to qualified retirement plans imposed by the Internal Revenue Code of 1986, as amended (the "Code"). For certain participants, the compensation taken into account under the Supplemental Retirement Plan is limited to the lesser of (i) $300,000 or (ii) 120% of the participant's base salary. The Supplemental Retirement Plan is not qualified under Section 401(a) of the Code and benefits are paid from the general assets of the Company. Benefits payable under the Supplemental Retirement Plan are included in the "Pension Plan Table" above.

         SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

         The Supplemental Executive Retirement Plan (the "Executive Retirement Plan") provides an enhanced level of post-retirement income to those executives who participated in the 1982 Restricted Stock and Performance Share Plan of West Point-Pepperell, Inc. and its successor plans (collectively, the "RSPSP"), all of which were terminated in the first half of 1989. The benefit is based on the executive's average monthly compensation ("AMC"), including salary, bonus and commissions during the 60 consecutive calendar months during which compensation was highest out of the executive's last 120 calendar months of employment. The Executive Retirement Plan provides a monthly benefit calculated as a single life and 10-year certain annuity based upon the following formula:

              3.5% x (AMC) x (lesser of 10 or number of years of service under RSPSP) plus 1% x (AMC) x (years of service under RSPSP in excess of 10 not to exceed
              30) minus benefits payable under the WestPoint Pension Plan and the Supplemental Retirement Plan and minus amounts attributable to employer contributions under the WestPoint Stevens Inc. Retirement Savings Value Plan ("RSVP").

         Participation in the Executive Retirement Plan was frozen by the Company as of December 31, 1993. At such time, two of the Company's current executives were accruing benefits under the Executive Retirement Plan. Of the Named Officers, only Mr. Ward was a participant and accruing a benefit under the Executive Retirement Plan. As of December 31, 1999, benefits payable at termination of employment at age 65 to Mr. Ward under the Executive Retirement Plan amount to $1,254 per month.

         EMPLOYMENT AGREEMENTS, TERMINATION PROVISIONS AND CHANGE IN CONTROL ARRANGEMENTS

         The Company entered into employment agreements with Messrs. Green (effective as of March 8, 1993), Ward (effective as of March 8, 1993), and Schuessler (effective as of April 1, 1993).

         Each agreement was for a three-year term and, except for Mr. Schuessler's employment agreement, is automatically renewable for successive additional one-year terms, unless a notice of termination is given one year prior to the expiration of any such term. On November 23, 1999, Mr.
Schuessler's agreement was superseded by a new agreement under which, effective January 1, 2000, he left the office of Executive Vice President-Finance and Chief Financial Officer and became a special advisor to the Chairman of the Board and Chief Executive Officer. Mr. Schuessler remains an employee of the Company. Mr. Green and Mr. Ward each receive an annual base salary, subject to annual review. Annual base salaries in Fiscal 1999 were as follows: Mr. Green
-- $715,000; Mr. Ward -- $500,000; and Mr. Schuessler -- $325,000. For 2000 the
annual base salaries for Mr. Green and Mr. Ward were increased effective January 1, 2000, to $730,000 and $510,000, respectively. Mr. Green also is entitled under his employment agreement to reimbursement from the Company for all reasonable living expenses for maintaining a residence in New York, New York, that are reasonably attributable to business time he spends there for the Company. Mr. Green and Mr. Ward also are entitled to receive an annual bonus in an amount up to 120% of such executive's annual base salary based on the Company's achievement of certain performance goals in accordance with the Company's management incentive plan in existence from time to time. See "-- Senior Management Incentive Plan" and "--Key Employee Stock Bonus Plan."

         Upon a termination of employment by the Company without "Cause" or by the executive for "Good Reason" (which includes, among other things, a change in control of the Company in certain circumstances), each of the following executives will receive the following payments within 30 days after such termination becomes effective (in addition to all compensation owed to the executive at the time of such termination): a one-time, lump-sum cash payment equal to the sum of (i) two times the executive's 1993 annual base salary (plus, in the case of Mr. Green, $50,000) and (ii) the maximum bonus amount payable to such executive under the Management Incentive Plan applicable to the year in which such termination becomes effective, whether or not the requirements otherwise applicable to the payment of such bonus amount under such plan have been met. Accordingly, if such a termination were to occur in 2000, Mr. Green would be entitled to a payment of $2,126,000 and Mr. Ward -- $1,212,000. In addition, the Company has agreed to make an indemnity payment to each executive with respect to any of the aforementioned lump-sum cash payments and any payments under any plan or other compensatory arrangement in connection therewith in an amount equal to the sum of (i) the excise tax, if any, imposed on each executive under Section 4999 of the Code in respect of any such payments and (ii) any federal, state or local income tax imposed on any such indemnity payment. In addition, each executive's then unvested options will become immediately vested at the time of such termination and each executive will be entitled to receive all fringe benefits provided by the Company under such agreements for a period of one year following such termination (see "-- Option/SAR Grants in Last Fiscal Year" and "-- Fiscal Year-End Option Holdings").

         The Company entered into an arrangement with Mr. Meek (effective as of November 22, 1999) under which he is entitled to receive an initial annual base salary of $300,000. He is entitled to receive an annual cash bonus in an amount initially up to 120% of his annual base salary based on the Company's achievement of certain performance goals in accordance with the Company's Management Incentive Plan. Mr. Meek was also granted a one time incentive grant of 10,000 shares of restricted Common Stock as an inducement to accept employment with the Company and was granted options to purchase 50,000 shares of Common Stock, both pursuant to the terms of the Company's Omnibus Stock Incentive Plan. Mr. Meek is entitled to reimbursement from the Company for rent for reasonable accommodations in the West Point area for the first two years of his employment. If Mr. Meek is terminated from employment with the Company within the first five years of his employment, the Company will pay a one time, lump sum cash payment equal to his annual base salary.

         On March 21, 2000, the Company entered into an arrangement with Mr. William F. Crumley under which he will leave the office of Executive Vice President-Operations and become a special advisor to the President and Chief Operating Officer of the Company effective April 30, 2000. He will remain an employee and advisor until his retirement on January 1, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of February 11, 2000, (except as otherwise specified in the footnotes) about beneficial ownership of the Common Stock by (i) each person who is the beneficial owner of more than 5% of the outstanding Common Stock, (ii) all directors of the Company and the nominees for director, (iii) the three most highly compensated executive officers who are not directors, and (iv) all directors and executive officers as a group, based in each case on information furnished to the Company.

                                                                        Amount and Nature of       Percent
              Name and Address of Beneficial Owner(1)                   Beneficial Ownership       of Class
              ------------------------------------                      --------------------       --------

Holcombe T. Green, Jr..............................................               18,216,667(2)       36.15%
WPS Investors, L.P.................................................               15,483,306(2)       30.78%
Green Capital IV...................................................                  475,333(2)         .94%
Green & Company....................................................                  325,000(2)         .65%
   3475 Piedmont Road, N.E. Suite 1600
   Atlanta, Georgia  30305

Hugh M. Chapman....................................................                   34,000(3)         *

M. Katherine Dwyer.................................................                   35,000(4)         *

John G. Hudson.....................................................                   85,400(5)         *

Gerald B. Mitchell.................................................                   45,000(6)         *

John F. Sorte......................................................                  135,000(7)         *

Thomas J. Ward.....................................................                  525,842(8)        1.03%

William F. Crumley.................................................                  258,591(9)         *

Morgan M. Schuessler...............................................                  369,579(10)        *

John T. Toolan.....................................................                  150,151(11)        *

All Directors and Executive Officers as a group (10 persons).......               19,855,230(12)      38.73%

--------------

*  Represents less than 1%

(1) The address of each person who is an officer or director of the Company is c/o WestPoint Stevens Inc., 507 West Tenth Street, West Point, Georgia 31833.

(2) As of February 11, 2000, Mr. Green possessed shared voting and investment power with respect to (i) 15,483,306 shares held directly by WPS Investors, L.P., of which HTG Corp., a company owned by him, is general partner; (ii) 475,333 shares held directly by Green Capital IV, of which HTG Corp., a company owned by him, is general partner; (iii) 325,000 shares held directly by Green & Company, of which HTG Corp., a company owned by him, is general partner; (iv) 232,500 shares held by Hall Family Investments, L.P., of which Mr. Green's wife is general partner and (v) 338 shares held in a non-employee compensation plan of which Mr. Green is trustee. In addition, the total amount for Mr. Green includes (vi) 1,620,190 shares owned directly by Mr. Green and (vii) 80,000 shares as to which Mr. Green holds currently exercisable options. See "EXECUTIVE COMPENSATION -- Employment Agreements, Termination Provisions and Change in Control Arrangements."

(3) Includes 4,000 shares held directly and 30,000 shares as to which Mr. Chapman holds currently exercisable options.

(4) Includes 35,000 shares as to which Ms. Dwyer holds currently exercisable options.

(5) Includes 20,000 shares held directly, 400 shares held by Mr. Hudson's daughter as custodian for a grandson and 65,000 shares as to which Mr. Hudson holds currently exercisable options. Mr. Hudson disclaims beneficial ownership of the 400 shares held by his daughter for his grandson.

(6) Includes 20,000 shares held directly and 25,000 shares as to which Mr. Mitchell holds currently exercisable options.

(7) Includes 70,000 shares held directly and 65,000 shares as to which Mr. Sorte holds currently exercisable options.

(8) Includes 116,092 shares held directly, 380,000 shares as to which Mr. Ward holds currently exercisable options and 29,750 shares held through the Savings Plan. See "EXECUTIVE COMPENSATION -- Employment Agreements, Termination Provisions and Change in Control Arrangements."

(9) Includes 78,912 shares held directly, 29,000 shares held by Mr. Crumley's wife, 150,000 shares as to which Mr. Crumley holds currently exercisable options and 679 shares held through the Savings Plan. Mr. Crumley disclaims beneficial ownership of the 29,000 shares held by his wife.

(10) Includes 123,903 shares held directly, 21,000 shares held by Mr. Schuessler's wife, 224,000 shares as to which Mr. Schuessler holds currently exercisable options and 676 shares held through the Savings Plan. Mr. Schuessler disclaims beneficial ownership of the 21,000 shares held by his wife. See "EXECUTIVE COMPENSATION -- Employment Agreements, Termination Provisions and Change in Control Arrangements."

(11) Includes 26,684 shares held directly, 119,208 shares as to which Mr. Toolan holds currently exercisable options and 4,259 shares held through the Savings Plan.

(12) Includes 2,079,781 shares held directly, 17,775,449 shares held indirectly, of which 35,364 shares are held through the Savings Plan, 953,208 shares as to which certain members of management hold currently exercisable options, and 220,000 shares as to which non-employee directors hold currently exercisable options. See footnotes 2-11.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In Fiscal 1999, the Company made payments to Mr. Green and HTG Corp. in the aggregate amount of $597,488 (i) as payments to HTG Corp. for use by the Company of an airplane HTG Corp. owns and (ii) as reimbursement from the Company for all reasonable living expenses for maintaining a residence in New York, New York, pursuant to his employment agreement (see "EXECUTIVE COMPENSATION -- Employment Agreements, Termination Provisions and Change in Control Arrangements"). Such payments were made at rates that the Company believes were no less favorable than rates available from non-affiliated third parties for comparable services and premises.

      On November 5, 1999, the Company entered into an option agreement with HTG Corp. pursuant to which the Company obtained an exclusive option to purchase a one-half undivided interest in the rights of HTG Corp. under its agreement with Dassault Falcon Jet Corp. for the purchase of a Falcon 900EX Jet Aircraft to be built and delivered on or about October 31, 2000. Under the terms of the option agreement the Company made a $1.5 million payment to Dassault, which payment was subsequently repaid to the Company by HTG Corp. on February 4, 2000, following the expiration of the unexercised option in accordance with the terms of the option agreement.

      On February 4, 2000, the Company made a $6 million contribution to and acquired an 80.62% membership interest in HTG Falcon LLC, a Georgia limited liability company ("HTGF"), which owned an equity interest in a Falcon 2000 jet aircraft. At that time the Company entered into a Membership Interest Purchase Agreement (the "Agreement") with HTGF and HTG Corp., the other member of HTGF which had contributed to HTGF an equity interest in the Falcon 2000 jet aircraft valued at $1,443,141 for a 19.38% membership interest in HTGF. Pursuant to the Agreement the usage and costs related to the Falcon 2000 are governed by each member's percentage contribution to HTGF.

      On November 18, 1999, the Company entered into a Stock Award Agreement ("Award Agreement") with Mr. Holcombe T. Green, Jr., pursuant to which Mr. Green vests in non-forfeitable rights to 500,000 shares of restricted common stock in the Company over a five year period (see "EXECUTIVE COMPENSATION -- Summary Compensation Table"). On November 24, 1999, Mr. Green filed an 83(b) election with the Internal Revenue Service under which he elected to include the value of such shares as ordinary income to him in 1999. An income tax withholding obligation of $1,335,937.58 was paid to the Internal Revenue Service by the Company on November 26, 1999. Pursuant to agreement between Mr. Green and the Company 425,781 shares of restricted common stock in the Company were distributed to Mr. Green on November 30, 1999, and the Company retained possession of the remaining 74,219 shares of restricted common stock in the Company as security for repayment of the amount of the income tax withholding paid by the Company plus interest thereon. Pursuant to agreement Mr. Green paid the Company $1,350,406.53 in principal and interest on February 4, 2000, and the 74,219 shares of restricted stock were distributed to him.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS AND SCHEDULES

     FINANCIAL STATEMENTS.

     Consolidated Financial Statements for the three years ended December 31, 1999.

                                                                                               PAGE
                                                                                               ----
                  Report of Ernst & Young LLP,  Independent Auditors......................       18
                  Consolidated Balance Sheets.............................................  19 - 20
                  Consolidated Statements of Income . . . . . . . . . . ..................       21
                  Consolidated Statements of Stockholders' Equity (Deficit)...............       22
                  Consolidated Statements of Cash Flows...................................       23
                  Notes to Consolidated Financial Statements..............................  24 - 38

All financial statements required to be filed as part of this Annual Report on Form 10-K are filed under Item 8. Financial Statements and Supplementary Data.

FINANCIAL STATEMENT SCHEDULES

                                                                                               PAGE
                                                                                               ----
                  Schedule II -- Valuation and Qualifying Accounts........................       58

Note: All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(B) REPORTS ON FORM 8-K

The Company filed current Reports on Form 8-K on October 27, 1999 and November 29, 1999. The item reported in both was "Item 5. Other Events." The Form 8-K filed on October 27, 1999 and exhibits filed therewith contained condensed consolidated statements of income, condensed consolidated balance sheets, condensed consolidated statements of cash flows and condensed consolidated statements of stockholders' equity (deficit).

EXHIBITS

     EXHIBIT
     NUMBER                         DESCRIPTION OF EXHIBIT
     -------                        ----------------------

     2.1 Plan of Recapitalization dated as of March 24, 2000, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (Commission File No. 0-21496) filed by the Company with the Commission on March 27, 2000.

     3.1          Restated Certificate of Incorporation of WestPoint Stevens
                  Inc., as currently in effect, incorporated by reference to
                  Exhibit 3(a) to the Registration Statement on Form S-4
                  (Commission File No. 333-59817) filed by the Company with the Securities and Exchange Commission on August 4, 1998.

     3.2 Amended and Restated By-laws of WestPoint Stevens Inc., as currently in effect, incorporated by reference to the Post-Effective Amendment No. 1 to Registration Statement on
                  Form S-1 (Commission File No. 33-77726) filed by the Company with the Securities and Exchange Commission on May 19, 1994.

     10.1         Form of Registration Rights Agreement, dated as of May 7,
                  1993, among the Company and the Purchaser (as defined therein) incorporated by reference to Exhibit 1 to the Form of Securities Purchase Agreement filed as Exhibit 10.13 to the Registration Statement on Form 10 (Commission File No.
                  0-21496) filed by the Company with the Commission on July 1, 1993.

     EXHIBIT
     NUMBER                         DESCRIPTION OF EXHIBIT
     -------                        ----------------------

     10.2         Amended and Restated Credit Agreement, dated as of May 7,
                  1993, by and among West Point-Pepperell, Inc., the banks listed on the signature pages thereof, Bankers Trust Company, as administrative agent, and The Chase Manhattan Bank, N.A.,
                  Citicorp USA, Inc., NationsBank of North Carolina, Inc., The
                  Bank of New York and The Bank of Nova Scotia, as co-agents, incorporated by reference to the Registration Statement on Form 10 (Commission File No. 0-21496) filed by Valley
                  Fashions Corp. with the Commission on July 1, 1993.

     10.3         Employment Agreement, dated as of March 8, 1993, between West
                  Point-Pepperell, Inc. and Holcombe T. Green, Jr., together with Letter, dated as of March 8, 1993, from the Company to Holcombe T. Green, Jr., incorporated by reference to the Registration Statement on Form 10 (Commission File No.
                  0-21496) filed by Valley Fashions Corp. (since renamed
                  WestPoint Stevens Inc.) with the Commission on July 1, 1993.

     10.4         Employment Agreement, dated as of April 1, 1993, between West
                  Point-Pepperell, Inc. and Morgan M. Schuessler, together with
                  Letter, dated as of April 1, 1993, from the Company to Morgan
                  M. Schuessler, incorporated by reference to the Registration
                  Statement on Form 10 (Commission File No. 0-21496) filed by
                  Valley Fashions Corp. (since renamed WestPoint Stevens Inc.)
                  with the Commission on July 1, 1993.

     10.5         Employment Agreement, dated as of March 8, 1993, between West
                  Point-Pepperell, Inc. and Thomas J. Ward, incorporated by reference to the Registration Statement on Form 10
                  (Commission File No. 0-21496) filed by the Company with the Commission on July 1, 1993.

     10.6 Form of directors and officers Indemnification Agreement with West Point-Pepperell, Inc., incorporated by reference to the Registration Statement on Form S-1 (Commission File No.
                  33-69858) filed by the Company with the Commission on October
                  1, 1993.

     10.7 1993 Management Stock Option Plan, incorporated by reference to the Registration Statement on Form 10 (Commission File No.
                  0-21496) filed by the Company with the Commission on July 1, 1993.

     10.8 Description of 1993 Senior Management Incentive Plan, incorporated by reference to the Company's 1994 Proxy
                  Statement (Commission File No. 0-21496) filed by the Company with the Commission.

     10.9         West Point-Pepperell, Inc. Supplemental Retirement Plan for
                  Eligible Executives, as amended, incorporated by reference to the Schedule 14D-9 dated November 3, 1988 (Commission File
                  No. 1-4490) filed by West Point-Pepperell, Inc. with the
                  Commission.

     10.10        West Point-Pepperell, Inc. Supplemental Executive Retirement
                  Plan, as amended, incorporated by reference to the Schedule
                  14D-9 dated November 3, 1988 (Commission File No. 1-4490) filed by West Point-Pepperell, Inc. with the Commission.

     10.11        Credit Agreement, dated as of December 1, 1993, among Valley
                  Fashions Corp., Bankers Trust Company as Administrative
                  Agent, the Co-Agents parties thereto and the other financial institutions parties thereto as amended on December 10, 1993, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (Commission File
                  No. 0-21496) filed by the Company with the Commission.

     10.12        Form of Securities Purchase Agreement, dated as of March 12,
                  1993, among the Company, New Street Capital Corporation,
                  Magten Asset Management Corporation and each Other Holder (as defined therein), incorporated by reference to the Registration Statement on Form 10 (Commission File No.
                  0-21496) filed by the Company with the Commission on July 1, 1993.

     10.13        Amended and Restated Credit Agreement dated November 23,
                  1994, among the Company, NationsBank of North Carolina, N.A.
                  as Administrative Agent, the Co-Agents parties thereto and the other financial institutions parties thereto, incorporated by reference to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994 (Commission File
                  No. 0-21496) filed by the Company with the Commission.

     EXHIBIT
     NUMBER                         DESCRIPTION OF EXHIBIT
     -------                        ----------------------

     10.14        WestPoint Stevens Inc. 1994 Non-Employee Directors Stock
                  Option Plan, incorporated by reference to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994
                  (Commission File No. 0-21496) filed by the Company with the Commission.

     10.15        WestPoint Stevens Inc. Amended and Restated 1994 Non-Employee
                  Directors Stock Option Plan, incorporated by reference to the Form 10-Q for the quarterly period ended June 30, 1995
                  (Commission File No. 0-21496) filed by the Company with the Commission on August 9, 1995.

     10.16 Description of Senior Management Incentive Plan, incorporated by reference to the Company's 1995 Proxy Statement
                  (Commission File No. 0-21496) filed by the Company with the Commission on April 7, 1995.

     10.17 WestPoint Stevens Inc. 1995 Key Employee Stock Bonus Plan, incorporated by reference to the Registration Statement Form
                  S-8 (Registration No. 33-95580) filed by the Company on
                  August 11, 1995.

     10.18        Amendment Agreement dated December 4, 1995 among the Company,
                  NationsBank, N.A., The Bank of New York, The First National
                  Bank of Boston, The First National Bank of Chicago, The
                  Nippon Credit Bank, Ltd., Wachovia Bank of Georgia, N.A.,
                  Trust Company Bank, AmSouth Bank of Alabama and ABN AMRO
                  Bank, N.V., incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995
                  (Commission File No. 0-21496) filed by the Company with the Commission.

     10.19 Form of directors and officers Indemnification Agreement with the Company, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995
                  (Commission File No. 0-21496) filed by the Company with the Commission.

     10.20        WestPoint Stevens Inc. 1995 Key Employee Stock Bonus Plan (As
                  Amended), incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995
                  (Commission File No. 0-21496) filed by the Company with the Commission.

     10.21        Second Amendment and Waiver Agreement dated as of January 23,
                  1997, among the Company, NationsBank, N.A. (formerly known as
                  NationsBank of North Carolina, N.A.), The Bank of New York,
                  The First National Bank of Boston, The First National Bank of
                  Chicago, The Nippon Credit Bank, Ltd., Wachovia Bank of
                  Georgia, N.A., SunTrust Bank, Atlanta (formerly known as
                  Trust Company Bank), AmSouth Bank of Alabama, and ABN AMRO
                  Bank, N.V., incorporated by reference to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996
                  (Commission File No. 0-21496) filed by the Company with the Commission.

     10.22        Credit Agreement dated as of January 23, 1997, among
                  WestPoint Stevens (UK) Limited, P.J. Flower & Co. Limited, as the Borrowers, the Company as Guarantor, the several lenders identified on the signature pages thereto and such other lenders as may from time to time become a party thereto and NationsBank, N.A., as agent for the Lenders, incorporated by reference to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 (Commission File No. 0-21496) filed by the Company with the Commission.

     10.23        First Amendment to the WestPoint Stevens Inc. Supplemental
                  Retirement Plan dated as of September 6, 1996, incorporated by reference to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 (Commission File No.
                  0-21496) filed by the Company with the Commission.

     10.24 WestPoint Stevens Inc. Omnibus Stock Incentive Plan, incorporated by reference to the Company's 1997 Proxy
                  Statement (Commission File No. 0-21496) filed by the Company with the Commission.

     10.25 Third Amendment Agreement, dated as of May 22, 1997, among the Company, as Borrower, NationsBank, N.A. (formerly known as NationsBank of North Carolina, N.A.), The Bank of New
                  York, The First National Bank of Boston, The First National
                  Bank of Chicago, Scotiabank Inc., Wachovia Bank of Georgia,
                  N.A., SunTrust Bank, Atlanta, AmSouth Bank of Alabama, and
                  ABN AMRO Bank, N.V., incorporated by reference to the Form
                  10-Q for the quarterly period ended June 30, 1997 (Commission
                  File No. 0-21496) filed by the Company with the Commission.

     EXHIBIT
     NUMBER                         DESCRIPTION OF EXHIBIT
     -------                        ----------------------

     10.26 Stock Purchase Agreement by and among Dyersburg Corporation, as Purchaser, Alamac Sub Holdings Inc., as Seller, AIH Inc.
                  and the Company dated as of July 15, 1997, incorporated by reference to the Current Report on Form 8-K (Commission File
                  No. 0-21496) filed by the Company with the Commission on September 11, 1997.

     10.27        Amendment to Stock Purchase Agreement among Alamac Sub
                  Holdings Inc., AIH Inc., the Company and Dyersburg
                  Corporation dated as of August 15, 1997, incorporated by reference to the Current Report on Form 8-K (Commission File
                  No. 0-21496) filed by the Company with the Commission on September 11, 1997.

     10.28        Supplemental Environmental Indemnity among Alamac Sub
                  Holdings Inc., AIH Inc., the Company and Dyersburg
                  Corporation dated as of August 20, 1997, incorporated by reference to the Current Report on Form 8-K (Commission File
                  No. 0-21496) filed by the Company with the Commission on September 11, 1997.

     10.29        Second Supplemental Environmental Indemnity among Alamac Sub
                  Holdings Inc., AIH Inc., the Company and Dyersburg
                  Corporation dated as of August 27, 1997, incorporated by reference to the Current Report on Form 8-K (Commission File
                  No. 0-21496) filed by the Company with the Commission on September 11, 1997.

     10.30        Assignment and Assumption Agreement among the Company (the
                  "Assignor"), Alamac Knit Fabrics, Inc. (the "Assignee") and
                  Dyersburg Corporation dated as of August 27, 1997, incorporated by reference to the Current Report on Form 8-K
                  (Commission File No. 0-21496) filed by the Company with the Commission on September 11, 1997.

     10.31 Letter Amendment Agreement, dated as of July 22, 1997, among the Company, as Borrower, NationsBank, N.A. (formerly known as NationsBank of North Carolina, N.A.), The Bank of New
                  York, BankBoston, N.A. (formerly known as The First National
                  Bank of Boston), The First National Bank of Chicago,
                  Scotiabank Inc., Wachovia Bank of Georgia, N.A., SunTrust
                  Bank, Atlanta, AmSouth Bank of Alabama and ABN AMRO Bank,
                  N.A., incorporated by reference to the Form 10-Q for the quarterly period ended September 30, 1997 (Commission File
                  No. 0-21496) filed by the Company with the Commission.

     10.32 Letter Amendment Agreement, dated as of August 5, 1997, among the Company, as Borrower, NationsBank, N.A. (formerly known as NationsBank of North Carolina, N.A.), The Bank of New
                  York, BankBoston, N.A. (formerly known as The First National
                  Bank of Boston), The First National Bank of Chicago,
                  Scotiabank Inc., Wachovia Bank of Georgia, N.A., SunTrust
                  Bank, Atlanta, AmSouth Bank of Alabama, and ABN AMRO Bank,
                  N.V., incorporated by reference to the Form 10-Q for the quarterly period ended September 30, 1997 (Commission File
                  No. 0-21496) filed by the Company with the Commission.

     10.33 Indenture dated as of June 9, 1998, between the Company and The Bank of New York, as trustee, for the 7-7/8% Senior
                  Notes due 2005, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-4 (Commission File No.
                  333-59817) filed by the Company with the Commission.

     10.34        Form of Old 7-7/8% Senior Notes due 2005 (included in the
                  Indenture incorporated by reference as Exhibit 10.34), incorporated by reference to Exhibit 4(b) to Registration
                  Statement on Form S-4 (Commission File No. 333-59817) filed by the Company with the Commission.

     10.35 Form of Exchange 7-7/8% Senior Notes due 2005 (included in the Indenture incorporated by reference as Exhibit 10.34), incorporated by reference to Exhibit 4(c) to Registration
                  Statement on Form S-4 (Commission File No. 333-59817) filed by the Company with the Commission.

     10.36 Registration Rights Agreement dated as of June 9, 1998, among the Company and the Initial Purchasers with respect to the Senior Notes due 2005, incorporated by reference to Exhibit
                  4(d) to Registration Statement on Form S-4 (Commission File
                  No. 333-59817) filed by the Company with the Commission.

     10.37 Indenture for the 7-7/8% Senior Notes due 2008 dated as of June 9, 1998, between the Company and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4(e) to Registration Statement on Form S-4 (Commission File No.
                  333-59817) filed by the Company with the Commission.

     EXHIBIT
     NUMBER                         DESCRIPTION OF EXHIBIT
     -------                        ----------------------

     10.38        Form of Old 7-7/8% Senior Notes due 2008 (included in the
                  Indenture incorporated by reference as Exhibit 10.38), incorporated by reference to Exhibit 4(f) to Registration
                  Statement on Form S-4 (Commission File No. 333-59817) filed by the Company with the Commission.

     10.39 Form of Exchange 7-7/8% Senior Notes due 2008 (included in the Indenture incorporated by reference as Exhibit 10.38), incorporated by reference to Exhibit 4(g) to Registration
                  Statement on Form S-4 (Commission File No. 333-59817) filed by the Company with the Commission.

     10.40        Registration Rights Agreement dated June 9, 1998, among the
                  Company and the Initial Purchasers with respect to the Senior
                  Notes due 2008, incorporated by reference to Exhibit 4(h) to Registration Statement on Form S-4 (Commission File No.
                  333-59817) filed by the Company with the Commission.

     10.41        Second Amended and Restated Credit Agreement, dated as of
                  June 9, 1998, among the Company, WestPoint Stevens (UK)
                  Limited, WestPoint Stevens (Europe) Limited, NationsBank,
                  N.A., as agent, and the other financial institutions party thereto, incorporated by reference to Exhibit 10.59 to Registration Statement on Form S-4 (Commission File No.
                  333-59817) filed by the Company with the Commission.

     10.42 Letter Amendment Agreement, dated as of June 30, 1998, among the Company, WestPoint Stevens (UK) Limited, WestPoint
                  Stevens (Europe) Limited, NationsBank, N.A., as agent and the other financial institutions party thereto, incorporated by reference to Exhibit 10.60 to Registration Statement on Form
                  S-4 (Commission File No. 333-59817) filed by the Company with the Commission.

     10.43 Letter Amendment Agreement, dated as of July 31, 1998, among the Company, WestPoint Stevens (UK) Limited, WestPoint
                  Stevens (Europe) Limited, NationsBank., N.A., as agent and other financial institutions party thereto, incorporated by reference to the Form 10-Q for the quarterly period ended
                  September 30, 1998 (Commission File No. 0-21496) filed by the
                  Company with the Commission.

     10.44 Letter Amendment Agreement, dated as of October 7, 1998, among the Company, WestPoint Stevens (UK) Limited, WestPoint
                  Stevens (Europe) Limited, NationsBank, N.A., as agent and other financial institutions party thereto, incorporated by reference to the Annual Report on Form 10-K for fiscal year ended December 31, 1998 (Commission File No. 0-21496) filed by the Company with the Commission.

     10.45        Amendment dated October 29, 1998, to the WestPoint Stevens
                  Inc. 1995 Key Employee Stock Bonus Plan (As Amended), incorporated by reference to the Annual Report on Form 10-K for fiscal year ended December 31, 1998 (Commission File No.
                  0-21496) filed by the Company with the Commission.

     10.46 Receivables Purchase Agreement dated as of December 18, 1998, by and between the Company and WPS Receivables Corporation, incorporated by reference to the Annual Report on Form 10-K for fiscal year ended December 31, 1998 (Commission File No.
                  0-21496) filed by the Company with the Commission.

     10.47        Non-Negotiable Promissory Note, dated as of December 18,
                  1998, by WPS Receivables Corporation in favor of the Company, incorporated by reference to the Annual Report on Form 10-K for fiscal year ended December 31, 1998 (Commission File No.
                  0-21496) filed by the Company with the Commission.

     10.48        Asset Interest Transfer Agreement, dated as of December 18,
                  1998, among WPS Receivables Corporation, the Company, Blue
                  Ridge Funding Corporation and Wachovia Bank, N.A., incorporated by reference to the Annual Report on Form 10-K for fiscal year ended December 31, 1998 (Commission File No.
                  0-21496) filed by the Company with the Commission.

     10.49        Amendment dated February 1, 1999, to the WestPoint Stevens
                  1995 Key Employee Stock Bonus Plan (as amended), incorporated by reference to the Form 10-Q for the quarterly period ended
                  March 31, 1999 (Commission File No. 0-21496) filed by the
                  Company with the Commission.

     EXHIBIT
     NUMBER                         DESCRIPTION OF EXHIBIT
     -------                        ----------------------

     10.50        Second Amendment dated February 11, 1999, to the WestPoint
                  Stevens Inc. Supplemental Retirement Plan, incorporated by reference to the Form 10-Q for the quarterly period ended
                  March 31, 1999 (Commission File No. 0-21496) filed by the
                  Company with the Commission.

     10.51 Letter Amendment Agreement, dated as of March 16, 1999, among the Company, WestPoint Stevens (UK) Limited, WestPoint
                  Stevens (Europe) Limited, NationsBank, N.A., as agent and other financial institutions party thereto, incorporated by reference to the Form 10-Q for the quarterly period ended
                  March 31, 1999 (Commission File No. 0-21496) filed by the
                  Company with the Commission.

     10.52        WestPoint Stevens Inc. Omnibus Stock Incentive Plan (As
                  Amended), incorporated by reference to the Company's 1999
                  Proxy Statement (Commission File No. 0-21496) filed by the
                  Company with the Commission.

     10.53        Second Amendment Agreement dated May 20, 1999, among the
                  Company, WestPoint Stevens (UK) Limited, WestPoint Stevens
                  (Europe) Limited, NationsBank, N.A., as agent and the other financial institutions party thereto, incorporated by reference to the Form 10-Q for the quarterly period ended
                  June 30, 1999 (Commission File No. 0-21496) filed by the
                  Company with the Commission.

     10.54 Letter Amendment Agreement, dated as of August 31, 1999, among the Company, WestPoint Stevens (UK) Limited, WestPoint
                  Stevens (Europe) Limited, NationsBank, N.A., as agent and other financial institutions party thereto, incorporated by reference to the Form 10-Q for the quarterly period ended
                  September 30, 1999 (Commission File No.
                  0-21496) filed by the Company with the Commission.

     10.55 Letter Agreement dated November 5, 1999, between the Company and David C. Meek.

     10.56 Letter Amendment Agreement, dated as of November 15, 1999, among the Company, WestPoint Stevens (UK) Limited, WestPoint
                  Stevens (Europe) Limited, NationsBank, N.A., as agent and the other financial institutions, party thereto.

     10.57        WestPoint Stevens Inc. Stock Award Agreement dated November
                  18, 1999, between the Company and Holcombe T. Green, Jr.

     10.58 Letter Agreement dated November 23, 1999, between the Company and Morgan M. Schuessler.

     10.59        First Amendment, dated as of December 17, 1999, among WPS
                  Receivables Corporation, the Company, Blue Ridge Funding
                  Corporation and Wachovia Bank, N.A.

     21           List of Subsidiaries of the Registrant.

     23.1         Consent of Ernst & Young  LLP, independent auditors.

     27.1         Financial Data Schedule for the period ended December 31,
                  1999.

                             WESTPOINT STEVENS INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                   ADDITIONS
                                                  BALANCE AT       CHARGED TO                                      BALANCE AT
                                                 BEGINNING OF      COSTS AND                           OTHER         END OF
                                                    PERIOD          EXPENSES         DEDUCTIONS    ADJUSTMENTS(3)   PERIOD (4)
                                                 ------------    --------------    --------------  --------------  -----------

Year Ended December 31, 1999
    Accounts receivable allowances:
      Doubtful accounts .....................     $   13,348     $      947         $    1,162(1)  $       --     $   13,133
      Cash and/or trade discounts
         and returns and allowances .........          5,903            (86)(2)             --             --          5,817
                                                  ----------     ----------         ----------     ----------     ----------
                                                  $   19,251     $      861         $    1,162     $       --     $   18,950
                                                  ==========     ==========         ==========     ==========     ==========
    Inventory reserves:
      Market and obsolescence ...............     $   27,126     $    4,324(2)      $       --     $       --     $   31,450
                                                  ==========     ==========         ==========     ==========     ==========
Year Ended December 31, 1998
    Accounts receivable allowances:
      Doubtful accounts .....................     $   13,137     $    1,627         $    1,506(1)  $       90     $   13,348
      Cash and/or trade discounts
          and returns and allowances ........          5,076            334(2)              --            493          5,903
                                                  ----------     ----------         ----------     ----------     ----------
                                                  $   18,213     $    1,961         $    1,506     $      583     $   19,251
                                                  ==========     ==========         ==========     ==========     ==========
    Inventory reserves:
      Market and obsolescence ...............     $   21,050     $    4,176(2)      $       --     $    1,900     $   27,126
                                                  ==========     ==========         ==========     ==========     ==========
Year Ended December 31, 1997
    Accounts receivable allowances:
      Doubtful accounts .....................     $   12,536     $    1,555         $    1,001(1)  $       47     $   13,137
      Cash and/or trade discounts
          and returns and allowances ........          4,429            428(2)              --            219          5,076
                                                  ----------     ----------         ----------     ----------     ----------
                                                  $   16,965     $    1,983         $    1,001     $      266     $   18,213
                                                  ==========     ==========         ==========     ==========     ==========
    Inventory reserves:
      Market and obsolescence ...............     $   15,599     $    2,252(2)      $       --     $    3,199     $   21,050
                                                  ==========     ==========         ==========     ==========     ==========

(1) Accounts written off, less recoveries of accounts previously written off.
(2) Net change.
(3) Additions relate to acquisitions closed during the period.
(4) Reserves are deducted from assets to which they apply.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WESTPOINT STEVENS INC.
                                       (Registrant)



                                       By /s/ Holcombe T. Green, Jr.
                                          -------------------------------------
                                          Holcombe T. Green, Jr.
                                          Chairman of the Board and Chief
                                          Executive Officer

                                          March 29, 2000


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.






By /s/ Holcombe T. Green, Jr.                                 By /s/ David C. Meek
   --------------------------------------------                  ------------------------------------------
   Holcombe T. Green, Jr.                                        David C. Meek
   Chairman of the Board and Chief Executive                     Executive Vice President/Finance
   Officer (principal executive officer)                         and Chief Financial Officer
                                                                 (principal financial officer)

   March 29, 2000                                                March 29, 2000



By /s/ Thomas J. Ward                                         By /s/ J. Nelson Griffith
   --------------------------------------------                  ------------------------------------------
   Thomas J. Ward                                                J. Nelson Griffith
   President and Chief Operating Officer                         Controller
                                                                 (principal accounting officer)

   March 29, 2000                                                March 29, 2000



By /s/ Hugh M. Chapman                                        By /s/ M. Katherine Dwyer
   --------------------------------------------                  ------------------------------------------
   Hugh M. Chapman                                               M. Katherine Dwyer
   Director                                                      Director

   March 29, 2000                                                March 29, 2000

By /s/ John G. Hudson                                         By /s/ Gerald B. Mitchell
   --------------------------------------------                  ------------------------------------------
   John G. Hudson                                                Gerald B. Mitchell
   Director                                                      Director

   March 29, 2000                                                March 29, 2000



By /s/ John F. Sorte
   --------------------------------------------
   John F. Sorte
   Director

   March 29, 2000
