Form 10-Q
period 2000-03-31
WESTPOINT STEVENS INC
filed 2000-05-12
CIK 852952

                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549


                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                          Yes  [X]     No  [ ]

Common shares outstanding at May 3, 2000: 49,431,398 shares of Common Stock, $.01 par value.

                                      INDEX

                                                                                         PAGE NO.
                                                                                         --------
PART I.       FINANCIAL INFORMATION


              Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets:
                     March 31, 2000 (Unaudited) and
                     December 31, 1999                                                          3

              Condensed Consolidated Statements of
                     Income (Unaudited); Three
                     Months Ended March 31, 2000
                     and March 31, 1999                                                         4

              Condensed Consolidated Statements of Cash
                     Flows (Unaudited); Three
                     Months Ended March 31, 2000
                     and March 31, 1999                                                         5

              Condensed Consolidated Statements of
                     Stockholders' Equity (Deficit) (Unaudited);
                     Three Months Ended March 31, 2000                                          6

              Notes to Condensed Consolidated Financial
                     Statements (Unaudited)                                                 7 - 8


              Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                         9 - 13



PART II.      OTHER INFORMATION


              Item 1.  Legal Proceedings                                                       14


              Item 4.  Submission of Matters to a Vote of Security Holders                     15


              Item 6.  Exhibits and Reports on Form 8-K                                        15

                             WESTPOINT STEVENS INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                            MARCH 31,            DECEMBER 31,
                                                                               2000                  1999
                                                                           ------------          -----------
                                                                            (UNAUDITED)
ASSETS
Current Assets
    Cash and cash equivalents ...................................          $       540           $       162
    Accounts receivable .........................................              115,479                85,419
    Inventories .................................................              479,226               448,887
    Prepaid expenses and other current assets ...................               12,247                13,842
                                                                           -----------           -----------
Total current assets ............................................              607,492               548,310

Property, Plant and Equipment, net ..............................              834,190               840,712

Other Assets
    Deferred financing fees .....................................               18,624                19,362
    Prepaid pension and other assets ............................               69,647                62,857
    Goodwill ....................................................               68,977                69,433
                                                                           -----------           -----------
                                                                           $ 1,598,930           $ 1,540,674
                                                                           ===========           ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
    Senior Credit Facility ......................................          $   185,195           $    89,803
    Accrued interest payable ....................................               24,432                 4,336
    Trade accounts payable ......................................               69,874                94,036
    Other accounts payable and accrued liabilities ..............              123,153               127,059
                                                                           -----------           -----------
Total current liabilities .......................................              402,654               315,234

Long-Term Debt ..................................................            1,375,000             1,375,000

Noncurrent Liabilities
    Deferred income taxes .......................................              291,680               284,003
    Other liabilities ...........................................               63,655                64,457
                                                                           -----------           -----------
Total noncurrent liabilities ....................................              355,335               348,460

Stockholders' Equity (Deficit) ..................................             (534,059)             (498,020)
                                                                           -----------           -----------
                                                                           $ 1,598,930           $ 1,540,674
                                                                           ===========           ===========

                             See accompanying notes

                             WESTPOINT STEVENS INC.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)





                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                --------------------------
                                                                                   2000            1999
                                                                                --------          --------
Net sales ............................................................          $447,815          $441,517
Cost of goods sold ...................................................           331,385           328,038
                                                                                --------          --------

    Gross earnings ...................................................           116,430           113,479

Selling, general and administrative expenses .........................            62,549            64,185
                                                                                --------          --------

    Operating earnings ...............................................            53,881            49,294

Interest expense .....................................................            29,027            24,254
Other expense, net ...................................................               529               590
                                                                                --------          --------

    Income before income tax expense .................................            24,325            24,450
Income tax expense ...................................................             8,775             8,825
                                                                                --------          --------

    Net income .......................................................          $ 15,550          $ 15,625
                                                                                ========          ========




Basic net income per common share ....................................          $    .31          $    .28
                                                                                ========          ========

Diluted net income per common share ..................................          $    .31          $    .27
                                                                                ========          ========


Basic average common shares outstanding ..............................            49,633            55,876
    Dilutive effect of stock options and stock bonus plan ............               488             1,677
                                                                                --------          --------
Diluted average common shares outstanding ............................            50,121            57,553
                                                                                ========          ========





                             See accompanying notes

                             WESTPOINT STEVENS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                      -----------------------------
                                                                        2000                 1999
                                                                      ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .............................................          $  15,550           $  15,625
    Adjustments to reconcile net income to net cash
        provided by (used for) operating activities:
         Depreciation and other amortization ...............             21,143              22,973
         Deferred income taxes .............................              7,781               7,458
         Changes in working capital ........................            (62,219)            (47,334)
         Other - net .......................................             (6,446)               (537)
                                                                      ---------           ---------
Net cash used for operating activities .....................            (24,191)             (1,815)
                                                                      ---------           ---------



CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures ...................................            (14,492)            (12,799)
    Net proceeds from sale of assets .......................                371                 102
                                                                      ---------           ---------
Net cash used for investing activities .....................            (14,121)            (12,697)
                                                                      ---------           ---------



CASH FLOWS FROM FINANCING ACTIVITIES:
    Senior Credit Facility:
         Borrowings ........................................            371,500             254,000
         Repayments ........................................           (276,108)           (209,045)
    Purchase of common stock for treasury ..................            (61,203)            (31,665)
    Proceeds from issuance of stock ........................              5,501               1,163
    Cash dividends paid ....................................             (1,000)                 --
                                                                      ---------           ---------
Net cash provided by financing activities ..................             38,690              14,453
                                                                      ---------           ---------
Net increase (decrease) in cash and cash equivalents .......                378                 (59)
Cash and cash equivalents at beginning of period ...........                162                 527
                                                                      ---------           ---------
Cash and cash equivalents at end of period .................          $     540           $     468
                                                                      =========           =========


                             See accompanying notes

                             WESTPOINT STEVENS INC.

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)





                                               COMMON
                                                STOCK
                                             AND CAPITAL
                                                 IN                                            ACCUMULATED
                                              EXCESS OF     TREASURY STOCK                        OTHER
                                    COMMON       PAR      -------------------    ACCUMULATED  COMPREHENSIVE   UNEARNED
                                    SHARES      VALUE      SHARES      AMOUNT      DEFICIT    INCOME (LOSS) COMPENSATION   TOTAL
                                    ------   ----------   -------      ------    -----------  ------------- ------------  -------
Balance, January 1, 2000 .........  71,100   $ 361,504    (18,859)   $(363,972)   $(484,378)   $(2,112)      $(9,062)    $(498,020)
  Comprehensive income:
     Net income ..................      --          --         --           --       15,550         --            --        15,550
     Foreign currency
          translation adjustment                                                                   (16)                        (16)
                                                                                                                           -------
  Comprehensive income ...........                                                                                          15,534
                                                                                                                           -------
  Exercise of management
       stock options including
       tax benefit ...............      --       2,722        434        2,981           --         --            --         5,703
  Issuance of stock pursuant
       to Stock Bonus Plan
       including tax expense .....      --       1,859        248        2,602           --         --            --         4,461
  Amortization of
       compensation ..............      --          --         --           --           --         --           468           468
  Purchase of treasury shares ....      --          --     (3,573)     (61,203)          --         --            --       (61,203)
  Cash dividends .................      --          --         --           --       (1,000)        --            --        (1,000)
  Stock dividends ................      --          --         --           --           (2)        --            --            (2)
                                   -------   ---------    -------    ---------    ---------    -------      --------    ----------

Balance, March 31, 2000 ..........  71,100   $ 366,085    (21,750)   $(419,592)   $(469,830)   $(2,128)     $ (8,594)   $ (534,059)
                                   =======   =========    =======    =========    =========    =======      ========    ==========



                             See accompanying notes

                             WESTPOINT STEVENS INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for WestPoint Stevens Inc. (the "Company") for the year ended December 31, 1999.


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

Inventories consisted of the following at March 31, 2000 and December 31, 1999 (in thousands of dollars):

                                         MARCH 31,             DECEMBER 31,
                                           2000                    1999
                                         ---------             -----------
        Finished goods                   $229,702               $ 203,364
        Work in progress                  192,404                 188,778
        Raw materials and supplies         57,120                  60,164
        LIFO reserve                           --                  (3,419)
                                         --------               ---------
                                         $479,226               $ 448,887
                                         ========               =========


                             WESTPOINT STEVENS INC.

                                   (UNAUDITED)



3.  INDEBTEDNESS AND FINANCIAL ARRANGEMENTS

Indebtedness is as follows (in thousands of dollars):

                                                 MARCH 31,               DECEMBER 31,
                                                   2000                      1999
                                                ----------              ------------
        Short-term indebtedness
              Senior Credit Facility
                    Revolver                    $  185,195               $   89,803
                                                ==========               ==========


        Long-term indebtedness
              Senior Credit Facility
                    Revolver                    $  375,000               $  375,000
              7 7/8% Senior Notes due 2005         525,000                  525,000
              7 7/8% Senior Notes due 2008         475,000                  475,000
                                                ----------               ----------
                                                $1,375,000               $1,375,000
                                                ==========               ==========



At March 31, 2000 and December 31, 1999, $154.0 million of accounts receivable had been sold pursuant to a trade receivables program (the "Trade Receivables Program") and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

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

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS:  THREE MONTHS ENDED MARCH 31, 2000

The table below is a summary of the Company's operating results for the three months ended March 31, 2000 and March 31, 1999 (in millions of dollars and as percentages of net sales).


                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                      -----------------------------
                                                        2000                 1999
                                                      --------             --------
Net sales ...................................         $  447.8             $  441.5

Gross earnings ..............................         $  116.4             $  113.5

Operating earnings ..........................         $   53.9             $   49.3

Interest expense ............................         $   29.0             $   24.3

Net income ..................................         $   15.6             $   15.6


Gross margins ...............................             26.0%                25.7%

Operating margins ...........................             12.0%                11.2%

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS:  THREE MONTHS ENDED MARCH 31, 2000 (CONTINUED)

NET SALES. Net sales for the three months ended March 31, 2000 increased $6.3 million, or 1.4%, to $447.8 million compared with net sales of $441.5 million for the three months ended March 31, 1999. The increase in net sales resulted primarily from higher unit volume in the 2000 period compared with the 1999 period and was driven primarily by the Company's increases in sales from accessories, blankets and its retail store business offset somewhat by decreases in towel sales.

GROSS EARNINGS/MARGINS. Gross earnings for the three months ended March 31, 2000 of $116.4 million increased $2.9 million, or 2.6%, compared with $113.5 million for the same period of 1999 and reflect gross margins of 26% in the 2000 period and 25.7% in the 1999 period. Gross earnings and margins increased in the first quarter of 2000 primarily as a result of lower raw materials costs and continued growth of the Company's accessory, blanket and retail store business.

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses decreased by $1.7 million, or 2.5%, in the first quarter of 2000 compared with the same period last year, and as a percentage of net sales represent 14% in the 2000 period and 14.5% in the 1999 period. The decrease in selling, general and administrative expenses in the first quarter of 2000 was due primarily to lower selling expense offset somewhat by higher warehousing/shipping expense related to the higher unit volume.

Operating earnings for the three months ended March 31, 2000 were $53.9 million, or 12% of sales, and increased $4.6 million, or 9.3%, compared with operating earnings of $49.3 million, or 11.2% of sales, for the same period of 1999. The increase in operating earnings resulted from the increase in gross earnings and the decrease in selling, general and administrative expenses discussed above.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 2000 of $29 million increased $4.7 million compared with interest expense for the three months ended March 31, 1999. The increase was due primarily to higher interest rates on the Company's variable rate bank debt and higher average debt levels in the 2000 first quarter compared with the corresponding 1999 average debt levels.

OTHER EXPENSE, NET. Other expense, net in the first quarter of 2000 consisted primarily of the amortization of deferred financing fees of $0.7 million in both the 2000 and 1999 periods less certain miscellaneous income items in both years.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS:  THREE MONTHS ENDED MARCH 31, 2000 (CONTINUED)

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

NET INCOME. Net income for the first quarter of 2000 was $15.6 million, or $.31 per share diluted, compared with net income of $15.6 million, or $.27 per share diluted, for the same period of last year.

Diluted per share amounts are based on 50.1 million and 57.6 million average shares outstanding for the 2000 and 1999 periods, respectively. The decrease in the average shares outstanding was primarily the result of the purchase by the Company of shares under the stock repurchase programs.


EFFECTS OF INFLATION

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are expected to be cash from its operations and funds available under the Senior Credit Facility. At May 3, 2000, the maximum commitment under the Senior Credit Facility was $800 million and the Company had unused borrowing availability under the Senior Credit Facility totaling approximately $246 million. The Senior Credit Facility contains covenants which, among other things, limit indebtedness and require the maintenance of certain financial ratios and minimum net worth (as defined).

The Company's principal uses of cash for the next several years will be operating expenses, capital expenditures, stock repurchases and debt service requirements related primarily to interest payments. The Company spent approximately $148.6 million in 1999 on capital expenditures and intends to invest approximately $75 million in 2000. The Board of Directors approved the payment of a quarterly cash dividend of $.02 per share which was paid on March 1, 2000 totaling approximately $1 million.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

During the first three months of 2000, the Company purchased approximately 3.6 million shares under its various stock repurchase programs, at an average price of $17.13 per share. The Board of Directors has approved the purchase of up to twenty-seven million shares of the Company's common stock, subject to the Company's debt limitations. At March 31, 2000, approximately 3.9 million shares remained to be purchased under these programs. At the present time, the Company has suspended its stock repurchases.

The Company, through a "bankruptcy remote" receivables subsidiary, has a Trade Receivables Program which provides for the sale of accounts receivable, on a revolving basis. At March 31, 2000 and December 31, 1999, $154 million had been sold under this program and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The cost of the Trade Receivables Program in 2000 is estimated to total approximately $8.7 million, compared with $8.8 million in 1999, and will be charged to selling, general and administrative expenses.

Debt service requirements for interest payments in 2000 are estimated to total approximately $113.9 million (excluding amounts related to the Trade Receivables Program) compared with interest payments of $104.1 million in 1999. The Company's long-term indebtedness has no scheduled principal payment requirement during 2000.

Management believes that cash from the Company's operations and borrowings under its credit agreement will provide the funding necessary to meet the Company's anticipated requirements for capital expenditures, operating expenses and stock repurchases and to enable it to meet its anticipated debt service requirements.

                             WESTPOINT STEVENS INC.


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On February 14, 2000, seven individual suits, entitled Matthew Lubrano v. WestPoint Stevens Inc., et al., Crandon Capital Partners v. Holcombe T. Green, et al., John McMullen v. WestPoint Stevens Inc., et al., David Frankel v. M. Katherine Dwyer, et al., Norman Geller v. WestPoint Stevens Inc., et al., Pal Green v. WestPoint Stevens Inc., et al., and Whitney Smith v. WestPoint Stevens Inc., et al. were filed against the Company and certain of its directors in the Court of Chancery of the State of Delaware in and for New Castle County. The plaintiffs in these cases allege, among other things, that the $21 offer is unfair and inadequate; was not negotiated at arms length; that members of the Company's management including certain defendants violated their duty of fair dealing by timing the Transaction to cap the market price for the Company's stock before the market reacted to the announcement of the Company's excellent results in 1999; and the management group with the acquiescence of the Company's Board of Directors will continue to breach their fiduciary duties owed to the plaintiffs unless injunctive relief is granted. The Complainants seek class action status, preliminary and permanent injunctive relief against the consummation of the Transaction, to rescind the Transaction if consummated or the award of an unspecified amount of class rescissory damages, an order for the defendants to account to the plaintiffs and other class members for all damages suffered as the result of alleged wrongdoing, costs, disbursements and attorneys' and experts' fees in an unspecified amount. The Company believes that the allegations contained in the complaints are without merit and intends to contest the action vigorously on behalf of itself and its directors.

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

                             WESTPOINT STEVENS INC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2000.


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

       10.1 Letter Agreement dated March 21, 2000, between the Company and William F. Crumley.

       10.2            Amendments to Securitization Agreements, dated
                       January 11, 2000, among the Company, WPS
                       Receivables Corporation, Blue Ridge Asset Funding
                       Corporation and Wachovia Bank, N.A.

       27.1            Financial Data Schedule for the period ended March
                       31, 2000 (for SEC use only).


b.) The Company filed Current Reports on Form 8-K on February 15, 2000 and March 27, 2000. The item reported in both was "Item 5. Other Events."

                             WESTPOINT STEVENS INC.






                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                             WESTPOINT STEVENS INC.
                                   REGISTRANT





                                /s/ David C. Meek
                        ------------------------------------
                                  David C. Meek
                        Executive Vice President-Finance
                           and Chief Financial Officer




Date: May 12, 2000

                             WESTPOINT STEVENS INC.



                                  EXHIBIT INDEX


EXHIBIT                                                                       PAGE
NUMBER                                                                       NUMBER
-------                                                                      ------

 2.1                  Plan of Recapitalization dated as of March 24,
                      2000, incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (Commission
                      File No. 0-21496) filed by the Company with the Commission on March 27, 2000.

10.1 Letter Agreement dated March 21, 2000, between the Company and William F. Crumley.

10.2                  Amendments to Securitization Agreements, dated
                      January 11, 2000, among the Company, WPS
                      Receivables Corporation, Blue Ridge Asset Funding
                      Corporation and Wachovia Bank, N.A.

27.1                  Financial Data Schedule for the period ended March
                      31, 2000 (for SEC use only).