Form 10-Q
period 2000-06-30
WESTPOINT STEVENS INC
filed 2000-08-14
CIK 852952

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                                 Yes [X]     No [ ]

Common shares outstanding at August 8, 2000: 49,670,667 shares of Common Stock, $.01 par value.

                                      INDEX


                                                                                                 PAGE NO.
                                                                                                 --------

PART I.           FINANCIAL INFORMATION


                  Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets:
                           June 30, 2000 (Unaudited) and
                           December 31, 1999                                                         3

                  Condensed Consolidated Statements of
                           Operations (Unaudited); Three and
                           Six Months Ended June 30, 2000
                           and June 30, 1999                                                         4

                  Condensed Consolidated Statements of Cash
                           Flows (Unaudited); Six Months
                           Ended June 30, 2000 and
                           June 30, 1999                                                             5

                  Condensed Consolidated Statements of
                           Stockholders' Equity (Deficit) (Unaudited);
                           Six Months Ended June 30, 2000                                            6

                  Notes to Condensed Consolidated Financial
                           Statements (Unaudited)                                                7 - 9


                  Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                       10 - 16




PART II.          OTHER INFORMATION


                  Item 1.  Legal Proceedings                                                        17


                  Item 4.  Submission of Matters to a Vote of Security Holders                      18


                  Item 6.  Exhibits and Reports on Form 8-K                                         19

                             WESTPOINT STEVENS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                              JUNE 30,        DECEMBER 31,
                                                                2000              1999
                                                            ------------      ------------
                                                             (UNAUDITED)
ASSETS
Current Assets
     Cash and cash equivalents ........................     $        587      $        162
     Accounts receivable ..............................          126,487            85,419
     Inventories ......................................          429,674           448,887
     Prepaid expenses and other current assets ........           11,527            13,842
                                                            ------------      ------------
Total current assets ..................................          568,275           548,310

Property, Plant and Equipment, net ....................          769,505           840,712

Other Assets
     Deferred financing fees ..........................           18,118            19,362
     Prepaid pension and other assets .................           71,760            62,857
     Goodwill .........................................           46,782            69,433
                                                            ------------      ------------
                                                            $  1,474,440      $  1,540,674
                                                            ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
     Senior Credit Facility ...........................     $    217,108      $     89,803
     Accrued interest payable .........................            5,067             4,336
     Trade accounts payable ...........................           63,907            94,036
     Other accounts payable and accrued liabilities ...          130,437           127,059
                                                            ------------      ------------
Total current liabilities .............................          416,519           315,234

Long-Term Debt ........................................        1,475,000         1,375,000

Noncurrent Liabilities
     Deferred income taxes ............................          241,037           284,003
     Other liabilities ................................           61,714            64,457
                                                            ------------      ------------
Total noncurrent liabilities ..........................          302,751           348,460

Stockholders' Equity (Deficit) ........................         (719,830)         (498,020)
                                                            ------------      ------------
                                                            $  1,474,440      $  1,540,674
                                                            ============      ============


                             See accompanying notes

                             WESTPOINT STEVENS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           JUNE 30,                       JUNE 30,
                                                  --------------------------     --------------------------
                                                     2000            1999           2000            1999
                                                  ----------      ----------     ----------      ----------

Net sales ...................................     $  462,039      $  453,520     $  909,854      $  895,037
Cost of goods sold ..........................        408,741         335,238        740,126         663,276
                                                  ----------      ----------     ----------      ----------
     Gross earnings .........................         53,298         118,282        169,728         231,761
Selling, general and
    administrative expenses .................         61,621          61,907        124,170         126,092
Restructuring and impairment charge .........         95,876              --         95,876              --
                                                  ----------      ----------     ----------      ----------
     Operating earnings (loss) ..............       (104,199)         56,375        (50,318)        105,669
Interest expense ............................         30,236          25,140         59,263          49,394
Other expense, net ..........................          5,799             585          6,328           1,175
                                                  ----------      ----------     ----------      ----------
     Income (loss) before income tax
           expense (benefit) ................       (140,234)         30,650       (115,909)         55,100
Income tax expense (benefit) ................        (50,450)         11,075        (41,675)         19,900
                                                  ----------      ----------     ----------      ----------
     Net income (loss) ......................     $  (89,784)     $   19,575     $  (74,234)     $   35,200
                                                  ==========      ==========     ==========      ==========




Basic net income (loss) per
     common share ...........................     $    (1.81)     $      .35     $    (1.50)     $      .63
                                                  ==========      ==========     ==========      ==========
Diluted net income (loss) per
     common share ...........................     $    (1.81)     $      .34     $    (1.50)     $      .61
                                                  ==========      ==========     ==========      ==========


Basic average common shares outstanding .....         49,592          55,737         49,613          55,727
     Dilutive effect of stock options
           and stock bonus plan .............             --           1,919             --           1,822
                                                  ----------      ----------     ----------      ----------
Diluted average common shares outstanding ...         49,592          57,656         49,613          57,549
                                                  ==========      ==========     ==========      ==========


                             See accompanying notes

                             WESTPOINT STEVENS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)



                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                      --------------------------
                                                                         2000            1999
                                                                      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ..........................................     $  (74,234)     $   35,200
     Adjustment to reconcile net income (loss) to net
         cash provided by (used for) operating activities:
           Depreciation and other amortization ..................         41,188          44,387
           Deferred income taxes ................................        (42,556)         17,812
           Changes in working capital ...........................        (49,764)        (90,313)
           Other - net ..........................................         (8,850)         (1,947)
           Restructuring and impairment charge ..................         95,876              --
                                                                      ----------      ----------
Net cash provided by (used for) operating activities ............        (38,340)          5,139
                                                                      ----------      ----------



CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures .......................................        (32,383)        (39,657)
     Net proceeds from sale of assets ...........................            402             227
                                                                      ----------      ----------
  Net cash used for investing activities ........................        (31,981)        (39,430)
                                                                      ----------      ----------



CASH FLOWS FROM FINANCING ACTIVITIES:
     Senior Credit Facility:
           Borrows ..............................................        835,735         462,810
           Repayments ...........................................       (608,430)       (394,914)
     Net proceeds from Trade Receivables Program ................         (3,000)             --
     Purchase of common stock for treasury ......................        (61,203)        (36,515)
     Proceeds from issuance of stock ............................          8,891           3,706
     Cash dividends paid ........................................       (101,247)         (1,141)
                                                                      ----------      ----------
Net cash provided by financing activities .......................         70,746          33,946
                                                                      ----------      ----------
Net increase (decrease) in cash and cash equivalents ............            425            (345)
Cash and cash equivalents at beginning of period ................            162             527
                                                                      ----------      ----------

Cash and cash equivalents at end of period ......................     $      587      $      182
                                                                      ==========      ==========


                             See accompanying notes

                             WESTPOINT STEVENS INC.

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)



                                                      COMMON
                                                      STOCK
                                                    AND CAPITAL
                                                        IN
                                                     EXCESS OF       TREASURY STOCK
                                           COMMON       PAR        -----------------------
                                           SHARES      VALUE        SHARES         AMOUNT
                                           ------   -----------    --------      ---------


Balance, January 1, 2000 .............     71,100     $361,504      (18,859)     $(363,972)
     Comprehensive income:
        Net income ...................         --           --           --             --
        Foreign currency
            translation adjustment ...

     Comprehensive income ............

     Exercise of management
        stock options including
        tax benefit ..................         --        4,148          754          5,251
     Issuance of stock pursuant
        to Stock Bonus Plan
        including tax expense ........         --        1,858          248          2,602
     Amortization of
        compensation .................         --           --           --             --
     Purchase of treasury shares .....         --           --       (3,573)       (61,203)
     Cash dividends ..................         --           --           --             --
     Stock dividends pursuant
        to Stock Bonus Plan ..........         --           --           --             --
                                           ------     --------     --------      ---------

Balance, June 30, 2000 ...............     71,100     $367,510      (21,430)     $(417,322)
                                           ======     ========     ========      =========


                                                        ACCUMULATED
                                                            OTHER
                                           ACCUMULATED  COMPREHENSIVE    UNEARNED
                                              DEFICIT   INCOME (LOSS)  COMPENSATION      TOTAL
                                           -----------  -------------  ------------    ----------


Balance, January 1, 2000 .............      $(484,378)     $ (2,112)     $ (9,062)     $ (498,020)
     Comprehensive income:
        Net income ...................        (74,234)           --            --         (74,234)
        Foreign currency
            translation adjustment ...                           80                            80
                                                                                       ----------
     Comprehensive income ............                                                    (74,154)
                                                                                       ----------
     Exercise of management
        stock options including
        tax benefit ..................             --            --            --           9,399
     Issuance of stock pursuant
        to Stock Bonus Plan
        including tax expense ........             --            --            --           4,460
     Amortization of
        compensation .................             --            --           937             937
     Purchase of treasury shares .....             --            --            --         (61,203)
     Cash dividends ..................       (101,247)           --            --        (101,247)
     Stock dividends pursuant
        to Stock Bonus Plan ..........             (2)           --            --              (2)
                                            ---------      --------      --------      ----------

Balance, June 30, 2000 ...............      $(659,861)     $ (2,032)     $ (8,125)     $ (719,830)
                                            =========      ========      ========      ==========


                             See accompanying notes

                             WESTPOINT STEVENS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for WestPoint Stevens Inc. (the "Company") for the year ended December 31, 1999.

2.  USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.  INVENTORIES

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

Inventories consisted of the following at June 30, 2000 and December 31, 1999 (in thousands of dollars):


                                             JUNE 30,     DECEMBER 31,
                                               2000           1999
                                            ----------    ------------
         Finished goods                     $  190,310     $  203,364
         Work in progress                      180,778        188,778
         Raw materials and supplies             58,586         60,164
         LIFO reserve                               --         (3,419)
                                            ----------     ----------
                                            $  429,674     $  448,887
                                            ==========     ==========

                             WESTPOINT STEVENS INC.

                                   (UNAUDITED)



4.  INDEBTEDNESS AND FINANCIAL ARRANGEMENTS

Indebtedness is as follows (in thousands of dollars):


                                                       JUNE 30,     DECEMBER 31,
                                                         2000           1999
                                                      ----------    ------------
         Short-term indebtedness:
               Senior Credit Facility                 $  217,108     $   89,803
                                                      ==========     ==========


         Long-term indebtedness:
               Senior Credit Facility                 $  475,000     $  375,000
               7 7/8% Senior Notes due 2005              525,000        525,000
               7 7/8% Senior Notes due 2008              475,000        475,000
                                                      ----------     ----------

                                                      $1,475,000     $1,375,000
                                                      ==========     ==========

The Company has included $475 million of Revolver in long-term debt at June 30, 2000 because the Company intends that at least that amount would remain outstanding during the next twelve months.

On June 30, 2000 and December 31, 1999, $151.0 million and $154.0 million, respectively, of accounts receivable had been sold pursuant to a trade receivables program (the "Trade Receivables Program") and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

5.  RESTRUCTURING, IMPAIRMENT AND OTHER CHARGE

On June 28, 2000 the Company announced that its Board of Directors had approved the new Eight Point Program, which was created to be the guiding discipline for the Company in a global economy. The Board also approved a $195 million pre-tax restructuring, impairment and other charge ($125 million net of taxes) to cover the cost of implementing the program in the second, third and fourth quarters of 2000. The Eight Point Program addresses the following points: 1) rationalize manufacturing; 2) reduce overhead; 3) increase global sourcing; 4) improve inventory utilization; 5) enhance supply chain and logistics; 6) expand brands;
7) explore new licensing opportunities; and 8) improve capital structure.

                             WESTPOINT STEVENS INC.

                                   (UNAUDITED)



5.  RESTRUCTURING, IMPAIRMENT AND OTHER CHARGE (CONTINUED)

During the second quarter of 2000 the Company conducted an intense evaluation of its manufacturing process flow and capacity and how they relate to market demand. The Company adopted a plan to close certain manufacturing plants and consolidate manufacturing operations in an arrangement that will reduce costs and enable more efficient production. The Company also evaluated its internal support and administrative functions and adopted a plan to consolidate as well as outsource certain internal support and administrative functions.

The cost of the manufacturing rationalization and certain overhead reduction costs were reflected in a restructuring and impairment charge of $95.9 million, before taxes, in the second quarter of 2000. The components of the restructuring and impairment charge included $64.2 million for the impairment of fixed assets, $23.7 million for the impairment of goodwill and other assets and $8 million in reserves to cover cash expenses related to severance benefits of $4.6 million and other exit costs including lease terminations of $3.4 million.

The following is a summary of activity in the related reserves (in millions):


                                                                               OTHER EXIT
                                                              SEVERANCE     COSTS AND LEASE
                                                              BENEFITS        TERMINATIONS
                                                              ---------     ---------------
Second Quarter Restructuring and Impairment Charge             $  4.6            $ 3.4
Payments                                                         (1.1)              --
                                                               ------            -----
Balance at June 30, 2000                                       $  3.5            $ 3.4
                                                               ======            =====

During the second quarter of 2000 other expenses related to the Eight Point Program of $72.3 million, before taxes, were recognized including inventory writedowns of $62.2 million and claims of $5 million both reflected in cost of goods sold and other costs of $5.1 million reflected in other expense, net.

The Company expects to incur additional charges aggregating $26.8 million, before taxes, during the third and fourth quarters of 2000 related to severance benefits, relocation of machinery, training and other costs in connection with the Eight Point Program.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:  THREE AND SIX MONTHS ENDED JUNE 30, 2000

The tables below present the Company's proforma operating results before restructuring and actual results for the three and six months ended June 30, 2000 and June 30, 1999 (in thousands of dollars).



                                                                 THREE MONTHS ENDED JUNE 30,
                                                 ------------------------------------------------------------
                                                                     2000                             1999
                                                 --------------------------------------------      ----------
                                                   PROFORMA      RESTRUCTURING
                                                    BEFORE         AND OTHER
                                                 RESTRUCTURING       ITEMS           ACTUAL          ACTUAL
                                                 -------------   -------------     ----------      ----------

Net sales ...................................     $  462,039       $       --      $  462,039      $  453,520
Cost of goods sold ..........................        341,538           67,203         408,741         335,238
                                                  ----------       ----------      ----------      ----------
      Gross earnings ........................        120,501          (67,203)         53,298         118,282
Selling, general and administrative
   expenses .................................         61,621               --          61,621          61,907
Restructuring and impairment charge .........             --           95,876          95,876              --
                                                  ----------       ----------      ----------      ----------
      Operating earnings (loss) .............         58,880         (163,079)       (104,199)         56,375
Interest expense ............................         30,236               --          30,236          25,140
Other expense, net ..........................            679            5,120           5,799             585
                                                  ----------       ----------      ----------      ----------
      Income (loss) before income
          tax expense (benefit) .............         27,965         (168,199)       (140,234)         30,650
Income tax expense (benefit) ................         10,100          (60,550)        (50,450)         11,075
                                                  ----------       ----------      ----------      ----------

      Net income (loss) .....................     $   17,865       $ (107,649)     $  (89,784)     $   19,575
                                                  ==========       ==========      ==========      ==========



Basic net income (loss) per common
   share ....................................     $      .36                       $    (1.81)     $      .35
                                                  ==========                       ==========      ==========
Diluted net income (loss) per common
   share ....................................     $      .36                       $    (1.81)     $      .34
                                                  ==========                       ==========      ==========

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS: THREE AND SIX MONTHS ENDED JUNE 30, 2000 (CONTINUED)



                                                                  SIX MONTHS ENDED JUNE 30,
                                                 ----------------------------------------------------------
                                                                    2000                            1999
                                                 ------------------------------------------      ----------
                                                    PROFORMA    RESTRUCTURING
                                                     BEFORE       AND OTHER
                                                 RESTRUCTURING      ITEMS          ACTUAL          ACTUAL
                                                 -------------  -------------    ----------      ----------

Net sales ...................................     $  909,854     $       --      $  909,854      $  895,037
Cost of goods sold ..........................        672,923         67,203         740,126         663,276
                                                  ----------     ----------      ----------      ----------
      Gross earnings ........................        236,931        (67,203)        169,728         231,761
Selling, general and administrative
   expenses .................................        124,170             --         124,170         126,092
Restructuring and impairment charge .........             --         95,876          95,876              --
                                                  ----------     ----------      ----------      ----------
      Operating earnings (loss) .............        112,761       (163,079)        (50,318)        105,669
Interest expense ............................         59,263             --          59,263          49,394
Other expense, net ..........................          1,208          5,120           6,328           1,175
                                                  ----------     ----------      ----------      ----------
      Income (loss) before income
          tax expense (benefit) .............         52,290       (168,199)       (115,909)         55,100
Income tax expense (benefit) ................         18,875        (60,550)        (41,675)         19,900
                                                  ----------     ----------      ----------      ----------

      Net income (loss) .....................     $   33,415     $ (107,649)     $  (74,234)     $   35,200
                                                  ==========     ==========      ==========      ==========



Basic net income (loss) per common
   share ....................................     $      .67                     $    (1.50)     $      .63
                                                  ==========                     ==========      ==========
Diluted net income (loss) per common
   share ....................................     $      .67                     $    (1.50)     $      .61
                                                  ==========                     ==========      ==========

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS:  THREE MONTHS ENDED JUNE 30, 2000 (CONTINUED)

IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES. As a result of a strategic review of the Company's businesses, manufacturing and other facilities, and products in the second quarter of 2000 the Company's Board of Directors approved a $195 million pre-tax charge ($125 million net of tax) to cover the cost of implementing an Eight Point Program that is designed to streamline operations and improve profitability. The total amount of the charges recorded in the second quarter of 2000 was $168.2 million. Of this total, $67.2 million was reflected in cost of goods sold, the majority of which reflected inventory write-offs and $5.0 million in reserves for accounts receivable. Another $95.9 million reflected a reduction in goodwill and fixed assets in addition to severance benefits and other exit costs. Lastly, a $5.1 million charge to other expense reflected other related costs. The Company estimates the implementation of the Eight Point Program will generate annual savings of $29 million pre-tax. (See Note 5 in Notes to Condensed Consolidated Financial Statements.)

NET SALES. Net sales for the three months ended June 30, 2000, increased $8.5 million, or 1.9%, to $462.0 million compared with net sales of $453.5 million for the three months ended June 30, 1999 primarily as a result of growth in unit volume. Excluding Star Wars related promotional sales of $15.3 million in 1999, ongoing revenues increased 5.4% led by growth in revenues in the Liebhardt Mills basic bedding division, blankets and sheets, as well as a modest improvement in towels and sales growth at Company owned retail stores.

GROSS EARNINGS/MARGINS. Excluding charges associated with the Eight Point Program, gross earnings for the three months ended June 30, 2000 increased $2.2 million, or 1.9%, to $120.5 million compared with $118.3 million for the same period of 1999 and reflect gross margins of 26.1% in both the 2000 and 1999 periods. Gross earnings increased primarily as a result of the increase in sales volume. Gross margins were flat as lower cotton costs were offset by a less favorable product mix coupled with increases in other manufacturing costs. Included in the cost of goods sold in the second quarter of 2000 are charges associated with the Eight Point Program of $67.2 million, the majority of which reflected inventory write-offs and $5 million in reserves for accounts receivable. Including the charges, gross earnings for the three months ended June 30, 2000 decreased $65.0 million, or 54.9%, to $53.3 million compared with $118.3 million for the same period of 1999.

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses decreased $286,000, or 0.5%, in the second quarter of 2000 compared with the same period of last year, and as a percentage of net sales represent 13.3% in the 2000 period and 13.7% in the 1999 period. The decrease in selling, general and administrative expenses in the second quarter of 2000 was primarily due to continued cost reduction efforts.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 2000 (CONTINUED)

Before charges associated with the Eight Point Program, operating earnings for the second quarter of 2000 increased 4.4% to $58.9 million, or 12.7% of sales, compared with operating earnings of $56.4 million, or 12.4% of sales, for the same period in 1999. The increase in operating earnings resulted from the increase in gross earnings and the decrease in selling, general and administrative expenses discussed above. Operating earnings for the three months ended June 30, 2000, with the charges, were a loss of $104.2 million, compared to $56.4 million in the same period of 1999. A separate line item reflected a $95.9 million reduction in goodwill and fixed assets in addition to severance benefits and other exit costs.

INTEREST EXPENSE. Interest expense for the three months ended June 30, 2000 of $30.2 million increased $5.1 million compared with the interest expense of $25.1 million for the three months ended June 30, 1999. The increase was due primarily to higher interest rates on the Company's variable rate bank debt and higher average debt levels in the second quarter of 2000 compared with corresponding 1999 average debt levels.

OTHER EXPENSE, NET. Other expense, net consisted primarily of the amortization of deferred financing fees of $0.8 million in 2000 and $0.7 million in 1999, less certain miscellaneous income items in both periods.

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

NET INCOME. Net income, before charges associated with the Eight Point Program, decreased $1.7 million, or 8.7%, to $17.9 million, or $0.36 per share diluted, from $19.6 million, or $0.34 per share diluted, in the same period of last year. After the charges, net income for the second quarter of 2000 was a loss of $89.8 million, or ($1.81) per share diluted, compared with net income of $19.6 million, or $0.34 per share diluted, for the same period of last year.

Diluted per share amounts are based on 49.6 million and 57.6 million average shares outstanding for the 2000 and 1999 periods, respectively. The decrease in average shares outstanding was primarily the result of the purchase by the Company of shares under the stock repurchase programs.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS:  SIX MONTHS ENDED JUNE 30, 2000 (CONTINUED)

NET SALES. Net sales for the six months ended June 30, 2000, increased $14.8 million, or 1.7%, to $909.9 million compared with net sales of $895.0 million for the six months ended June 30, 1999. The increase in net sales resulted primarily from increases in sales from sheets, accessories, blankets and the Company owned retail stores.

GROSS EARNINGS/MARGINS. Excluding charges associated with the Eight Point Program, gross earnings for the six months ended June 30, 2000 increased $5.2 million, or 2.2%, to $236.9 million compared with $231.8 million for the same period of 1999 and reflect margins of 26.0% in the 2000 period and 25.9% in the 1999 period. Gross earnings and margins increased primarily as a result of favorable cotton costs and additional sales volume in blankets and Company owned retail stores. Gross earnings for the six months ended June 30, 2000, after the charges, decreased $62.0 million, or 26.8%, to $169.7 million compared with $231.8 million for the same period of 1999.

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses decreased by $1.9 million, or 1.5%, in the first six months of 2000 compared with the same period of last year, and as a percentage of net sales represent 13.6% in the 2000 period and 14.1 % in the 1999 period. The decrease in selling, general and administrative expenses in the first six months of 2000 was primarily due to continued cost reduction efforts.

Before charges associated with the Eight Point Program, operating earnings for the six months ended June 30, 2000 increased 6.7% to $112.8 million, or 12.4% of sales, compared with operating earnings of $105.7 million, or 11.8% of sales, for the same period in 1999. The increase in operating earnings resulted from the increase in gross earnings and the decrease in selling, general and administrative expenses discussed above. Including charges associated with the Eight Point Program, operating earnings for the first six months of 2000 were a loss of $50.3 million, compared to $105.7 million in the same period of 1999. A separate line item reflected a $95.9 million reduction in goodwill and fixed assets in addition to severance benefits and other exit costs.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 2000 of $59.3 million increased $9.9 million compared with the interest expense of $49.4 million for the six months ended June 30, 1999. The increase was due primarily to higher interest rates on the Company's variable rate bank debt and higher average debt levels in the first six months of 2000 compared with corresponding 1999 average debt levels.

OTHER EXPENSE, NET. Other expense, net consisted primarily of the amortization of deferred financing fees of $1.5 million in 2000 and $1.4 million in 1999, less certain miscellaneous income items in both periods.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS: SIX MONTHS ENDED JUNE 30, 2000 (CONTINUED)

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

NET INCOME. Before charges associated with the Eight Point Program, net income decreased $1.8 million, or 5.1%, to $33.4 million, or $0.67 per share diluted, from $35.2 million, or $0.61 per share diluted, in the same period of last year. Net income for the first six months of 2000, including the charges, was a loss of $74.2 million, or ($1.50) per share diluted, compared with net income of $35.2 million, or $0.61 per share diluted, for the same period of last year.

Diluted per share amounts are based on 49.6 million and 57.5 million average shares outstanding for the 2000 and 1999 periods, respectively. The decrease in average shares outstanding was primarily the result of the purchase by the Company of shares under the stock repurchase programs.

EFFECTS OF INFLATION

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are expected to be cash from its operations and funds available under the Senior Credit Facility. At August 4, 2000, the maximum commitment under the Senior Credit Facility was $800 million and the Company had unused borrowing availability under the Senior Credit Facility totaling approximately $108 million. The Senior Credit Facility contains covenants which, among other things, limit indebtedness and require the maintenance of certain financial ratios and minimum net worth (as defined).

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company's principal uses of cash for the next several years will be operating expenses, capital expenditures and debt service requirements related primarily to interest payments. The Company spent approximately $148.6 million in 1999 on capital expenditures and intends to invest approximately $75 million in 2000. The Board of Directors approved the payment of a quarterly cash dividend of $.02 per share which was paid on March 1, 2000 and June 1, 2000 plus a special dividend of $2.00 per share which was paid on June 1, 2000 totaling approximately $101.2 million.

During the first six months of 2000, the Company purchased approximately 3.6 million shares under its various stock repurchase programs, at an average price of $17.13 per share. The Board of Directors has approved the purchase of up to twenty-seven million shares of the Company's common stock, subject to the Company's debt limitations. At June 30, 2000, approximately 3.9 million shares remained to be purchased under these programs.

The Company, through a "bankruptcy remote" receivables subsidiary, has a Trade Receivables Program which provides for the sale of accounts receivable, on a revolving basis. At June 30, 2000 and December 31, 1999, $151 million and $154 million, respectively, had been sold under this program and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The cost of the Trade Receivables Program in 2000 is estimated to total approximately $8.7 million, compared with $8.8 million in 1999, and will be charged to selling, general and administrative expenses.

Debt service requirements for interest payments in 2000 are estimated to total approximately $120 million (excluding amounts related to the Trade Receivables Program) compared with interest payments of $104.1 million in 1999. The Company's long-term indebtedness has no scheduled principal payment requirement during 2000.

Management believes that cash from the Company's operations and borrowings under its credit agreement will provide the funding necessary to meet the Company's anticipated requirements for capital expenditures, operating expenses and to enable it to meet its anticipated debt service requirements.

                             WESTPOINT STEVENS INC.


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

On February 14, 2000, seven individual suits, entitled Matthew Lubrano v. WestPoint Stevens Inc., et al., Crandon Capital Partners v. Holcombe T. Green, et al., John McMullen v. WestPoint Stevens Inc., et al., David Frankel v. M. Katherine Dwyer, et al., Norman Geller v. WestPoint Stevens Inc., et al., Pal Green v. WestPoint Stevens Inc., et al., and Whitney Smith v. WestPoint Stevens Inc., et al. were filed against the Company and certain of its directors in the Court of Chancery of the State of Delaware in and for New Castle County, challenging, on various legal grounds, a proposal from Holcombe T. Green, Jr., Chairman and Chief Executive Officer of the Company, and certain affiliates to acquire the Company in a leveraged buyout transaction. On May 19, 2000 the Company announced that the proposed transaction had been cancelled. The Company believes that the allegations contained in the complaints are without merit and intends to contest the action vigorously on behalf of itself and its directors.

The Company is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and non-hazardous substances and wastes used in or resulting from its operations and potential rededication obligations thereunder. Certain of the Company's facilities (including certain facilities no longer owned or utilized by the Company) have been cited or are being investigated with respect to alleged violations of such laws and regulations. The Company believes that it has adequately provided in its financial statements for any expenses and liabilities that may result from such matters. The Company also is insured with respect to certain of such matters. The Company's operations are governed by laws and regulations relating to employee safety and health which, among other things, establish exposure limitations for cotton dust, formaldehyde, asbestos and noise, and regulate chemical and ergonomic hazards in the workplace. Although the Company does not expect that compliance with any such laws and regulations will adversely affect the Company's operations, there can be no assurance such regulatory requirements will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such requirements.

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

                             WESTPOINT STEVENS INC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 2000 Annual Meeting of Stockholders was held on June 29, 2000. At the 2000 Annual Meeting, the following matters were voted upon by the stockholders:

         1.       Election of two directors to serve for a term of three years.

         2. Approval of the WestPoint Stevens Inc. Omnibus Stock Incentive Plan (as amended).

         3. Approval of the WestPoint Stevens Inc. Senior Management Incentive Plan.

         4. Ratification of appointment of Ernst & Young LLP, independent certified public accountants, as auditors of the Company for fiscal 2000.

The following is a table setting forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non votes, as to each of the above matters:

         1.       Election of Directors


                                                                      Authority
                          Nominee                    For               Withheld
                  ----------------------          ----------          ---------
                  Holcombe T. Green, Jr.          36,107,183          3,027,406
                  John F. Sorte                   36,978,204          2,156,385


         2. Approval of the WestPoint Stevens Inc. Omnibus Stock Incentive Plan (as amended)


                      For                          Against             Abstain
                  ----------                      ---------            -------
                  31,512,831                      7,263,252            358,506


         3. Approval of the WestPoint Stevens Inc. Senior Management Incentive Plan


                      For                          Against             Abstain
                  ----------                      ---------            -------
                  36,216,662                      2,414,685            503,242


         4.       Appointment of Ernst & Young LLP


                      For                          Against             Abstain
                  ----------                      ---------            -------
                  38,771,919                       316,406              46,264

                             WESTPOINT STEVENS INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.)   Exhibits


       Exhibit
        Number                       Description of Exhibit
       -------                       ----------------------

         10.1     Third Amendment dated as of May 30, 2000, among the Company,
                  WestPoint Stevens (UK) Limited, WestPoint Stevens (Europe)
                  Limited, NationsBank, N.A. as agent and the other financial institutions party thereto.

         10.2     WestPoint Stevens Inc. Omnibus Stock Incentive Plan (As
                  Amended), incorporated by reference to the Company's 2000
                  Proxy Statement (Commission File No. 0-21496) filed by the
                  Company with the Commission.

           27     Financial Data Schedule (for SEC use only)

b.) The Company filed a Current Report on Form 8-K dated April 5, 2000, announcing that its Annual Meeting of Stockholders, scheduled to be held on May 10, 2000, had been postponed in order to prepare for a Special Meeting of Stockholders, to be scheduled at a later date, for the purpose of considering and voting on a proposal to adopt and approve the Plan of Recapitalization announced on March 24, 2000.

         The Company filed a Current Report on Form 8-K dated May 24, 2000, announcing that its Board of Directors had voted to terminate its Plan of Recapitalization, that its Board had stopped the Company's exploration of strategic alternatives previously announced, that the Board had declared a special dividend of $2.00 per share in addition to the regular dividend of $.02 per share, that the Board approved the resumption of its open-market share repurchase program with authorization to purchase up to 3.9 million shares of Company common stock, and that the Company's Annual Meeting of Stockholders had been rescheduled for June 29, 2000.

         The Company filed a Current Report on Form 8-K dated June 30, 2000, announcing that its Board approved a projected new Eight Point Program and a $195 million pre-tax restructuring charge to cover the cost of implementing the Eight Point Program in the second, third and fourth quarters of 2000.

                             WESTPOINT STEVENS INC.





                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                WESTPOINT STEVENS INC.
                           --------------------------------
                                      REGISTRANT





                                /s/ David C. Meek
                           --------------------------------
                           David C. Meek
                           Executive Vice President-Finance
                             and Chief Financial Officer



Date: August 14, 2000

                             WESTPOINT STEVENS INC.




                                  EXHIBIT INDEX



     EXHIBIT                                                                               PAGE
     NUMBER                                                                               NUMBER
     ------                                                                               ------

      10.1        Third Amendment Agreement dated as of May 30, 2000, among the
                  Company, WestPoint Stevens (UK) Limited, WestPoint Stevens
                  (Europe) Limited, NationsBank, N.A. as agent and the other financial institutions party thereto.

      10.2        WestPoint Stevens Inc. Omnibus Stock Incentive Plan (As
                  Amended), incorporated by reference to the Company's 2000
                  Proxy Statement (Commission File No. 0-21496) filed by the
                  Company with the Commission.

        27        Financial Data Schedule (for SEC use only)