Form 10-Q
period 2000-09-30
WESTPOINT STEVENS INC
filed 2000-11-14
CIK 852952

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                              Yes     X     No
                                  --------     --------

Common shares outstanding at November 8, 2000: 49,464,567 shares of Common Stock, $.01 par value.

                                      INDEX

                                                                     PAGE NO.
                                                                     --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets:
                  September 30, 2000 (Unaudited)
                  and December 31, 1999                                  3

         Condensed Consolidated Statements of
                  Operations (Unaudited); Three and
                  Nine Months Ended September 30,
                  2000 and September 30, 1999                            4

         Condensed Consolidated Statements of Cash
                  Flows (Unaudited); Nine Months
                  Ended September 30, 2000 and
                  September 30, 1999                                     5

         Condensed Consolidated Statements of
                  Stockholders' Equity (Deficit) (Unaudited);
                  Nine Months Ended September 30, 2000                   6

         Notes to Condensed Consolidated Financial
                  Statements (Unaudited)                            7 - 10


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations    11 - 19



PART II. OTHER INFORMATION


                  Item 1.  Legal Proceedings                            20


                  Item 6.  Exhibits and Reports on Form 8-K             21


                             WESTPOINT STEVENS INC.


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                        SEPTEMBER 30,     DECEMBER 31,
                                                            2000             1999
                                                       --------------    -------------
                                                         (UNAUDITED)
ASSETS
Current Assets
     Cash and cash equivalents ....................     $       391      $       162
     Accounts receivable ..........................         122,970           85,419
     Inventories ..................................         432,011          448,887
     Prepaid expenses and other current assets ....           6,787           13,842
                                                        -----------      -----------
Total current assets ..............................         562,159          548,310

Property, Plant and Equipment, net ................         765,559          840,712

Other Assets
     Deferred financing fees ......................          17,368           19,362
     Prepaid pension and other assets .............          72,587           62,857
     Goodwill .....................................          46,473           69,433
                                                        -----------      -----------
                                                        $ 1,464,146      $ 1,540,674
                                                        ===========      ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
     Senior Credit Facility .......................     $   147,269      $    89,803
     Accrued interest payable .....................          24,250            4,336
     Trade accounts payable .......................          70,456           94,036
     Other accounts payable and accrued liabilities         137,479          127,059
                                                        -----------      -----------
Total current liabilities .........................         379,454          315,234

Long-Term Debt ....................................       1,475,000        1,375,000

Noncurrent Liabilities
     Deferred income taxes ........................         251,685          284,003
     Other liabilities ............................          60,162           64,457
                                                        -----------      -----------
Total noncurrent liabilities ......................         311,847          348,460

Stockholders' Equity (Deficit) ....................        (702,155)        (498,020)
                                                        -----------      -----------
                                                        $ 1,464,146      $ 1,540,674
                                                        ===========      ===========

                             See accompanying notes

                             WESTPOINT STEVENS INC.


           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                              -------------------------------------------------------
                                                 2000         1999           2000            1999
                                              ---------   ----------     -----------      -----------
Net sales ................................    $ 487,811   $  503,065     $ 1,397,665      $1,398,102
Cost of goods sold .......................      357,475      359,303       1,097,601       1,022,579
                                               --------     --------     -----------      ----------
     Gross earnings ......................      130,336      143,762         300,064         375,523
Selling, general and
    administrative expenses ..............       60,128       57,192         184,298         183,284
Restructuring and impairment charge ......        6,132           --         102,008              --
                                               --------     --------     -----------      ----------
     Operating earnings ..................       64,076       86,570          13,758         192,239
Interest expense .........................       32,243       26,268          91,506          75,662
Other expense, net .......................          784          659           7,112           1,834
                                               --------     --------     -----------      ----------
     Income (loss) before income tax
           expense (benefit) .............       31,049       59,643         (84,860)        114,743
Income tax expense (benefit) .............       11,200       21,500         (30,475)         41,400
                                               --------     --------     -----------      ----------
     Net income (loss) ...................     $ 19,849     $ 38,143     $   (54,385)     $   73,343
                                               ========     ========     ===========      ==========

Basic net income (loss) per
     common share ........................     $    .40     $    .69     $     (1.10)     $     1.32
                                               ========     ========     ===========      ==========
Diluted net income (loss) per
     common share ........................     $    .40     $    .67     $     (1.10)     $     1.28
                                               ========     ========     ===========      ==========


Basic average common shares outstanding ..       49,739       55,134          49,655          55,569
     Dilutive effect of stock options
           and stock bonus plan ..........          116        1,460              --           1,689
                                               --------     --------     -----------      ----------
Diluted average common shares outstanding        49,855       56,594          49,655          57,258
                                               ========     ========     ===========      ==========


                             See accompanying notes

                             WESTPOINT STEVENS INC.


           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                   2000            1999
                                                               -----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ...................................     $   (54,385)     $  73,343
     Adjustment to reconcile net income (loss) to net
         cash provided by (used for) operating activities:
           Depreciation and other amortization ...........          61,079         64,421
           Deferred income taxes .........................         (31,908)        38,386
           Changes in working capital ....................         (26,190)      (108,594)
           Other - net ...................................          (8,868)        (6,410)
           Restructuring and impairment charge ...........         102,008             --
                                                               -----------      ---------
Net cash provided by operating activities ................          41,736         61,146
                                                               -----------      ---------



CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ................................         (48,088)       (78,264)
     Net proceeds from sale of assets ....................             458            497
                                                               -----------      ---------
  Net cash used for investing activities .................         (47,630)       (77,767)
                                                               -----------      ---------



CASH FLOWS FROM FINANCING ACTIVITIES:
     Senior Credit Facility:
           Borrowings ....................................       1,045,735        698,621
           Repayments ....................................        (888,269)      (604,840)
     Net proceeds from Trade Receivables Program .........           6,000         10,000
     Purchase of common stock for treasury ...............         (63,990)       (90,630)
     Proceeds from issuance of stock .....................           8,891          5,368
     Cash dividends paid .................................        (102,244)        (2,264)
                                                               -----------      ---------
Net cash provided by financing activities ................           6,123         16,255
                                                               -----------      ---------
Net increase (decrease) in cash and cash equivalents .....             229           (366)
Cash and cash equivalents at beginning of period .........             162            527
                                                               -----------      ---------

Cash and cash equivalents at end of period ...............     $       391      $     161
                                                               ===========      =========


                             See accompanying notes

                             WESTPOINT STEVENS INC.


       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)



                                                        COMMON
                                                       STOCK AND
                                                      CAPITAL IN
                                                        EXCESS       TREASURY STOCK
                                            COMMON      OF PAR    --------------------    ACCUMULATED
                                            SHARES       VALUE    SHARES      AMOUNT         DEFICIT
                                           -------------------------------   ---------   ------------
Balance, January 1, 2000 ...............     71,100     $361,504    (18,859)    $(363,972)    $(484,378)

     Comprehensive income:
        Net income (loss) ..............         --           --         --            --       (54,385)
        Foreign currency
            translation adjustment .....

     Comprehensive income (loss) .......

     Exercise of management stock
        options including tax benefit ...        --        4,148        754         5,251            --
     Issuance of stock pursuant
        to Stock Bonus Plan
        including tax expense..........          --        1,858        248         2,602            --
     Issuance of restricted stock ......         --            5          1             7            --
     Amortization of
        compensation ...................         --           --         --            --            --
     Purchase of treasury shares .......         --           --     (3,779)      (63,990)           --
     Cash dividends ....................         --           --         --            --      (102,244)
     Stock dividends pursuant
        to Stock Bonus Plan ............         --           --         --            --            (2)
                                             ------     --------    -------     ---------     ---------

Balance, September 30, 2000 ............     71,100     $367,515    (21,635)    $(420,102)    $(641,009)
                                             ======     ========    =======     =========     =========



                                              ACCUMULATED
                                                 OTHER
                                             COMPREHENSIVE    UNEARNED
                                             INCOME (LOSS)  COMPENSATION     TOTAL
                                             -------------  ------------   ---------
Balance, January 1, 2000 ...............      $  (2,112)     $  (9,062)    $(498,020)

     Comprehensive income:
        Net income (loss) ..............             --             --       (54,385)
        Foreign currency
            translation adjustment .....          1,218                        1,218
                                                                           ---------
     Comprehensive income (loss) .......                                     (53,167)
                                                                           ---------
     Exercise of management
        stock options including
        tax benefit ....................              --            --         9,399
     Issuance of stock pursuant
        to Stock Bonus Plan
        including tax expense..........               --            --         4,460
     Issuance of restricted stock ......              --           (12)           --
     Amortization of
        compensation ...................              --         1,409         1,409
     Purchase of treasury shares .......              --            --       (63,990)
     Cash dividends ....................              --            --      (102,244)
     Stock dividends pursuant
        to Stock Bonus Plan ............              --            --            (2)
                                              ----------      --------     ---------

Balance, September 30, 2000 ............      $     (894)     $(7,665)     $(702,155)
                                              ==========      ========     =========


                             See accompanying notes

                             WESTPOINT STEVENS INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for WestPoint Stevens Inc. (the "Company") for the year ended December 31, 1999.


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

Inventories consisted of the following at September 30, 2000 and December 31, 1999 (in thousands of dollars):

                             SEPTEMBER 30,  DECEMBER 31,
                                  2000          1999
                             -------------  ------------
Finished goods ...........     $188,922      $ 203,364
Work in progress .........      184,491        188,778
Raw materials and supplies       58,598         60,164
LIFO reserve .............           --         (3,419)
                               --------      ---------
                               $432,011      $ 448,887
                               ========      =========

                             WESTPOINT STEVENS INC.

                                   (UNAUDITED)



4.  INDEBTEDNESS AND FINANCIAL ARRANGEMENTS

Indebtedness is as follows (in thousands of dollars):

                                                  SEPTEMBER 30,           DECEMBER 31,
                                                      2000                   1999
                                                  -------------          -------------
      Short-term indebtedness:
            Senior Credit Facility.............    $   147,269            $    89,803
                                                   ===========            ===========


      Long-term indebtedness:
            Senior Credit Facility............     $   475,000            $   375,000
            7 7/8% Senior Notes due 2005......         525,000                525,000
            7 7/8% Senior Notes due 2008......         475,000                475,000
                                                   -----------            -----------

                                                   $ 1,475,000            $ 1,375,000
                                                   ===========            ===========

The Company has included $475 million of Revolver in long-term debt at September 30, 2000 because the Company intends that at least that amount would remain outstanding during the next twelve months.

During 2000 the Company amended the Senior Credit Facility to decrease the revolving loan commitment from $800 million to $725 million on July 1, 2001 and further decrease the revolving loan commitment to $650 million on July 1, 2002.

On September 30, 2000 and December 31, 1999, $160.0 million and $154.0 million, respectively, of accounts receivable had been sold pursuant to a trade receivables program (the "Trade Receivables Program") and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets.


5.  RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

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

                             WESTPOINT STEVENS INC.

                                   (UNAUDITED)



5.  RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES (CONTINUED)

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

The cost of the manufacturing rationalization and certain overhead reduction costs were reflected in a restructuring and impairment charge of $95.9 million, before taxes, in the second quarter of 2000 and $6.1 million, before taxes, in the third quarter of 2000. The components of the restructuring and impairment charge in the second quarter of 2000 included $64.2 million for the impairment of fixed assets, $23.7 million for the impairment of goodwill and other assets and $8 million in reserves to cover cash expenses related to severance benefits of $4.6 million and other exit costs including lease terminations of $3.4 million, and in the third quarter of 2000 included $6.1 million in reserves to cover cash expenses related to severance benefits of $5.8 million and other exit costs of $0.3 million.

The following is a summary of activity in the related reserves (in millions):

                                                                 OTHER EXIT
                                                   SEVERANCE   COSTS AND LEASE
                                                    BENEFITS    TERMINATIONS
                                                   ---------   ----------------
Second Quarter Restructuring and Impairment Charge     $4.6         $3.4
Third Quarter Restructuring and Impairment Charge       5.8          0.3
Payments .........................................     (3.5)          --
                                                       ----         ----
Balance at September 30, 2000 ....................     $6.9         $3.7
                                                       ====         ====

During the second quarter of 2000 other expenses related to the Eight Point Program of $72.3 million, before taxes, were recognized including inventory writedowns of $62.2 million and claims of $5 million both reflected in cost of goods sold and other costs of $5.1 million reflected in other expense, net, and during the third quarter of 2000 other expenses of $6.3 million, before taxes, were recognized including inventory writedowns of $5 million and other expenses of $1.3 million both reflected in cost of goods sold.

The Company expects to incur additional charges aggregating $14.4 million, before taxes, during the fourth quarter of 2000 related to severance benefits, relocation of machinery, training and other costs in connection with the Eight Point Program.

                             WESTPOINT STEVENS INC.

                                  (UNAUDITED)


6.       RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended in June 2000 by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure such instruments at fair value. Adoption of SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's consolidated financial statements when adopted on January 1, 2001.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS:  THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

The tables below present the Company's proforma operating results before restructuring and actual results for the three and nine months ended September 30, 2000 and September 30, 1999 (in thousands of dollars).


                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                             ---------------------------------------------------
                                                               2000                       1999
                                             --------------------------------------     --------
                                               PROFORMA    RESTRUCTURING
                                                BEFORE       AND OTHER
                                             RESTRUCTURING     ITEMS        ACTUAL       ACTUAL
                                             ------------- -------------   --------     --------
  Net sales ...............................     $487,811     $     --      $487,811     $503,065
  Cost of goods sold ......................      351,250        6,225       357,475      359,303
                                                --------     --------      --------     --------
        Gross earnings (loss) .............      136,561       (6,225)      130,336      143,762
  Selling, general and administrative
     expenses .............................       60,128           --        60,128       57,192
  Restructuring and impairment charge .....           --        6,132         6,132           --
                                                --------     --------      --------     --------
        Operating earnings (loss) .........       76,433      (12,357)       64,076       86,570
  Interest expense ........................       32,243           --        32,243       26,268
  Other expense, net ......................          784           --           784          659
                                                --------     --------      --------     --------
        Income (loss) before income
            tax expense (benefit) .........       43,406      (12,357)       31,049       59,643
  Income tax expense (benefit) ............       15,650       (4,450)       11,200       21,500
                                                --------     --------      --------     --------

        Net income (loss) .................     $ 27,756     $ (7,907)     $ 19,849     $ 38,143
                                                ========     ========      ========     ========


  Basic net income (loss) per common share      $    .56                   $    .40     $    .69
                                                ========                   ========     ========
  Diluted net income (loss) per common
      share ...............................     $    .56                   $    .40     $    .67
                                                ========                   ========     ========

  Basic average common shares outstanding..       49,739                     49,739       55,134
        Dilutive effect of stock options
            and stock bonus plan ..........          116                        116        1,460
                                                --------                   --------     --------
  Diluted average common shares
      outstanding .........................       49,855                     49,855        56,594
                                                ========                   ========     =========

                            See accompanying notes.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS:THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 (CONTINUED)

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                           -------------------------------------------------------
                                                           2000                           1999
                                           ----------------------------------------     ----------
                                             PROFORMA    RESTRUCTURING
                                              BEFORE      AND OTHER
                                           RESTRUCTURING    ITEMS          ACTUAL         ACTUAL
                                           ------------- -------------  -----------     ----------
Net sales ..............................    $1,397,665    $      --     $ 1,397,665     $1,398,102
Cost of goods sold .....................     1,024,173       73,428       1,097,601      1,022,579
                                            ----------    ---------     -----------     ----------
      Gross earnings (loss) ............       373,492      (73,428)        300,064        375,523
Selling, general and administrative
   expenses ............................       184,298           --         184,298        183,284
Restructuring and impairment charge ....            --      102,008         102,008             --
                                            ----------    ---------     -----------     ----------
      Operating earnings (loss) ........       189,194     (175,436)         13,758        192,239
Interest expense .......................        91,506           --          91,506         75,662
Other expense, net .....................         1,992        5,120           7,112          1,834
                                            ----------    ---------     -----------     ----------
      Income (loss) before income
          tax expense (benefit) ........        95,696     (180,556)        (84,860)       114,743
Income tax expense (benefit) ...........        34,525      (65,000)        (30,475)        41,400
                                            ----------    ---------     -----------     ----------

      Net income (loss) ................    $   61,171    $(115,556)    $   (54,385)    $   73,343
                                            ==========    =========     ===========     ==========


Basic net income (loss) per common share     $    1.23                  $     (1.10)    $     1.32
                                             =========                  ===========     ==========
Diluted net income (loss) per common
   share ...............................     $    1.23                  $     (1.10)    $     1.28
                                             =========                  ===========     ==========

Basic average common shares outstanding         49,655                       49,655         55,569
      Dilutive effect of stock options
          and stock bonus plan .........           265                           --          1,689
                                             ---------                  -----------     ----------
Diluted average common shares
   outstanding .........................        49,920                       49,655         57,258
                                             =========                  ===========     ==========

                             See accompanying notes.

                             WESTPOINT STEVENS INC.


      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS:  THREE MONTHS ENDED SEPTEMBER 30, 2000

IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES. As a result of a strategic review of the Company's businesses, manufacturing and other facilities, and products in the second quarter of 2000 the Company's Board of Directors approved a $195 million pre-tax charge ($125 million net of tax) to cover the cost of implementing an Eight Point Program that is designed to streamline operations and improve profitability, $168.2 million pretax, of which was recorded in the second quarter of 2000. Of the remaining $26.8 million pretax charge, $12.4 million was recorded in the third quarter of 2000; $6.3 million reflected in cost of goods sold, the majority of which reflected inventory write-offs and $6.1 million reflected in increased current liabilities for severance benefits and other exit costs. The Company estimates the implementation of the Eight Point Program will generate annual savings of $29 million pre-tax starting in 2002. (See Note 5 in Notes to Condensed Consolidated Financial Statements.)

NET SALES. Net sales for the three months ended September 30, 2000, decreased 3.0% or $15.3 million to $487.8 million compared with $503.1 million a year ago. With the exception of the Company's Vellux blanket and retail operations, which saw modest revenue growth in the quarter, sales declined in every other product category due to disappointing retail demand for home fashion products in the quarter.

GROSS EARNINGS/MARGINS. Excluding charges associated with the Eight Point Program, gross earnings for the three months ended September 30, 2000 decreased $7.2 million, or 5%, to $136.6 million compared with $143.8 million for the same period of 1999 and reflect gross margins of 28.0% for the 2000 period and 28.6% for the 1999 period. Gross earnings decreased as a result of under absorption of fixed overhead due to selected production downtime, and increases in other manufacturing costs that were only partially offset by lower raw material costs. Included in the cost of goods sold in the third quarter of 2000 are charges associated with the Eight Point Program of $6.3 million, the majority of which reflected inventory write-offs. Including the charges, gross earnings for the three months ended September 30, 2000 decreased $13.4 million, or 5%, to $130.3 million compared with $143.8 million for the same period of 1999.

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses increased $2.9 million, or 5%, in the third quarter of 2000 compared with the same period of last year, and as a percentage of net sales represent 12.3% in the 2000 period and 11.4% in the 1999 period. The increase in selling, general and administrative expenses in the third quarter of 2000 was primarily due to increased costs associated with the Company's trade receivable securitization program as well as increased warehousing and shipping costs associated with the rollout of a major program for one of the Company's leading customers.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS:  THREE MONTHS ENDED SEPTEMBER 30, 2000 (CONTINUED)

Before charges associated with the Eight Point Program, operating earnings for the third quarter of 2000 decreased 11.7% to $76.4 million, or 15.7% of sales, compared with operating earnings of $86.6 million, or 17.2% of sales, for the same period in 1999. The decrease in operating earnings resulted from the decrease in gross earnings and the increase in selling, general and administrative expenses discussed above. Operating earnings for the three months ended September 30, 2000, with the charges, were $64.1 million, compared to $86.6 million in the same period of 1999. A separate line item reflected $6.1 million in severance benefits and other exit costs.

INTEREST EXPENSE. Interest expense for the three months ended September 30, 2000 of $32.2 million increased $6.0 million compared with interest expense of $26.3 million for the three months ended September 30, 1999. The increase was due primarily to higher interest rates on the Company's variable rate bank debt and higher average debt levels in the third quarter of 2000 compared with corresponding 1999 average debt levels.

OTHER EXPENSE, NET. Other expense, net in the third quarter of 2000 consisted primarily of the amortization of deferred financing fees of $0.8 million compared with $0.7 million in the 1999 period, less certain miscellaneous income items in both years.

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

NET INCOME. Net income, before charges associated with the Eight Point Program, decreased $10.4 million, or 27.2%, to $27.8 million, or $0.56 per share diluted, from $38.1 million, or $0.67 per share diluted, in the same period of last year. After the charges, net income for the third quarter of 2000 was $19.8 million, or $0.40 per share diluted, compared with net income of $38.1 million, or $0.56 per share diluted, for the same period of last year.

Diluted per share amounts are based on 49.9 million and 56.6 million average shares outstanding for the 2000 and 1999 periods, respectively. The decrease in average shares outstanding was primarily the result of the purchase by the Company of shares under its various stock repurchase programs.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS: NINE MONTHS ENDED SEPTEMBER 30, 2000

IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES. As a result of a strategic review of the Company's businesses, manufacturing and other facilities, and products in the second quarter of 2000 the Company's Board of Directors approved a $195 million pretax charge ($125 million net of tax) to cover the cost of implementing an Eight Point Program that is designed to streamline operations and improve profitability. The total amount of the charges recorded in the first nine months of 2000 was $180.6 million, pretax. Of this total, $73.5 million was reflected in cost of goods sold, the majority of which reflected inventory write-offs and $5.0 million in reserves for accounts receivable. Another $102 million reflected a reduction in goodwill and fixed assets in addition to severance benefits and other exit costs. Lastly, a $5.1 million charge to other expense, net reflected other related costs. The Company estimates the implementation of the Eight Point Program will generate annual savings of $29 million pretax starting in 2002. (See Note 5 in Notes to Condensed Consolidated Financial Statements.)

NET SALES. Net sales for the nine months ended September 30, 2000, were essentially flat at $1.4 billion compared with net sales for the nine months ended September 30, 1999. Declines in towel revenues due to adverse industry conditions including pricing pressures and increased import competition essentially offset gains in other product categories.

GROSS EARNINGS/MARGINS. Excluding charges associated with the Eight Point Program, gross earnings for the nine months ended September 30, 2000 decreased $2.0 million, or 0.5%, to $373.5 million compared with $375.5 million for the same period of 1999 and reflect margins of 26.7% in the 2000 period and 26.9% in the 1999 period. Gross earnings and margins decreased primarily as a result of under absorbed overhead costs due to production curtailment and increased manufacturing costs. Gross earnings for the nine months ended September 30, 2000, after the charges, decreased $75.5 million, or 20%, to $300.0 million compared with $375.5 million for the same period of 1999.

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses increased by $1.0 million, or 0.6%, in the first nine months of 2000 compared with the same period of last year, and as a percentage of net sales represents 13.2% in the 2000 period and 13.1 % in the 1999 period. The increase in selling, general and administrative expenses in the first nine months of 2000 was primarily due to increased costs associated with the Company's trade receivable securitization program as well as increased warehousing and shipping expenses that were only partially offset by on-going cost reduction programs.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS: NINE MONTHS ENDED SEPTEMBER 30, 2000 (CONTINUED)

OPERATING EARNINGS/MARGINS (CONTINUED). Before charges associated with the Eight Point Program, operating earnings for the nine months ended September 30, 2000 decreased 1.6% to $189.2 million, or 13.5% of sales, compared with operating earnings of $192.2 million, or 13.7% of sales, for the same period in 1999. The decrease in operating earnings resulted from the decrease in gross earnings and the increase in selling, general and administrative expenses discussed above. Including charges associated with the Eight Point Program, operating earnings for the first nine months of 2000 were a loss of $54.4 million, compared to earnings of $73.3 million in the same period of 1999. A separate line item reflected a $102.0 million reduction in goodwill and fixed assets in addition to severance benefits and other exit costs.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2000 of $91.5 million increased $15.8 million compared with the interest expense of $75.7 million for the nine months ended September 30, 1999. The increase was due primarily to higher interest rates on the Company's variable rate bank debt and higher average debt levels in the first nine months of 2000 compared with corresponding 1999 average debt levels.

OTHER EXPENSE, NET. Before charges associated with the Eight Point Program, other expense, net in the first nine months of 2000 consisted primarily of the amortization of deferred financing fees of $2.3 million compared with $2.1 million in the 1999 period, less certain miscellaneous income items in both years. Including charges associated with the Eight Point Program, other expenses, net were $7.1 million for the first nine months of 2000 compared with $1.8 million for the first nine months of 1999.

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

NET INCOME. Before charges associated with the Eight Point Program, net income decreased $12.2 million, or 16.6%, to $61.2 million, or $1.23 per share diluted, from $73.3 million, or $1.28 per share diluted, in the same period of last year. Net income for the first nine months of 2000, including the charges, was a loss of $115.6 million, or ($1.10) per share diluted, compared with net income of $73.3 million, or $1.28 per share diluted, for the same period of last year.

Diluted per share amounts are based on 49.7 million and 57.3 million average shares outstanding for the 2000 and 1999 periods, respectively. The decrease in average shares outstanding was primarily the result of the purchase by the Company of shares under the stock repurchase programs.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



OUTLOOK FOR OPERATIONS: THREE MONTHS ENDED DECEMBER 31, 2000

Sales are expected to decline approximately 3% to 5% for the three months ended December 31, 2000 due to difficult industry conditions consisting of slower consumer demand and retailers' reduction of inventories. In order to reduce the Company's inventories to $400 million at the end of the period, management intends to stand production a minimum in towels of 16 days and in sheets of 10 days in the period. Given the impact to margins of under absorbed fixed costs, coupled with higher anticipated interest expense of $31 million, fully diluted earnings per share are expected to approximate $0.30, down 46% versus $0.56 a year ago.

In November, the Company announced it had signed a letter of intent to purchase the assets and business operations of the Chatham Consumer Products division (Chatham) of CMI Industries. Chatham is a leading manufacturer and wholesaler of woven blankets located in Elkin, North Carolina with estimated sales of $35 million. The transaction is expected to close before the end of 2000. No purchase price was disclosed.




EFFECTS OF INFLATION

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are expected to be cash from its operations and funds available under the Senior Credit Facility. At November 8, 2000, the maximum commitment under the Senior Credit Facility was $800 million and the Company had unused borrowing availability under the Senior Credit Facility totaling approximately $200 million. The Senior Credit Facility contains covenants which, among other things, limit indebtedness and require the maintenance of certain financial ratios and minimum net worth (as defined).

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company's principal uses of cash for the next several years will be operating expenses, capital expenditures and debt service requirements related primarily to interest payments. The Company spent approximately $148.6 million in 1999 on capital expenditures and intends to invest approximately $75 million in 2000. The Board of Directors approved the payment of a quarterly cash dividend of $.02 per share which was paid on March 1, 2000, June 1, 2000 and September 1, 2000 plus a special dividend of $2.00 per share which was paid on June 1, 2000 totaling approximately $102.2 million, and has approved the payment of a quarterly cash dividend of $.02 per share payable on December 1, 2000 to shareholders of record as of November 17, 2000.

During the first nine months of 2000, the Company purchased approximately 3.8 million shares under its various stock repurchase programs, at an average price of $16.93 per share. The Board of Directors has approved the purchase of up to twenty-seven million shares of the Company's common stock, subject to the Company's debt limitations. At September 30, 2000, approximately 3.7 million shares remained to be purchased under these programs.

The Company, through a "bankruptcy remote" receivables subsidiary, has a Trade Receivables Program which provides for the sale of accounts receivable, on a revolving basis. At September 30, 2000 and December 31, 1999, $160 million and $154 million, respectively, had been sold under this program and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The cost of the Trade Receivables Program in 2000 is estimated to total approximately $9.9 million, compared with $8.8 million in 1999, and will be charged to selling, general and administrative expenses.

Debt service requirements for interest payments in 2000 are estimated to total approximately $123 million (excluding amounts related to the Trade Receivables Program) compared with interest payments of $104.1 million in 1999. The Company's long-term indebtedness has no scheduled principal payment requirement during 2000.

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

                            WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


SAFE HARBOR STATEMENT

Except for historical information contained herein, certain matters set forth in
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations are "forward looking statements" within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Such risks and uncertainties may be attributable to important factors that include but are not limited to the following: Product margins may vary from those projected; Raw material prices may vary from those assumed; Additional reserves may be required for bad debts, returns, allowances, governmental compliance costs, or litigation; There may be changes in the performance of financial markets or fluctuations in foreign currency exchange rates; Unanticipated natural disasters could have a material impact upon results of operations; There may be changes in the general economic conditions that affect customer practices or consumer spending; Competition for retail and wholesale customers, pricing and transportation of products may vary from time to time due to seasonal variations or otherwise; Customer preferences for our products can be affected by competition, or general market demand for domestic or imported goods or the quantity, quality, price or delivery time of such goods; There could be an unanticipated loss of a material customer or a material license; The availability and price of raw materials could be affected by weather, disease, energy costs or other factors. The Company assumes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                             WESTPOINT STEVENS INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.)   Exhibits

  Exhibit
  Number                       Description of Exhibit
  ------   -----------------------------------------------------------------
   10.1    Employment Agreement, dated as of July 1, 2000, between WestPoint
           Stevens, Inc. and Holcombe T. Green, Jr.

   10.2    Employment Agreement, dated as of July 1, 2000, between WestPoint
           Stevens, Inc. and David C. Meek

   10.3    Employment Agreement, dated as of July 1, 2000, between WestPoint
           Stevens, Inc. and Thomas J. Ward

   10.4    Employment Agreement, dated as of July 1, 2000, between WestPoint
           Stevens, Inc. and John T. Toolan

   27      Financial Data Schedule (for SEC use only)


b.)   No report on Form 8-K was filed by the Company during the quarter ended
      September 30, 2000.

                             WESTPOINT STEVENS INC.





                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.




                                      WESTPOINT STEVENS INC.
                                    -------------------------
                                            REGISTRANT





                                     /s/ David C. Meek
                                ---------------------------
                                         David C. Meek
                                Executive Vice President-Finance
                                   and Chief Financial Officer



Date: November 14, 2000

                             WESTPOINT STEVENS INC.



                                  EXHIBIT INDEX

EXHIBIT                                                            PAGE
NUMBER                                                            NUMBER
-------                                                           ------
10.1  Employment Agreement, dated as of July 1, 2000, between
      WestPoint Stevens, Inc. and Holcombe T. Green, Jr.

10.2  Employment Agreement, dated as of July 1, 2000, between
      WestPoint Stevens, Inc. and David C. Meek

10.3  Employment Agreement, dated as of July 1, 2000, between
      WestPoint Stevens, Inc. and Thomas J. Ward

10.4  Employment Agreement, dated as of July 1, 2000, between
      WestPoint Stevens, Inc. and John T. Toolan

27   Financial Data Schedule (for SEC use only)