Form 10-K405
period 2000-12-31
WESTPOINT STEVENS INC
filed 2001-04-02
CIK 852952

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

         For the fiscal year ended December 31, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period for              to
                                      --------------  --------------

                           COMMISSION FILE NO. 0-21496

                             WESTPOINT STEVENS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                                              36-3498354
(State or other jurisdiction of                                  (I.R.S.Employer
incorporation or organization)                               Identification No.)

507 WEST TENTH STREET, WEST POINT, GEORGIA                                 31833
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (706) 645-4000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


       Title of each Class             Name of each exchange on which registered
       -------------------             -----------------------------------------
   Common Stock, $.01 par value                           NYSE


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

         The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $246,235,066 at March 23, 2001. The number of shares of Common Stock outstanding at March 23, 2001, was 49,545,917.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date. 49,545,917 at March 23, 2001

================================================================================

                                TABLE OF CONTENTS

                                                                                                   Page No.
                                                                                                   --------
Item 1.  Business................................................................................      2

Item 2.  Properties..............................................................................      7

Item 3.  Legal Proceedings.......................................................................      8

Item 4.  Submission of Matters to a Vote of Security Holders.....................................      8

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters....................      8

Item 6.  Selected Financial Data.................................................................     10

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...     12

Item 8.  Financial Statements and Supplementary Data.............................................     17

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....     39

Item 10. Directors and Executive Officers of the Registrant......................................     39

Item 11. Executive Compensation..................................................................     39

Item 12. Security Ownership of Certain Beneficial Owners and Management..........................     39

Item 13. Certain Relationships and Related Transactions..........................................     39

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................     39

ITEM 1.  BUSINESS

WestPoint Stevens Inc., a Delaware corporation organized in 1987 (the "Company"), is the successor corporation to West Point-Pepperell, Inc. through a series of mergers occurring in December 1993. The Company is a leading manufacturer, marketer and distributor of an extensive range of bed and bath home fashions ("Home Fashions") products. The Company's trademark brands include GRAND PATRICIAN(R), MARTEX(R), PATRICIAN(R), UTICA(R), STEVENS(R), LADY PEPPERELL(R), LUXOR(R), and VELLUX(R). In addition, certain Home Fashions products are manufactured and sold pursuant to licensing agreements under designer names that include, among others, Ralph Lauren Home, Sanderson, Joe Boxer, Glynda Turley, Designers Guild and Serta Perfect Sleeper, and starting in 2001, with Disney Home. The Company's products are marketed through leading department stores, mass merchants, specialty stores, institutional channels, and WestPoint Stevens Stores Inc., among others.

The Company estimates that it has one of the largest market shares in both the domestic sheet and pillowcase market and the domestic bath towel market. With the acquisition of the Chatham Consumer Products Division of CMI Industries, Inc. in January 2001, the Company has the largest market share in domestic blankets. The Company also has significant market share in the domestic accessories market, which includes comforters, bedspreads, bed pillows, throw pillows, and mattress pads, among others.

As a result of a strategic review of the Company's businesses, manufacturing, other facilities, and products during the year 2000, the Company's Board of Directors approved a $222 million pre-tax charge to cover the cost of implementing a restructuring plan having eight key elements designed to streamline operations and improve profitability (the "Eight-Point Plan"). The majority of the charge, $203.2 million pretax, was recorded during the year 2000, and the remaining $18.8 million pretax charge is expected to be recorded in the first half of 2001. Of the $203.2 million pretax charge recorded in 2000, $85.3 million is reflected in cost of goods sold, the majority of which reflected inventory write-off, and $117.9 million is reflected in a reduction of goodwill and fixed assets in addition to severance benefits and other costs. The Eight-Point Plan addresses the following points: 1) expansion of brands; 2) exploration of new licensing opportunities; 3) rationalization of manufacturing operations; 4) reduction in overhead expense; 5) increase in global sourcing; 6) improvement of inventory utilization; 7) enhancement of supply chain and logistics functions; and 8) improvement in capital structure. The Company estimates the implementation of the Eight-Point Plan will generate annual savings of $38 million pretax starting in 2002. For a complete discussion of the Eight-Point Plan, see "Item 7. Management's Discussion and Analysis of
Financial Condition and Results of Operations."

As of March 9, 2001, four plant closings have been announced under the Eight-Point Plan. On October 2, 2000, the Rosemary plant, a towel plant located in Roanoke Rapids, North Carolina, and the Liebhardt basic bedding plant in Union, South Carolina, were scheduled for closing. On January 29, 2001, the Seneca plant, a sheeting plant in Seneca, South Carolina, was announced for closing. On March 1, 2001, the Whitmire yarn plant in Whitmire, South Carolina, was scheduled for closing. In addition to these closings, a reduction in the workforce of the remaining facilities at the Rosemary complex was announced on February 5, 2001. To date, approximately 1,450 employees of facilities for which closure plans were announced under the Eight-Point Plan were notified of their termination. These plant closings will enable the Company to consolidate its manufacturing in locations that allow the most efficient work flow.

For a discussion of the Company's overall financial condition, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         PRODUCTS

The Company manufactures and markets a broad range of bed and bath products, including:

         -        decorative sheets, accessories and towels;
         -        designer sheets, accessories and towels;
         -        sheets, accessories and towels for the hospitality industry;
         -        flocked blankets, woven blankets, and throws;
         -        private label sheets, accessories and towels;
         -        bedskirts;
         -        bedspreads;
         -        comforters and duvet covers;
         -        drapes and valances;
         -        throw pillows and bed pillows;
         -        mattress pads;
         -        shower curtains; and
         -        table covers.

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

         TRADEMARKS AND LICENSES

The Company's products are marketed under well-known and firmly established trademarks, brand names and private labels. The Company uses trademarks, brand names and private labels as merchandising tools to assist its customers in coordinating their product offerings and differentiating their products from those of their competitors. Registered trademarks include GRAND PATRICIAN(R), MARTEX(R), PATRICIAN(R), UTICA(R), STEVENS(R), LADY PEPPERELL(R), LUXOR(R), VELLUX(R), and starting in 2001, CHATHAM(R). In addition, products are manufactured and sold pursuant to licensing agreements under designer names that include, among others, Ralph Lauren Home, Sanderson, Joe Boxer, Glynda Turley, Designers Guild and Serta Perfect Sleeper, and starting in 2001, Disney Home. A portion of the Company's sales is derived from licensed designer brands. The license agreements for the Company's designer brands generally are for a term of two or three years. Some of the licenses are automatically renewable for additional periods, provided that certain sales thresholds set forth in the license agreements are met. No single license has accounted for more than 12% of the Company's total sales volume during any of the last five fiscal years. Although the Company has no reason to believe that it will lose any of its licenses, the loss of a significant license could have an adverse effect upon the Company's business, which effect could be material. The licensing agreements with fixed expiration dates are: Ralph Lauren Home, December 31, 2005 (with option to renew to December 31, 2008); Joe Boxer, December 31, 2002; Glynda Turley, December 31, 2001; and Serta Perfect Sleeper, October 8, 2004. The license agreement with Disney Home expires on December 31, 2005 dependent on the achievement of certain sales goals.

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

The Domestic Sales Division focuses on the following channels of distribution:

         -        mass merchants;
         -        department and specialty stores;
         -        Ralph Lauren;
         -        Disney Home; and
         -        Healthcare and hospitality institutions.

The Domestic Marketing Division is comprised of the following functions that create products and services in direct response to recognized consumer trends:

         -        design;
         -        operating;
         -        marketing;
         -        advertising;
         -        licensing;
         -        consumer research; and
         -        product innovation.

The Domestic Merchandising Division is comprised of the following functions:

         -        product management;
         -        business management;

         -        productivity analysis;
         -        SKU (stock keeping unit) control; and
         -        design technology.

The Retail/International Division is comprised of the following operating units:

         - Europe - which has distribution facilities and sales offices located in England supplying European department stores for private label, company brands, and licensed programs such as Ralph Lauren Home.
         - Americas - which markets to all major stores in Canada, Mexico, and Latin America with US-made and foreign sourced products.
         - WestPoint Stevens Stores Inc. - a wholly-owned subsidiary of the Company ("WestPoint Stores"). WestPoint Stores currently consists of 57 geographically dispersed, value-priced outlets throughout the United States and in Canada, most of which are located in factory outlet shopping centers. The products sold in WestPoint Stores are first quality (including overstocks), seconds, discontinued items and other products.

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

Approximately 84% of the Company's total sales are made to retail establishments in the United States, including chain and department stores, mass merchants, specialty bed and bath stores and WestPoint Stores. Finished products are distributed to retailers directly from the Company's plants. The majority of the remaining portion of the Company's sales of Home Fashions products are through the institutional channel, which includes hospitality and healthcare establishments, as well as laundry supply businesses. In addition to domestic sales, the Company distributes its Home Fashions products for eventual sale to certain foreign markets, principally Canada, Mexico, the United Kingdom, continental Europe, the Middle East and the Far East. International operations accounted for less than 5% of the total revenues of the Company in 2000.

         INVENTORY MANAGEMENT, ELECTRONIC COMMUNICATION AND DELIVERY

The Company has been recognized as a leader and innovator of advanced technology, having lead the industry with advanced, innovative e-commerce applications and has been selected as a preferred vendor for customers' web exchange pilot programs, Quick Response, EDI and Vendor Management Inventory. The Company utilizes collaborative planning, forecasting and replenishment practices supported by systems from i2Technologies, Inc., including its retail merchandising and inventory replenishment system (Inforem(R)) combined with its forecasting and planning system (Demand Planner(R)). It also deploys Hyperion business intelligence technologies for inventory optimization and performance measurement to complement the Company's highly integrated core business systems, including its supply chain, sourcing and logistics systems. The Company combines the use of an advanced, customer order fulfillment system, real-time radio frequency and in-line label printing distribution systems, and in-house transportation to compress the order to delivery cycle time, maintain low inventory levels, and achieve high customer scorecard objectives. The Company has placed a strong emphasis on the supply chain and logistics function, and believes that continued investment in planning, sourcing, distribution and transportation capabilities will enhance its ability to provide its customers with superior service.

         CUSTOMERS

The Company is pursuing strategic relationships with key merchandisers. An important component of the Company's strategy is to increase its share of shelf and floor space by strengthening its partnership with its customers. The Company is working closely with retailers and is sharing information and business practices with them to improve service and achieve higher profitability for both the retailer and the Company. For example value has been added through the Company's focus on supply chain and logistics and Vendor Managed Inventory.

The Company's Home Fashions products are sold to chain stores, mass merchants, department stores, specialty stores, and its own retail stores. The Company's six largest customers, Federated Department Stores, Inc., J.C.Penney Company, Inc., Kmart Corporation, Sears Roebuck & Co., Inc., Target Corporation and Wal-Mart Stores, Inc. accounted for approximately 53% of the net sales of the Company during the fiscal year ended December 31, 2000. In 2000, sales to Target Corporation and Kmart Corporation were each 14% of the net sales of the Company. Each of such customers has purchased goods from the Company in each of the last 10 years. Although the Company has no reason to believe that it will lose the business of any of its largest customers, a loss of any of the largest accounts (or a material portion of any thereof) would have an adverse effect upon the Company's business, which could be material.

         MANUFACTURING

The Company currently uses the latest manufacturing and distribution equipment and technologies in its mills. Management therefore believes that the Company is one of the most efficient manufacturers in the home fashions industry. Over the past five years, the Company has spent approximately $625 million to modernize its manufacturing and distribution systems and has spent approximately $77 million of that amount during 2000. The capital expenditures have been used to, among other things, replace projectile looms with faster, more efficient air jet looms, replace ring spinning with open-end and air jet spinning, and further automate the Company's cut and sew operations. Air jet looms produce at higher speeds than projectile looms, yielding fewer defects, requiring less maintenance and providing cleaner and safer working environments. Using air jet technology, compressed air propels the filling yarn at high speeds, with robotics handling the cutting and tucking of the filling yarn. The Company's new open-end and air jet spinning machines use computerized monitors and sensors which track and analyze the work, streamline information gathering and detect defects immediately to improve yarn quality. The Company intends to invest $85 million in capital improvements in the aggregate in 2001 which includes the completion of purchase of air jet looms, further automation of the cut and sew operations with the purchase of new hemming machines and auto frame quilters, and upgrade automated sortation systems. These capital programs have resulted, and are expected to continue to result, in improved product quality, increased efficiency and capacity, lower costs and quicker response time to customer orders. The Company (including its subsidiaries) owns and utilizes 24 manufacturing facilities located primarily in the Southeastern United States and leases 5 manufacturing facilities. See "Item 2. Properties."

         RAW MATERIALS

The principal raw materials used in the manufacture of Home Fashions products are cotton of various grades and staple lengths, polyester and nylon in staple and filament form. Cotton, polyester and nylon presently are available from several sources in quantities sufficient to meet the Company's requirements. The Company is not dependent on any one supplier as a source of raw materials. Since cotton is an agricultural product, its supply and quality are subject to weather patterns, disease and other factors. The price of cotton is also influenced by supply and demand considerations, both domestically and worldwide, and by the cost of polyester. Although the Company has always been able to acquire sufficient quantities of cotton for its operations in the past, any shortage in the cotton supply by reason of weather, disease or other factors could adversely affect the Company's operations. The price of man-made fibers such as polyester and nylon is influenced by demand, manufacturing capacity and costs, petroleum prices, cotton prices and the cost of polymers used in producing man-made fibers. Any significant prolonged petrochemical shortages could significantly affect the availability of man-made fibers and cause a substantial increase in demand for cotton, resulting in decreased availability and, possibly, increased price. The Company also purchases substantial quantities of dyes and chemicals. Dyes and chemicals have been and are expected to continue to be available in sufficient supply from a wide variety of sources.

         SEASONALITY; CYCLICALITY; INVENTORY

Traditionally, the home fashions industry has been seasonal, with peak sales seasons in the summer and fall. In accordance with industry practice, the Company increases its Home Fashions' inventory levels during the first six months of the year to meet customer demands for the summer and fall peak seasons. The Company's commitment to EDI, Quick Response, and Vendor Managed Inventory, however, has facilitated a more even distribution of products throughout the calendar year and reduced some of the need to stockpile inventory to meet peak season demands.

The home fashions industry is also cyclical. While the Company's performance may be negatively affected by downturns in consumer spending, management believes the effects thereof are mitigated by the Company's large market shares and broad distribution base.

         BACKLOG ORDERS

The backlog of the Company's unfilled customer orders believed by management to be firm was approximately $65.0 million at December 31, 2000, as compared with approximately $100.3 million at December 31, 1999. The Company does not believe that its backlogs are a meaningful indicator of its business. Furthermore, with the Company's increased use of Vendor Managed Inventory systems, backlog orders have declined correspondingly.

         COMPETITION

The home fashions industry is highly competitive. The Company competes on the basis of price, quality, design and customer service, among other factors. In the sheet and towel markets, the Company competes primarily with Springs Industries, Inc. and Pillowtex Corporation. In the other bedding and accessories markets, the Company competes with many companies, most of which are much smaller in size than the Company. The Company has pursued a competitive strategy focused on providing the best fashion, quality, service and value to its customers and to the ultimate consumer. The Company believes that there has been an increase in the sale of imported Home Fashions in the domestic market and is actively pursuing its own foreign sourcing opportunities to meet the demand for such products. The Company believes the level of foreign competition has been increasing. There can be no assurance that foreign competition will not grow to a level that could have an adverse effect upon the Company's ability to compete effectively.

         OTHER OPERATIONS

The Company's operations include Grifftex Chemicals ("Grifftex") which formulates chemicals primarily used in the Company's finishing processes and WestPoint Stevens Graphics ("Graphics") which prints product packaging and labeling. Neither Grifftex nor Graphics represent a material portion of the Company's business.

         RESEARCH AND DEVELOPMENT

Management believes that research and development in product innovation and differentiation is important to maintain the Company's competitive edge. The Company continually seeks to develop new specialty finishes and finishing techniques that would improve fabric quality and enhance fabric aesthetics. Research also is conducted to develop new products in response to changing customer demands and environmental concerns. The Company has continued to invest in product development to maintain a leadership position in the market place.

         ENVIRONMENTAL MATTERS

The Company is subject to various federal, state and local environmental laws and regulations governing, among other things, the storage, handling, usage, discharge and disposal of a variety of hazardous and non-hazardous substances and wastes used in or resulting from its operations, including, but not limited to, the Water Pollution Control Act, as amended; the Clean Air Act, as amended; the Resource Conservation and Recovery Act, as amended; the Toxic Substances Control Act; and the Comprehensive Environmental Response, Compensation and Liability Act.

The Company's operations also are governed by laws and regulations relating to employee safety and health, principally the Occupational Safety and Health Act and regulations thereunder which, among other things, establish exposure limitations for cotton dust, formaldehyde, asbestos and noise, and regulate chemical, physical and ergonomic hazards in the workplace.

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

         EMPLOYEES

The Company (including its subsidiaries) employed approximately 16,700 active employees as of December 31, 2000. The Company believes that its relations with all of its employees are excellent. The Company has not experienced a strike or work stoppage by any of its unionized employees during the past 20 years. Currently, less than 10% of the Company's employees are unionized.

The Company has developed an efficient employee relations and communications program that includes rules and regulations for employee conduct and procedures for employee complaints. This long-standing program focuses on and, in the view of management, has resulted in, strong, positive employee relations practices, good working conditions, progressive human resources policies and expansive safety programs.

         RECENT DEVELOPMENTS

During 2000, the Company purchased approximately 3.8 million shares under its various stock repurchase programs, at an average price of $16.79 per share. On January 18, 2000, the Board of Directors approved the purchase of up to four million additional shares of the Company's common stock, subject to the Company's debt limitations, which brings the total shares that have been approved for purchase to 27 million shares. At December 31, 2000, approximately
3.6 million shares remained to be purchased under these programs. The repurchased shares include open market purchases and private transactions. The repurchased shares are held in the Company's treasury for general corporate purposes.

In March 2001, the Company amended and extended its existing Trade Receivables Program with an independent issuer of receivables backed commercial paper until January 2002.

During the first quarter of 2001, the Company's Senior Credit Facility was amended primarily to modify certain financial ratios, limit restricted equity payments and capital expenditures, and provide for scheduled reductions of the $800 million revolving commitment. The amendment to the Senior Credit Facility provides for a $25 million reduction in the revolving commitment on each of the following dates: August 1, 2001, November 1, 2001, February 1, 2002, July 1, 2002, November 1, 2002, February 1, 2003, July 1, 2003 and November 1, 2003. The amendment further provides that any increase in the Trade Receivables Program above the current $160 million limit, up to a $200 million limit, would reduce the revolving commitment under the Senior Credit Facility by a similar amount. See "Item 8. Financial Statements and Supplemental Data - Notes to Consolidated Financial Statements - 2 Indebtedness and Financial Arrangements."

         OTHER FACTORS

Except for historical information contained herein, certain matters set forth in this Annual Report on Form 10-K are forward looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Such risks and uncertainties may be attributable to important factors which include but are not limited to the following: product margins may vary from those projected; raw material prices may vary from those assumed; additional reserves may be required for bad debts, returns, allowances, governmental compliance costs, or litigation; there may be changes in the performance of financial markets or fluctuations in foreign currency exchange rates; unanticipated natural disasters could have a material impact upon results of operations; there may be changes in the general economic conditions which affect customer payment practices or consumer spending; competition for retail and wholesale customers, pricing and transportation of products may vary from time to time due to seasonal variations or otherwise; customer preferences for our products can be affected by competition, or general market demand for domestic or imported goods or the quantity, quality, price or delivery time of such goods; there could be an unanticipated loss of a material customer or a material license; the availability and price of raw materials could be affected by weather, disease, energy costs or other factors. In addition, consideration should be given to any other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company assumes no obligation to update publicly any forward-looking statements, whether as the result of new information, future events, or otherwise.

ITEM 2.  PROPERTIES

The Company's properties are owned or leased directly and indirectly through its subsidiaries. Management believes that the Company's facilities and equipment are in good condition and sufficient for current operations.

The Company owns office space in West Point, Georgia, and Lanett and Valley, Alabama, and leases various additional office space, including approximately 145,000 square feet in New York City, of which approximately 36,000 square feet is subleased to other tenants. The Company also owns or leases various administrative, storage and office space.

The Company owns a chemical plant containing approximately 43,000 square feet of floor space from which Grifftex Chemicals operates. In addition, the Company owns a printing facility consisting of 38,000 square feet in which Graphics prints product packaging and labeling.

The Company and its subsidiaries own 24 manufacturing facilities located in Alabama, Florida, Georgia, Indiana, Maine, North Carolina, South Carolina and Virginia which contain in the aggregate approximately 9,854,000 square feet of floor space and lease 5 manufacturing facilities in Alabama, Georgia, Louisiana, Nevada and North Carolina which contain in the aggregate approximately 563,000 square feet of floor space.

The Company and its subsidiaries also own 13 distribution centers and warehouses for their operations which contain approximately 3,805,000 square feet of floor space. In addition, the Company and its subsidiaries lease 10 distribution outlets and warehouses containing approximately 938,000 square feet of floor space.

WestPoint Stores owns 2 retail stores and leases its 55 other retail stores, all of which are dispersed throughout the United States and Canada.

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

On February 14, 2000, seven individual suits, entitled Matthew Lubrano v. WestPoint Stevens Inc., et al., Crandon Capital Partners v. Holcombe T. Green, et al., John McMullen v. WestPoint Stevens Inc., et al., David Frankel v. M. Katherine Dwyer, et al., Norman Geller v. WestPoint Stevens Inc., et al., Paul Green v. WestPoint Stevens Inc., et al., and Whitney Smith v. WestPoint Stevens Inc., et al. were filed against the Company and certain of its directors in the Court of Chancery of the State of Delaware in and for New Castle County related to the proposed recapitalization of the Company. As the plan of recapitalization was terminated in May 2000, the suits are moot and due to be dismissed by the plaintiffs.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2000, no matters were submitted by the Company to a vote of its stockholders.

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

High (ask) and low (bid) quotations, as reported (on a split basis), each quarterly period within the two most recent fiscal years were:

                                                            Quotations
                                          ----------------------------------------------
                                                  1999                      2000
                                          --------------------      --------------------
         Quarter Ended                    High/Ask     Low/Bid      High/Ask     Low/Bid
         -------------                    --------     -------      --------     -------
         March 31                          19.00        13.75         32.00       23.25
         June 30                           19.63         8.38         37.56       26.50
         September 30                      14.31        10.56         33.00       22.25
         December 31                       12.38         5.94         24.50       15.19

The Company paid dividends of $.02 per share on June 1, September 1 and December 1, 1999, March 1, September 1 and December 1, 2000 and on March 1, 2001. On June 1, 2000, the Company paid the regular dividend of $.02 per share and a special dividend of $2.00 per share. Under its existing credit facility the Company is permitted to pay dividends subject to annual limitations on amount and subject to meeting financial ratio requirements. See "Item 1. Business - Recent Developments."

As of March 23, 2001, there were approximately 14,432 holders of the Company's Common Stock. Of that total, approximately 258 were stockholders of record and approximately 14,174 held their stock in nominee name.

ITEM 6.  SELECTED FINANCIAL DATA

The selected historical financial data presented below for 2000, 1999 and 1998 were derived from the Audited Consolidated Financial Statements of the Company and its subsidiaries for the years ended December 31, 2000, 1999 and 1998 (the "Consolidated Financial Statements"), and should be read in conjunction therewith, including the notes thereto and the other financial information included elsewhere herein. The statement of operations data reflect the discontinuance of the Alamac Knit Fabrics subsidiary and accordingly only reflect the operations of Home Fashions.

                                                                              YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------------------------
                                                          2000           1999          1998           1997          1996
                                                       ----------     ----------    ----------     ----------    ----------
(IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales                                              $ 1,815.9      $ 1,883.3     $ 1,779.0      $ 1,657.5     $ 1,501.8
Gross earnings (1)                                         388.4          505.3         474.7          419.8         372.4
Operating earnings (2)                                      34.9          268.1         248.3          214.9         188.5
Interest expense                                           122.3          102.4         105.7          102.2          94.5
Income (loss) from continuing operations
    before income tax expense
    (benefit) and  extraordinary items (3)                 (98.8)         162.9         141.7          110.2          91.0
Income (loss) from continuing operations
    before extraordinary items (4)                         (63.3)         104.1          90.6           69.3          58.0

Net income (loss) (4)                                      (63.3)         104.1          40.0           78.0          57.7

Diluted net income (loss) per common share:
    Continuing operations                                  (1.28)          1.84          1.51           1.11           .91
    Discontinued operations                                   --             --            --            .14            --
    Extraordinary item - loss on extinguishment
          of debt (5)                                         --             --          (.84)            --            --
                                                       ---------      ---------     ---------      ---------     ---------
    Net income (loss) per common share                     (1.28)          1.84           .67           1.25           .91

Diluted average common shares outstanding                   49.6           56.6          59.9           62.7          63.7

                                                                                   DECEMBER 31,
                                                       -------------------------------------------------------------------
                                                          2000           1999          1998           1997          1996
                                                       ----------     ----------    ----------     ----------    ---------
(IN MILLIONS)
BALANCE SHEET DATA:
Total assets                                           $ 1,458.4      $ 1,540.7     $ 1,391.2      $ 1,291.1     $ 1,157.0
Working capital (6)                                        180.1          233.1         178.2          212.2         140.9
Total debt                                               1,627.8        1,464.8       1,335.4        1,187.7       1,099.0
Stockholders' equity (deficit)                            (712.8)        (498.0)       (487.5)        (425.0)       (451.9)

                                                                              YEAR ENDED DECEMBER 31,
                                                       --------------------------------------------------------------------
                                                          2000           1999          1998           1997          1996
                                                       ----------     ----------    ----------     ----------    ----------
(IN MILLIONS, EXCEPT RATIOS)
OTHER DATA:
Depreciation and amortization:
     Continuing operations                             $    80.8      $    84.1     $    80.6      $    71.7     $    68.9
     Discontinued operations                                  --             --            --            5.5           8.1
Capital expenditures:
     Continuing operations                                  76.7          148.6         147.5          148.9          94.9
     Discontinued operations                                  --             --            --            3.2           5.0
Continuing operations-adjusted operating earnings (7)      229.5          268.1         248.3          214.9         188.5
Continuing operations-adjusted net income (8)               66.7          104.1          90.6           69.3          58.0
Continuing operations-adjusted operating margin (9)         12.6%          14.2%         14.0%          13.0%         12.6%

                        See footnotes on following page.

(1) Gross earnings for the year ended December 31, 2000 include costs of the Eight-Point Plan of $85.3 million (primarily inventory charges).

(2) Operating earnings for the year ended December 31, 2000 include restructuring and impairment charges of $109.2 million and other costs of the Eight-Point Plan of $85.3 million, totaling $194.5 million.


(3) Loss from continuing operations before income tax benefit for the year ended December 31, 2000 include restructuring and impairment charges of $109.2 million and other costs of the Eight-Point Plan and other charges of $94 million, totaling $203.2 million.

(4) Loss from continuing operations and net loss for the year ended December 31, 2000 include restructuring and impairment charges of $109.2 million and other costs of the Eight-Point Plan and other charges of $94 million, totaling $203.2 million before income tax benefit of $73.1 million, for a net amount of $130.1 million.

(5) In 1998, the Company recorded an extraordinary item of $50.6 million, net of income taxes of $28.5 million, for the early extinguishment of debt. The extraordinary charge consisted primarily of tender premiums and the write-off of deferred debt costs.

(6)      Working capital at December 31, 2000, 1999, 1998, 1997 and 1996 includes the current portion of bank indebtedness and other long-term debt of $152.8 million, $89.8 million, $60.4 million, $41.4 million and $24.0 million, respectively.

(7) Continuing operations-adjusted operating earnings represents operating earnings from continuing operations, adjusted to remove the impact of the restructuring and impairment charges and other costs of the Eight-Point Plan. Such amounts are presented to facilitate comparisons between periods since there were no similar charges for the years ended December 31, 1999, 1998, 1997 and 1996.

(8) Continuing operations-adjusted net income represents net income from continuing operations, adjusted to remove the impact of the restructuring and impairment charges and other costs of the Eight-Point Plan and other charges and before extraordinary item and discontinued operations. Adjusted continuing operations diluted EPS for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 was $1.34, $1.84,
         $1.51, $1.11 and $.91, respectively.

(9) Continuing operations-adjusted operating margin represents continuing operations adjusted operating earnings as a percentage of net sales for the periods presented.

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTRUCTURING, IMPAIRMENT, AND OTHER CHARGES

As a result of a strategic review of the Company's businesses, manufacturing and other facilities, and products during the Year 2000, the Company's Board of Directors approved a $222 million pretax charge to cover the cost of implementing an Eight-Point Plan that is designed to streamline operations and improve profitability. The majority of the charge, $203.2 million pretax, was recorded during Year 2000, and the remaining $18.8 million pretax charge is expected to be recorded in the first half of 2001. Of the $203.2 million pretax charge recorded in 2000, $85.3 million is reflected in cost of goods sold, the majority of which reflected inventory write-offs, and $109.2 million reflected in a reduction of goodwill and fixed assets in addition to severance benefits and other exit costs and other costs of $8.7 million reflected in other expense, net. The Company estimates the implementation of the Eight-Point Plan will generate annual savings of $38 million pretax starting in 2002. (See Note 10 in Notes to Consolidated Financial Statements.)

RESULTS OF OPERATIONS

The table below is a summary of the Company's operating results for the years ended December 31, 2000, 1999 and 1998. The following discussion is limited to an analysis of the results of continuing operations (in millions of dollars and as percentages of net sales).

                                                                         YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------------------------------
                                                                     2000                          1999          1998
                                                   ----------------------------------------      ---------     ---------
                                                                  RESTRUCTURING,
                                                    PRO FORMA      IMPAIRMENT
                                                      BEFORE       AND OTHER
                                                   RESTRUCTURING    CHARGES         ACTUAL         ACTUAL       ACTUAL
                                                   -------------   -------------  ---------      ---------     ---------
Net sales ...................................        $ 1,815.9             --     $ 1,815.9      $ 1,883.3     $ 1,779.0

Gross earnings (loss) .......................        $   473.8      $   (85.3)    $   388.4      $   505.3     $   474.7

Restructuring and impairment charge .........        $      --      $   109.2     $   109.2             --            --

Operating earnings (loss) ...................        $   229.5      $  (194.5)    $    34.9      $   268.1     $   248.3

Interest expense ............................        $   122.3             --     $   122.3      $   102.4     $   105.7

Other expense, net ..........................        $     2.7      $     8.7     $    11.4      $     2.8     $     1.0

Income (loss) from operations
     before taxes ...........................        $   104.4      $  (203.2)    $   (98.8)     $   162.9     $   141.7

Income (loss) from operations ...............        $    66.7      $  (130.1)    $   (63.3)     $   104.1     $    90.6

Extraordinary item - loss on early
      extinguishment of debt ................               --             --            --             --         (50.6)
                                                     ---------      ---------     ---------      ---------     ---------

Net income (loss) ...........................        $    66.7      $  (130.1)    $   (63.3)     $   104.1     $    40.0

Gross margins ...............................             26.1%            --          21.4%          26.8%         26.7%

Operating margins ...........................             12.6%            --           1.9%          14.2%         14.0%

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2000 COMPARED WITH 1999

NET SALES. Net sales for the year ended December 31, 2000 decreased $67.4 million, or 3.6%, to $1,815.9 million compared with net sales of $1,883.3 million for the year ended December 31, 1999. The decrease resulted from difficult conditions at retail in the latter part of 2000 that caused a significant decline in towel sales and to a lessor degree a decline in sheet sales despite increased sales of blankets, and growth in sales at the retail stores division. Sales were also negatively impacted due to the disruptive effect of a tornado that damaged the Abbeville (Ala.) Distribution Center in December.

GROSS EARNINGS/MARGINS. Gross earnings before restructuring charges for the year ended December 31, 2000 of $473.8 million decreased $31.5 million, or 6.2% compared with $505.3 million for 1999 and reflect gross margins of 26.1% in 2000 and 26.8% in 1999. Gross earnings after the restructuring charge were $388.4 million for the year ended December 31, 2000. Gross earnings and margins deteriorated in 2000 due to a weakness in retail markets during the second half of the year that necessitated selected production downtime and resulted in under absorption of fixed costs that were only partially offset by lower raw material costs.

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses before restructuring charges increased $7.0 million, or 3.0%, in 2000 compared with 1999, and as a percentage of net sales represent 13.5% in 2000 and 12.6% in 1999. Restructuring charges of $109.2 million were incurred in 2000 related to the Company's Eight-Point Plan. The increase in selling, general and administrative expenses in 2000 was primarily due to increased warehousing and shipping expenses that were only partially offset by ongoing cost reduction programs.

Operating earnings for the year ended December 31, 2000 before restructuring charges were $229.5 million, or 12.6% of sales, and decreased $38.6 million, or 14.4%, compared with operating earnings of $268.1 million, or 14.2% of sales, for 1999. Operating earnings for the year ended December 31, 2000 after the restructuring charge was $34.9 million. The deterioration of operating earnings resulted from the decrease in gross earnings and the increase in selling, general and administrative expenses discussed above.

INTEREST EXPENSE. Interest expense for the year ended December 31, 2000 of $122.3 million increased $19.9 million compared with interest expense for the year ended December 31, 1999. The increase in interest expense was due primarily to higher average debt levels and higher average interest rates on the Company's variable rate bank debt.

OTHER EXPENSE-NET. Other expense-net decreased a minimal amount for the year ended December 31, 2000 before costs of the Eight-Point Plan and other charges to $2.7 million from $2.8 million for the year ended December 31, 1999. After costs of the Eight-Point Plan and other charges, other expense-net increased $8.6 million for the year ended December 31, 2000 to $11.4 million. The charges were comprised of amortization of deferred financing fees of $3.2 million and costs of the Eight-Point Plan and other charges of $8.7 million in 2000, and amortization of deferred financing fees of $2.9 million in 1999, and other miscellaneous income and expense items in both periods.

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes and non-deductible items.

NET INCOME. Before charges associated with the Eight-Point Plan, net income for fiscal year 2000 was $66.7 million, or $1.34 per share diluted, and a loss of $63.3 million after the charges, or a loss of $1.28 per share diluted. Net income for 1999 was $104.1 million, or $1.84 per share diluted.

Diluted per share amounts are based on 49.6 million and 56.6 million average shares outstanding for the 2000 and 1999 periods, respectively. The decrease in the average shares outstanding was primarily the result of the purchase by the Company of shares under the stock repurchase programs.

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

GROSS EARNINGS/MARGINS. Gross earnings for the year ended December 31, 1999 of $505.3 million increased $30.6 million, or 6.4% compared with $474.7 million for 1998 and reflect gross margins of 26.8% in 1999 and 26.7% in 1998. Gross earnings and margins improved in 1999 due to continued growth of the Company's accessory business and the overall positive mix of the Company's business as a whole. The Company's designer lines, particularly Ralph Lauren and Martha Stewart, as well as the Company's retail stores, also contributed to the improved margins.

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

Operating earnings for the year ended December 31, 1999 were $268.1 million, or 14.2% of sales, and increased $19.8 million, or 8.0%, compared with operating earnings of $248.3 million, or 14.0% of sales, for 1998. Operating earnings improvement resulted from strong sales increases, improved gross margins and excellent control of selling, general and administrative expenses.

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

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--CONTINUED

RISK MANAGEMENT AND MARKET SENSITIVE INSTRUMENTS--CONTINUED

Commodities Risk. The Company selectively uses commodity futures contracts, forward purchase commodity contracts and option contracts primarily to manage its exposure to cotton commodity price risk. The Company does not hold or issue derivative instruments for trading purposes.

At December 31, 2000 and 1999, the Company, in its normal course of business, had entered into various commodity futures contracts and forward purchase commodity contracts. Based on year-end forward cotton prices, the Company's futures contracts and forward purchase contracts at December 31, 2000 (which covered a portion of its 2001 needs) had a net deferred loss of approximately $2.1 million. At December 31, 1999, the net deferred loss was approximately $3.4 million.

Based on a sensitivity analysis for commodities, the hypothetical net deferred loss for the combined commodity positions at December 31, 2000 is estimated to be approximately $11.0 million ($13.1 million at December 31, 1999), assuming a decrease of 10% in such commodity prices. Actual commodity price volatility is dependent on many varied factors impacting supply and demand that are impossible to forecast. Therefore, actual changes in fair value over time could differ substantially from the hypothetical change disclosed above.

Interest Rate Risk. At December 31, 2000 and 1999, the Company's floating interest rate debt outstanding was $627.8 million and $464.8 million, respectively. A 100 basis point increase in market rates would increase interest expense and decrease income before income taxes by approximately $6.3 million and $4.6 million at December 31, 2000 and 1999, respectively. The amount was determined by calculating the effect of the hypothetical interest rate change on the Company's floating interest rate debt.

The fair market value of long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair market value of the Company's total long-term fixed interest rate debt at December 31, 2000 was approximately $730.8 million, which was below its carrying value by approximately $269.2 million. At December 31, 1999, the estimated fair market value of the Company's long-term fixed interest rate debt was $907.9 million, which was below its carrying value by approximately $92.1 million. A hypothetical 100 basis point decrease in the prevailing interest rates at December 31, 2000 would result in an increase in the fair market value of total long-term fixed interest rate debt by approximately $30.9 million ($47.3 million at December 31, 1999). Fair market values are determined from quoted market prices where available or based on estimates.

EFFECTS OF INFLATION

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are expected to be cash from its operations and funds available under the Senior Credit Facility. At February 22, 2001, the maximum commitment under the Senior Credit Facility was $800 million and the Company had unused borrowing availability under the Senior Credit Facility totaling $102.9 million. The Senior Credit Facility contains covenants, which, among other things, limit indebtedness and require the maintenance of certain financial ratios and minimum net worth (as defined).

The Company's principal uses of cash for the next several years will be operating expenses, capital expenditures and debt service requirements related primarily to interest payments. The Company spent approximately $76.7 million in 2000 on capital expenditures and intends to invest approximately $85 million in 2001. The Board of Directors approved the payment of quarterly cash dividends of $.02 per share, which were paid on March 1, 2000, June 1, 2000, September 1, 2000 and December 1, 2000 plus

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS--CONTINUED

LIQUIDITY AND CAPITAL RESOURCES--CONTINUED

a special dividend of $2.00 per share which was paid on June 1, 2000, totaling approximately $103.3 million, and has approved the payment of a quarterly cash dividend of $.02 per share payable on March 1, 2001 to shareholders of record as of February 23, 2001.

During 2000, the Company purchased approximately 3.8 million shares under its various stock repurchase programs, at an average price of $16.79 per share. The Board of Directors has approved the purchase of up to 27 million shares of the Company's common stock, subject to the Company's debt limitations. At
February 22, 2001, approximately 3.6 million shares remained to be purchased under these programs.

The Company, through a "bankruptcy remote" receivables subsidiary, has a Trade Receivables Program which provides for the sale of accounts receivable, on a revolving basis. At December 31, 2000 and December 31, 1999, $140 million and $154 million, respectively, had been sold under this program and the sale is reflected as a reduction of accounts receivable in the Company's Consolidated Balance Sheets. The cost of the Trade Receivables Program in 2001 is estimated to total approximately $9.7 million, compared with $9.6 million in 2000, and will be charged to selling, general and administrative expenses.

Debt service requirements for interest payments in 2001 are estimated to total approximately $135.1 million (excluding amounts related to the Trade Receivables Program) compared with interest payments of $122.9 million in 2000. The Company's long-term indebtedness has no scheduled principal reduction requirements during 2001.

Management believes that cash from the Company's operations and borrowings under its credit agreements will provide the funding necessary to meet the Company's anticipated requirements for capital expenditures, operating expenses and stock repurchases and to enable it to meet its anticipated debt service requirements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements for the years ended December 31, 2000, 1999 and 1998

Report of Ernst & Young LLP, Independent Auditors...............................         18
Consolidated Balance Sheets.....................................................    19 - 20
Consolidated Statements of Operations...........................................         21
Consolidated Statements of Stockholders' Equity (Deficit).......................         22
Consolidated Statements of Cash Flows...........................................         23
Notes to Consolidated Financial Statements......................................    24 - 38

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

BOARD OF DIRECTORS AND STOCKHOLDERS
WESTPOINT STEVENS INC.

We have audited the accompanying consolidated balance sheets of WestPoint Stevens Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at
Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WestPoint Stevens Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                       /s/ Ernst & Young LLP


Columbus, Georgia
February 2, 2001
except for Note 2, as to which
the date is March 26, 2001

                             WESTPOINT STEVENS INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                           DECEMBER 31,
                                                                                              -----------------------------------
                                                                                                 2000                     1999
                                                                                              -----------             -----------
ASSETS
Current Assets
         Cash and cash equivalents .......................................................    $       167             $       162
         Accounts receivable (less allowances of $22,063
              and $18,950, respectively) .................................................         99,191                  85,419
         Inventories .....................................................................        407,332                 448,887
         Prepaid expenses and other current assets .......................................         42,247                  13,842
                                                                                              -----------             -----------
                   Total current assets ..................................................        548,937                 548,310

Property, Plant and Equipment
         Land ............................................................................          6,767                   6,781
         Buildings and improvements ......................................................        341,932                 346,141
         Machinery and equipment .........................................................        991,481                 983,209
         Leasehold improvements ..........................................................         11,478                  10,918
                                                                                              -----------             -----------
                                                                                                1,351,658               1,347,049
         Less accumulated depreciation and amortization ..................................       (579,638)               (506,337)
                                                                                              -----------             -----------
                   Net property, plant and equipment .....................................        772,020                 840,712

Other Assets
         Deferred financing fees .........................................................         18,497                  19,362
         Prepaid pension and other assets ................................................         72,829                  62,857
         Goodwill ........................................................................         46,166                  69,433
                                                                                              -----------             -----------
                   Total other assets ....................................................        137,492                 151,652
                                                                                              -----------             -----------
                                                                                              $ 1,458,449             $ 1,540,674
                                                                                              ===========             ===========


                             See accompanying notes.

                             WESTPOINT STEVENS INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                          DECEMBER 31,
                                                                                              -----------------------------------
                                                                                                 2000                     1999
                                                                                              -----------             -----------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
         Senior Credit Facility ..........................................................    $   152,849             $    89,803
         Accrued interest payable ........................................................          4,734                   4,336
         Accounts payable ................................................................         75,883                  94,036
         Other accrued liabilities .......................................................        135,404                 127,059
                                                                                              -----------             -----------

                         Total current liabilities .......................................        368,870                 315,234

Long-Term Debt ...........................................................................      1,475,000               1,375,000

Noncurrent Liabilities
         Deferred income taxes ...........................................................        265,812                 284,003
         Other liabilities ...............................................................         61,588                  64,457
                                                                                              -----------             -----------

                         Total noncurrent liabilities ....................................        327,400                 348,460

Stockholders' Equity (Deficit)
         Common Stock and capital in excess of par value:
               Common Stock, $.01 par value; 200,000,000
               shares authorized; 71,099,649 shares issued ...............................        367,515                 361,504
         Accumulated deficit .............................................................       (650,943)               (484,378)
         Treasury stock; 21,686,082 and 18,858,823 shares at cost, respectively ..........       (420,421)               (363,972)
         Accumulated other comprehensive income (loss) ...................................         (1,774)                 (2,112)
         Unearned compensation ...........................................................         (7,198)                 (9,062)
                                                                                              -----------             -----------

                        Total stockholders' equity (deficit) .............................       (712,821)               (498,020)
                                                                                              -----------             -----------

                                                                                              $ 1,458,449             $ 1,540,674
                                                                                              ===========             ===========


                             See accompanying notes.

                             WESTPOINT STEVENS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     YEAR ENDED DECEMBER 31,
                                                                      -----------------------------------------------------
                                                                         2000                  1999                 1998
                                                                      -----------          -----------          -----------
Net sales ..................................................          $ 1,815,870          $ 1,883,263          $ 1,778,991
Cost of goods sold .........................................            1,427,447            1,377,917            1,304,231
                                                                      -----------          -----------          -----------

    Gross earnings .........................................              388,423              505,346              474,760

Selling, general and administrative expenses ...............              244,278              237,246              226,437
Restructuring and impairment charge ........................              109,199                   --                   --
                                                                      -----------          -----------          -----------

    Operating earnings .....................................               34,946              268,100              248,323

Interest expense ...........................................              122,287              102,395              105,677
Other expense-net ..........................................               11,419                2,843                  968
                                                                      -----------          -----------          -----------

    Income (loss) from operations before
       income tax expense (benefit) and
       extraordinary item ..................................              (98,760)             162,862              141,678

Income tax expense (benefit) ...............................              (35,450)              58,750               51,125
                                                                      -----------          -----------          -----------

    Income (loss) from operations before
        extraordinary item .................................              (63,310)             104,112               90,553

Extraordinary item - loss on early extinguishment
    of debt (net of income tax benefit of $28,474) .........                   --                   --              (50,621)
                                                                      -----------          -----------          -----------

    Net income (loss) ......................................          $   (63,310)         $   104,112          $    39,932
                                                                      ===========          ===========          ===========

Basic net income (loss) per common share:
    Income (loss) before extraordinary item ................          $     (1.28)         $      1.89          $      1.57
    Extraordinary item - loss on early
        extinguishment of debt .............................                   --                   --                 (.88)
                                                                      -----------          -----------          -----------
    Net income (loss) per common share .....................          $     (1.28)         $      1.89          $       .69
                                                                      ===========          ===========          ===========

Diluted net income (loss) per common share:
    Income (loss) before extraordinary item ................          $     (1.28)         $      1.84          $      1.51
    Extraordinary item - loss on early
        extinguishment of debt .............................                   --                   --                 (.84)
                                                                      -----------          -----------          -----------
    Net income (loss) per common share .....................          $     (1.28)         $      1.84          $       .67
                                                                      ===========          ===========          ===========

Basic average common shares outstanding ....................               49,635               55,119               57,791
    Dilutive effect of stock options and
        stock bonus plan ...................................                   --                1,479                2,158
                                                                      -----------          -----------          -----------
Diluted average common shares outstanding ..................               49,635               56,598               59,949
                                                                      ===========          ===========          ===========


                             See accompanying notes.

                             WESTPOINT STEVENS INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                          COMMON
                                                           STOCK
                                                            AND                                       ACCUMU-
                                                          CAPITAL                                      LATED
                                                             IN                                        OTHER
                                                           EXCESS                                     COMPRE-
                                                             OF       TREASURY STOCK                  HENSIVE  UNEARNED
                                                  COMMON    PAR     -------------------  ACCUMULATED   INCOME   COMPEN-
                                                  SHARES   VALUE     SHARES     AMOUNT     DEFICIT     (LOSS)   SATION      TOTAL
                                                  ------  --------  -------   ---------  -----------  -------- --------   ---------
Balance, January 1, 1998 ......................   70,296  $337,351  (10,895)  $(134,505)  $(625,047)  $(2,792)  $    --   $(424,993)

  Comprehensive income:
     Net income ................................      --        --       --          --      39,932        --        --      39,932
     Minimum pension liability adjustment ......      --        --       --          --          --       813        --         813
     Foreign currency translation adjustment ...                                                         (951)                 (951)
                                                                                                                          ---------
  Comprehensive income .........................                                                                             39,794
                                                                                                                          ---------
  Exercise of management stock options
     including tax benefit .....................     566     5,235      (57)     (1,666)         --        --        --       3,569
  Issuance of stock pursuant to Stock Bonus
     Plan including tax benefit ................      --       851      212       2,421          --        --        --       3,272
  Purchase of treasury shares ..................      --        --   (3,837)   (109,094)         --        --        --    (109,094)
                                                  ------  --------  -------   ---------   ---------   -------   -------   ---------

Balance, December 31, 1998 .....................  70,862   343,437  (14,577)   (242,844)   (585,115)   (2,930)       --    (487,452)

  Comprehensive income:
     Net income ................................      --        --       --          --     104,112        --        --     104,112
     Foreign currency translation adjustment ...                                                          818                   818
                                                                                                                          ---------
  Comprehensive income .........................                                                                            104,930
                                                                                                                          ---------
  Exercise of management stock options
     including tax benefit .....................     238     8,744      399         112          --        --        --       8,856
  Issuance of stock pursuant to Stock Bonus
     Plan including tax benefit ................      --     2,184      295       3,193          --        --        --       5,377
  Issuance of restricted stock .................      --     7,139      501       2,255          --        --    (9,394)         --
  Amortization of compensation .................      --        --       --          --          --        --       332         332
  Purchase of treasury shares ..................      --        --   (5,477)   (126,688)         --        --        --    (126,688)
  Cash dividends ...............................      --        --       --          --      (3,355)       --        --      (3,355)
  Stock dividends pursuant to Stock Bonus Plan..      --        --       --          --         (20)       --        --         (20)
                                                  ------  --------  -------   ---------   ---------   -------   -------   ---------

Balance, December 31, 1999 .....................  71,100   361,504  (18,859)   (363,972)   (484,378)   (2,112)   (9,062)   (498,020)

  Comprehensive income:
     Net income (loss) .........................      --        --       --          --     (63,310)       --        --     (63,310)
     Foreign currency translation adjustment ...                                                          338                   338
                                                                                                                          ---------
  Comprehensive income .........................                                                                            (62,972)
                                                                                                                          ---------
  Exercise of management stock options
     including tax benefit .....................      --     4,148      754       5,251          --        --        --       9,399
  Issuance of stock pursuant to Stock Bonus
     Plan including tax benefit ................      --     1,858      248       2,602          --        --        --       4,460
  Issuance of restricted stock .................      --         5        2          14          --        --       (19)         --
  Amortization of compensation .................      --        --       --          --          --        --     1,883       1,883
  Purchase of treasury shares ..................      --        --   (3,831)    (64,316)         --        --        --     (64,316)
  Cash dividends ...............................      --        --       --          --    (103,253)       --        --    (103,253)
  Stock dividends pursuant to Stock
     Bonus Plan ................................      --        --       --          --          (2)       --        --          (2)
                                                  ------  --------  -------   ---------   ---------   -------   -------   ---------

Balance, December 31, 2000 .....................  71,100  $367,515  (21,686)  $(420,421)  $(650,943)  $(1,774)  $(7,198)  $(712,821)
                                                  ======  ========  =======   =========   =========   =======   =======   =========


                             See accompanying notes.

                             WESTPOINT STEVENS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                 -----------------------------------------------
                                                                                     2000              1999             1998
                                                                                 ------------      ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ......................................................      $    (63,310)     $    104,112     $     39,932
   Adjustments to reconcile net income (loss) to net
      cash provided by (used for) operating activities:
         Depreciation and other amortization ..............................            80,775            84,091           80,567
         Deferred income taxes ............................................           (41,735)           52,213           19,588
         Changes in assets and liabilities excluding the effect of
            acquisitions, dispositions and the Trade Receivables Program:
               Accounts receivable ........................................               228           (24,333)          (3,319)
               Inventories ................................................            39,785           (67,865)         (31,677)
               Prepaid expenses and other current assets ..................            (6,697)            4,209            4,211
               Accrued interest payable ...................................               398              (441)          (2,043)
               Accounts payable and other accrued liabilities .............           (23,326)              (95)           5,320
               Other-net ..................................................            (9,562)          (18,828)         (10,367)
         Restructuring and impairment charge ..............................           109,199                --               --
         Extraordinary item - loss on early extinguishment of debt ........                --                --           79,095
                                                                                 ------------      ------------     ------------
   Total adjustments ................................................                 149,065            28,951          141,375
                                                                                 ------------      ------------     ------------

Net cash provided by operating activities .................................            85,755           133,063          181,307
                                                                                 ------------      ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ...................................................           (76,742)         (148,610)        (147,463)
   Net proceeds from sale of assets .......................................               624               537              825
   Purchase of business ...................................................                --                --          (42,169)
                                                                                 ------------      ------------     ------------

Net cash used for investing activities ....................................           (76,118)         (148,073)        (188,807)
                                                                                 ------------      ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Senior Credit Facility:
      Borrowings ..........................................................         1,337,785         1,016,621        1,533,419
      Repayments ..........................................................        (1,174,739)         (887,218)      (1,360,702)
   Net proceeds from Trade Receivables Program ............................           (14,000)            9,000           33,233
   Proceeds from issuance of Common Stock .................................             8,891             6,285            4,679
   Purchase of Common Stock for treasury ..................................           (64,316)         (126,688)        (110,760)
   Cash dividends paid ....................................................          (103,253)           (3,355)              --
   Principal payments on long-term debt ...................................                --                --       (1,025,000)
   Proceeds from sale of notes ............................................                --                --        1,000,000
   Fees associated with refinancing .......................................                --                --          (84,275)
                                                                                 ------------      ------------     ------------

Net cash provided by (used for) financing activities ......................            (9,632)           14,645           (9,406)
                                                                                 ------------      ------------     ------------

Net increase (decrease) in cash and cash equivalents ......................                 5              (365)         (16,906)
Cash and cash equivalents at beginning of period ..........................               162               527           17,433
                                                                                 ------------      ------------     ------------

Cash and cash equivalents at end of period ................................      $        167      $        162     $        527
                                                                                 ============      ============     ============


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

USE OF ESTIMATES. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base. However, as of December 31, 2000, substantially all of the Company's receivables were from companies in the retail industry.

CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments (consisting primarily of commercial paper and certificates of deposit) totaling approximately $0.2 million are included in cash and cash equivalents at December 31, 2000 and 1999. These investments are carried at cost, which approximates market value.

INVENTORIES. Inventory costs include material, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value). At December 31, 2000 and 1999, approximately 78% and 83%, respectively, of the Company's inventories are valued at the lower of cost or market using the "dollar value" last-in, first-out ("LIFO") method. The remainder of the inventories (approximately $89.2 million and $75.2 million at December 31, 2000 and 1999, respectively) are valued at the lower of cost (substantially first-in, first-out method) or market.

Inventories consist of the following (in thousands of dollars):

                                                    DECEMBER 31,
                                           -----------------------------
                                              2000               1999
                                           ----------         ----------
Finished goods ....................        $  183,660         $  203,364
Work in progress ..................           169,745            188,778
Raw materials and supplies ........            55,569             60,164
LIFO reserve ......................            (1,642)            (3,419)
                                           ----------         ----------
                                           $  407,332         $  448,887
                                           ==========         ==========

PROPERTY, PLANT AND EQUIPMENT. As a result of the adoption of Fresh Start reporting, as of September 30, 1992, property, plant and equipment were adjusted to their estimated fair values and historical accumulated depreciation was eliminated. Additions since September 30, 1992 are stated at cost.

Depreciation is computed over estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting. Depreciation expense was approximately $79.2 million, $82.3 million and $79.5 million in the years ended December 31, 2000, 1999 and 1998, respectively.

                             WESTPOINT STEVENS INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES--CONTINUED

PROPERTY, PLANT AND EQUIPMENT (CONTINUED). Estimated useful lives for property, plant and equipment are as follows:

Buildings and improvements ........         10 to 40 Years
Machinery and equipment ...........          3 to 18 Years
Leasehold improvements ............            Lease Terms

HEDGING TRANSACTIONS. The Company engages in hedging activities within the normal course of its business. Management has been authorized to manage exposure to price fluctuations relevant to the purchase of cotton through the use of a variety of derivative nonfinancial instruments. At December 31, 2000, these instruments covered a portion of the Company's 2001 cotton needs. Derivative nonfinancial instruments require or permit settlement by the delivery of commodities and include exchange traded commodity futures contracts and options. Gains and losses on these hedges, which were not material at December 31, 2000 and 1999, are deferred and subsequently recognized in income as cost of goods sold in the same period as the hedged item. The Company does not hold or issue derivative instruments for trading purposes.

INCOME TAXES. The Company accounts for income taxes under Statement No. 109, Accounting for Income Taxes. Under Statement 109, deferred income taxes are provided at the enacted marginal rates on the differences between the financial statement and income tax bases of assets and liabilities.

PENSION PLANS. The Company has defined benefit pension plans covering essentially all employees. The benefits are based on years of service and compensation. The Company's practice is to fund amounts that are required by the Employee Retirement Income Security Act of 1974. See Note 3 - Employee Benefit Plans.

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

STOCK-BASED COMPENSATION. The Company grants stock options for a fixed number of shares in accordance with certain of its benefit plans. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants if the exercise price is equal to or more than the fair value of the shares at the date of grant. Pro forma information regarding net income and earnings per share, as calculated under the provisions of Statement No. 123, Accounting for Stock-Based Compensation, are disclosed in Note 6 - Stockholders' Equity (Deficit).

FAIR VALUE DISCLOSURES. Cash and cash equivalents: The carrying amounts reported in the balance sheets for cash and cash equivalents approximate its fair value.

Accounts receivable and accounts payable: The carrying amounts reported in the balance sheets for accounts receivable and accounts payable approximate their fair value.

Long-term and short-term debt: The fair value of the Company's outstanding debt is estimated based on the quoted market prices for the same issues. The fair value of the $1,627.8 million and $1,464.8 million of outstanding debt at December 31, 2000 and 1999 was approximately $1,358.6 million and $1,372.7 million, respectively.

                             WESTPOINT STEVENS INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES--CONTINUED

ACQUISITIONS AND GOODWILL. The Company's acquisitions are accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired businesses are included in the accompanying consolidated financial statements as of their respective acquisition dates. Assets acquired and liabilities assumed of acquired businesses have been recorded at their estimated fair values. The excess of the purchase price over identified assets is classified as goodwill and is amortized on a straight-line basis over a forty-year period.

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

Pro forma results have not been presented, as they are not significantly different than reported amounts.

IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

REVENUE RECOGNITION. The Company recognizes revenue when title to the goods sold passes to the buyer, which is generally at the time of shipment.

EARNINGS PER COMMON SHARE. Basic and diluted earnings per share are calculated in accordance with Statement No. 128, Earnings per Share. Basic earnings per share is based on the weighted average number of common shares outstanding, and diluted earnings per share includes any dilutive effects of stock options and the Company's stock bonus plan.

SEGMENT INFORMATION. The Company is in one business segment, the consumer home fashions business, and follows the requirements of Statement No. 131, Disclosures about Segments of an Enterprise and Related Information.

ACCOUNTING POLICIES ADOPTED AND NOT YET ADOPTED. In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which has since been amended by Statement Nos. 137 and 138. The statement and its amendments will require the Company to recognize all derivatives on the balance sheet at fair value. The Company will adopt Statement 133 at January 1, 2001, and has concluded that the impact of this statement will not have a significant impact on its financial statements.

In September 2000, the FASB issued Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, that replaces, in its entirety, FASB Statement No. 125. Although Statement 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it as incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. As required, the Company will apply the new rules prospectively to transactions beginning in the second quarter of 2001. Based on current circumstances, the Company believes the application of the new rules will not have a material impact on its financial statements.

                             WESTPOINT STEVENS INC.

2. INDEBTEDNESS AND FINANCIAL ARRANGEMENTS

Indebtedness is as follows (in thousands of dollars):

                                                                       DECEMBER 31,
                                                            ----------------------------------
                                                               2000                1999
                                                            ------------          ------------
Short-term indebtedness
    Senior Credit Facility .......................          $    152,849          $     89,803
                                                            ============          ============

Long-term indebtedness
    Senior Credit Facility .......................          $    475,000          $    375,000
    7-7/8% Senior Notes due 2005 .................               525,000               525,000
    7-7/8% Senior Notes due 2008 .................               475,000               475,000
                                                            ------------          ------------
                                                            $  1,475,000          $  1,375,000
                                                            ============          ============

The Company's Senior Credit Facility with certain lenders (collectively, the "Banks") consists of an $800 million revolving credit facility ("Revolver"), subject to scheduled reductions, with a Revolver expiration date of November 30, 2004. The Company has included $475 million of Revolver in long-term debt at December 31, 2000 because the Company intends that at least that amount would remain outstanding during the next twelve months. Borrowing availability under the Senior Credit Facility was reduced by approximately $17.8 million of outstanding letters of credit at December 31, 2000.

In the second quarter of 2000, the Company's Senior Credit Facility was amended primarily to permit the restructuring, impairment and other costs of the Eight-Point Plan and the payment of a special dividend, plus add an additional financial ratio. During the first quarter of 2001, the Company's Senior Credit Facility was further amended primarily to modify certain financial ratios, limit restricted equity payments and capital expenditures, and provide for scheduled reductions of the $800 million revolving commitment. The latest amendment to the Senior Credit Facility provides for a $25 million reduction in the revolving commitment on each of the following dates: August 1, 2001, November 1, 2001, February 1, 2002, July 1, 2002, November 1, 2002, February 1, 2003, July 1, 2003
and November 1, 2003. The amendment further provides that any increase in the Trade Receivables Program above the current $160 million limit, up to a $200 million limit, would reduce the revolving commitment under the Senior Credit Facility by a similar amount.

At the option of the Company, interest under the Senior Credit Facility will be payable monthly, either at the prime rate plus 1.00% or at LIBOR plus 2.75%. The Company pays a facility fee in an amount equal to 0.25% prior to April 1, 2001 and 0.50% thereafter of each Bank's commitment under the Revolver. Upon the Company achieving certain ratios of debt to EBITDA (as defined) the facility fee will be reduced to 0.375%. The loans under the Senior Credit Facility are secured by the pledge of all the stock of the Company's material subsidiaries and a first priority lien on substantially all of the assets of the Company, other than the Company's accounts receivable.

On April 29, 1998, the Company announced cash tender offers and consent solicitations for all of its then outstanding 8-3/4% Senior Notes due 2001 and its 9-3/8% Senior Subordinated Debentures due 2005. The tender offers were consummated on June 9, 1998. The Company purchased the tendered notes with the proceeds from the issuance of $525 million of its 7-7/8% Senior Notes due 2005 and $475 million of its 7-7/8% Senior Notes due 2008 and with the proceeds from the refinancing of its existing Senior Credit Facility with an amended and restated Senior Credit Facility. The issuance of the new notes and the amendment and restatement of the Senior Credit Facility were also consummated on June 9, 1998. On June 10, 1998, the Company announced the redemption of its 9% Sinking Fund Debentures due 2017 and the redemption was consummated on July 9, 1998 with available borrowings under the Senior Credit Facility. As a result of the refinancing transactions discussed above, the Company recorded an extraordinary charge of $50.6 million, net of income taxes of $28.5 million, related to the early extinguishment of debt. The extraordinary charge consisted primarily of tender premiums and the write-off of deferred debt fees.

                             WESTPOINT STEVENS INC.

2. INDEBTEDNESS AND FINANCIAL ARRANGEMENTS--CONTINUED

The 7-7/8% Senior Notes due 2005 and 7-7/8% Senior Notes due 2008 (together, the "Senior Notes") are general unsecured obligations of the Company and rank pari passu in right of payment with all existing or future unsecured and unsubordinated indebtedness of the Company and senior in right of payment to all subordinated indebtedness of the Company. The Senior Notes bear interest at the rate of 7-7/8% per annum, payable semi-annually on June 15 and December 15 of each year. The Senior Notes are redeemable, in whole or in part, at any time at the option of the Company at 100% of the principal amount thereof plus the Make-Whole Premium (as defined) plus accrued and unpaid interest, if any, to the date of purchase. In addition, in the event of a Change of Control (as defined), the Company will be required to make an offer to purchase the notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

The Company's credit agreements contain a number of customary covenants including, among others, restrictions on the incurrence of indebtedness, transactions with affiliates, and certain asset dispositions as well as limitations on restricted equity payments and capital expenditures. Certain provisions require the Company to maintain certain financial ratios, a minimum interest coverage ratio, a minimum debt to EBITDA ratio and a minimum consolidated net worth (as defined). At December 31, 2000, the Company could make restricted equity payments of $6 million in 2001, subject to the achievement of certain interest coverage ratios.

The Company, through a "bankruptcy remote" receivables subsidiary, has a Trade Receivables Program which provides for the sale of accounts receivable on a revolving basis. In December 2000, the Company amended and extended its existing Trade Receivables Program for an additional three-month period with an independent issuer of receivables backed commercial paper, and in March 2001 amended and extended the maturity date of its existing Trade Receivables Program until January 2002. Under the terms of the Trade Receivables Program, the Company has agreed to sell on an ongoing basis, and without recourse, an undivided ownership interest in its accounts receivable portfolio. The Company maintains the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The agreement permits the sale of up to $160 million of accounts receivable. The cost of the Trade Receivables Program is charged to selling and administrative expense in the accompanying Consolidated Statements of Operations. At December 31, 2000 and 1999, $140.0 million and $154.0 million, respectively, of accounts receivable had been sold pursuant to the Trade Receivables Programs and the sale is reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets.

Excluding amounts related to the Revolver, maturities of long-term debt for the next four years is zero and in 2005 is $525 million.

                             WESTPOINT STEVENS INC.

3. EMPLOYEE BENEFIT PLANS

PENSION PLANS

The following table sets forth data for the Company's pension plans and amounts recognized in the accompanying Consolidated Balance Sheets at December 31, 2000 and 1999 (in thousands of dollars):

                                                                               YEAR ENDED DECEMBER 31,
                                                                           -------------------------------
                                                                              2000                 1999
                                                                           ----------           ----------
Change in benefit obligation:
    Projected benefit obligation at beginning of year ...........          $  306,248           $  331,846
    Service cost ................................................               8,077                8,601
    Interest cost ...............................................              24,224               23,305
    Plan amendments .............................................                  --                   27
    Actuarial (gains) or losses .................................              12,887              (29,404)
    Benefit payments ............................................             (27,480)             (28,127)
                                                                           ----------           ----------
Projected benefit obligation at end of year .....................          $  323,956           $  306,248
                                                                           ==========           ==========

Change in plan assets:
    Fair value of plan assets at beginning of year ..............          $  313,278           $  340,739
    Actual return on plan assets ................................              15,978               (9,711)
    Employer contributions ......................................               3,395               10,377
    Benefit payments ............................................             (27,480)             (28,127)
                                                                           ----------           ----------
Fair value of plan assets at end of year ........................          $  305,171           $  313,278
                                                                           ==========           ==========

                                                                               YEAR ENDED DECEMBER 31,
                                                                           -------------------------------
                                                                              2000                 1999
                                                                           ----------           ----------
Funded status:
    Projected benefit obligation ................................          $ (323,956)          $ (306,248)
    Fair value of assets ........................................             305,171              313,278
                                                                           ----------           ----------
    Funded status ...............................................             (18,785)               7,030
                                                                           ----------           ----------
    Unrecognized amounts:
       Prior service cost .......................................                  23                    7
       Net actuarial losses .....................................              80,280               54,952
                                                                           ----------           ----------
       Total unrecognized .......................................              80,303               54,959
                                                                           ----------           ----------
Prepaid pension cost at year-end ................................          $   61,518           $   61,989
                                                                           ==========           ==========

Weighted average assumptions as of December 31:
    Discount rate ...............................................                7.75%                8.25%
    Expected return on plan assets ..............................                10.0%                10.0%
    Rate of compensation increase ...............................                 3.5%                 3.5%

                                                                               YEAR ENDED DECEMBER 31,
                                                                           -------------------------------
                                                                              2000                 1999
                                                                           ----------           ----------
Components of net periodic pension cost (benefit):
    Service cost ................................................          $    8,077           $    8,601
    Interest cost ...............................................              24,224               23,305
    Expected return on plan assets ..............................             (30,326)             (33,058)
    Net amortization ............................................               1,891                1,124
                                                                           ----------           ----------
Net periodic pension expense (benefit) ..........................          $    3,866           $      (28)
                                                                           ==========           ==========

                             WESTPOINT STEVENS INC.

3. EMPLOYEE BENEFIT PLANS--CONTINUED

PENSION PLAN--CONTINUED

Plan assets are primarily invested in United States Government and corporate debt securities and equity securities. At December 31, 2000 and 1999, the Company's pension plans held 705,558 shares of the Company's common stock with an aggregate cost of $20 million and market values of $5.3 million and $12.3 million, respectively.

RETIREMENT SAVINGS PLAN

The Company matches 50% of each employee's before-tax contributions up to 2% of the employee's compensation. Company contributions may be made either in cash or in shares of Common Stock of the Company. During 2000, 1999 and 1998, the Company charged $2.5 million, $2.6 million and $2.3 million, respectively, to expense in connection with the 401K Plan.

OTHER POST-RETIREMENT BENEFIT PLANS

In addition to sponsoring defined benefit pension plans, the Company sponsors various defined benefit post-retirement plans that provide health care and life insurance benefits to certain current and future retirees. All such post-retirement benefit plans are unfunded. The following table presents the status of post-retirement plans (in thousands of dollars):

                                                                               YEAR ENDED DECEMBER 31,
                                                                           -------------------------------
                                                                              2000                 1999
                                                                           ----------           ----------
Accumulated post-retirement benefit obligation at beginning of year        $   14,603           $   16,173
    Service cost ................................................                   1                    1
    Interest cost ...............................................               1,126                1,105
    Actuarial gains .............................................                 (83)              (1,214)
    Benefit payments ............................................              (1,387)              (1,462)
                                                                           ----------           ----------
Accumulated post-retirement benefit obligation at end of year ...          $   14,260           $   14,603
                                                                           ==========           ==========

Net periodic post-retirement benefit plans expense is not material during the three-year period ended December 31, 2000.

As of December 31, 2000, the actuarial assumptions include a discount rate of 7.75% and a medical care trend rate of 7.5% for 2000, grading down to 6% by 2003. These trend rates reflect the Company's prior experience and management's expectation of future rates. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit plans obligations as of December 31, 2000 by approximately $0.4 million, and the aggregate service and interest cost components of net periodic post-retirement benefit cost for the year ended December 31, 2000 by an immaterial amount.

4.  DEFERRED FINANCING FEES

Included in "Other expense-net" in the accompanying Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2000, 1999 and 1998, is the amortization of deferred financing fees of $3.2 million, $2.9 million and $3.3 million, respectively. Amendment fees related to the Senior Credit Facility are capitalized in the period incurred and amortized over the remaining term of the facility.

                             WESTPOINT STEVENS INC.

5. INCOME TAXES

The Company accounts for income taxes in accordance with Statement 109; accordingly deferred income taxes are provided at the enacted marginal rates on the difference between the financial statement and income tax bases of assets and liabilities. Deferred income tax provisions or benefits are based on the change in the deferred tax assets and liabilities from period to period.

The total provision (benefit) for income taxes before extraordinary item consisted of the following (in thousands of dollars):

                                                  YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------------
                                      2000                 1999                 1998
                                   ----------           ----------           ----------
Current
          Federal .......          $    5,041           $    2,039           $      966
          State .........               1,184                2,018                  792
          Foreign .......                (122)                (136)                 (50)
Deferred ................             (41,553)              54,829               49,417
                                   ----------           ----------           ----------
                                   $  (35,450)          $   58,750           $   51,125
                                   ==========           ==========           ==========

Income tax expense (benefit) differs from the statutory federal income tax rate of 35% for the following reasons (in thousands of dollars):

                                                                                       YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------------------
                                                                             2000                1999                1998
                                                                           ---------           ---------           --------
Income tax expense (benefit) at federal statutory income
    tax rate ....................................................          $ (34,566)          $  57,002           $ 49,587
State income taxes (net of effect of federal income tax) ........             (3,434)              3,303              1,232
Other-net .......................................................              2,550              (1,555)               306
                                                                           ---------           ---------           --------
Income tax expense ..............................................          $ (35,450)          $  58,750           $ 51,125
                                                                           =========           =========           ========

Components of the net deferred income tax liability are as follows (in thousands of dollars):

                                                                                                         DECEMBER 31,
                                                                                               -------------------------------
                                                                                                  2000                 1999
                                                                                               ----------           ----------
Deferred tax liabilities:
        Basis differences resulting from reorganization .............................          $ (185,375)          $ (185,146)
        Accelerated depreciation ....................................................             (69,401)             (81,632)
        Income taxes related to prior years, including interest .....................             (17,283)             (16,815)
        Nondeductible expenses ......................................................             (37,881)             (41,549)

Deferred tax assets:
        Reserves for litigation, environmental, employee benefits and other .........              26,953               29,874
        Other .......................................................................              17,175               11,265
                                                                                               ----------           ----------
                                                                                               $ (265,812)          $ (284,003)
                                                                                               ==========           ==========

At December 31, 2000, the Company has estimated net operating loss carryforwards ("NOLs") expiring in 2004-2009 of approximately $167 million available to reduce future federal taxable income. Due to the ownership change which occurred September 16, 1992 in connection with a reorganization, the utilization of NOLs generated prior to this date are subject to limitation under Internal Revenue Code Section 382.

                             WESTPOINT STEVENS INC.

6. STOCKHOLDERS' EQUITY (DEFICIT)

COMPREHENSIVE INCOME

FASB Statement No. 130, Reporting Comprehensive Income, requires presentation of comprehensive income (net income plus changes in currency translation adjustments and minimum pension liability). The Company presents comprehensive income for all periods in the Consolidated Statements of Stockholders' Equity (Deficit).

Components of accumulated other comprehensive income (loss) consisted of foreign currency translation adjustments at the end of each period presented.

STOCK OPTIONS AND RESTRICTED STOCK

The Company has granted stock options under various stock plans to key employees and to non-employee directors. Also the Company granted certain contractual stock options which were not granted pursuant to any plan. The Omnibus Stock Incentive Plan (the "Omnibus Stock Plan"), an amendment and restatement of the 1993 Management Stock Option Plan, covers approximately 7.3 million shares of Common Stock, and also replaced the 1994 Non-Employee Directors Stock Option Plan after the 300,000 shares of Common Stock authorized under that plan had been granted. The Omnibus Stock Plan allows for six categories of incentive awards: options, stock appreciation rights, restricted shares, deferred shares, performance shares and performance units. Key employees are granted options under the various plans at terms (purchase price, expiration date and vesting schedule) established by a committee of the Board of Directors. Options granted either in accordance with contractual arrangements or pursuant to the various plans have been at a price which is approximately equal to fair market value on the date of grant. Such options are exercisable on the date of grant for a period of ten years. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted using the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 5.9%, 5.8% and 5.6%; volatility factors of the expected market price of the Company's common stock of .543, .300 and .265; and a weighted-average expected life of the option of 8 years. A weighted-average dividend yield of 1.01% was used for the 2000 valuation.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma stock based compensation costs resulted in 2000 pro forma net loss of $73.7 million (or pro forma diluted net loss per share of $1.49), 1999 pro forma net income of $96.6 million (or pro forma diluted net income per share of $1.71) and 1998 pro forma net income of $35.5 million (or pro forma diluted net income per share of $.59).

                             WESTPOINT STEVENS INC.

6. STOCKHOLDERS' EQUITY (DEFICIT)

STOCK OPTIONS AND RESTRICTED STOCK--CONTINUED

Changes in outstanding options were as follows:

                                                            NUMBER OF SHARES
                                                             (IN THOUSANDS)                           WEIGHTED AVERAGE
                                                   ----------------------------------------------       OPTION PRICE
                                                    QUALIFIED PLANS    CONTRACTUAL        TOTAL           PER SHARE
                                                   ----------------    -----------       --------     ----------------
Options outstanding at December 31, 1997                  4,042             40              4,082           $ 13.37
     Granted                                                754             --                754           $ 34.08
     Exercised and terminated                              (605)            --               (605)          $  8.79
                                                       --------           ----           --------           -------
Options outstanding at December 31, 1998                  4,191             40              4,231           $ 17.71
     Granted                                              2,477             --              2,477           $ 25.98
     Exercised and terminated                              (817)           (20)              (837)          $ 14.30
                                                       --------           ----           --------           -------
Options outstanding at December 31, 1999                  5,851             20              5,871           $ 21.42
     Granted                                              2,171             --              2,171           $  8.82
     Exercised and terminated                            (1,353)            --             (1,353)          $ 18.35
                                                       --------           ----           --------           -------
Options outstanding at December 31, 2000                  6,669             20              6,689           $ 18.16
                                                       ========           ====           ========           =======

At December 31, 2000, options for 3,150,165 shares were exercisable at prices ranging from $6.25 to $36.81 per share.

During 1999 and 2000, the Company awarded to certain key employees 520,000 restricted shares, of which 500,000 were not granted pursuant to any plan. The awards are subject to certain vesting requirements and 503,000 restricted shares were actually issued. The value of such stock was established by the market price on the date of grant and was recorded as unearned compensation. The unearned compensation is shown as a reduction of stockholders' equity in the accompanying Consolidated Balance Sheets and is being amortized ratably over the applicable restricted stock vesting period. During 2000 and 1999, $1.9 million and $0.3 million, respectively, was charged to expense related to restricted shares. In conjunction with one of the restricted stock awards, income tax withholding obligations were paid by the Company on November 26, 1999, and the Company received reimbursement for those income tax withholding obligations (plus interest) from the employee on February 4, 2000.

STOCK BONUS PLAN

The Company sponsors an employee benefit plan, the WestPoint Stevens Inc. 1995 Key Employee Stock Bonus Plan, as amended, (the "Stock Bonus Plan"), covering 2,000,000 shares of the Company's Common Stock. Under the Stock Bonus Plan, the Company may grant bonus awards of shares of Common Stock to key employees based on the Company's achievement of targeted earnings levels during the Company's fiscal year. For 2000 bonus shares were not earned, and for 1999 and 1998, respectively, bonus awards were deemed earned by 44 and 49 employees covering an aggregate of 194,604 shares and 266,121 shares of Common Stock. For performance years 1999 and later the Stock Bonus Plan provided for vesting of the bonus awards, if earned, of 10% on January 1 of the year following the year of award and 10% in each of the next nine years if the employee continues employment with the Company and for performance years prior to 1999 the Stock Bonus Plan provided for the vesting of the bonus awards of 20% on January 1 of the year following the year of award and 20% in each of the next four years if the employee continues employment with the Company. The Company charged $4.2 million, $7.9 million and $6.6 million to expense in 2000, 1999 and 1998, respectively, in connection with the Stock Bonus Plan.

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

The following is a schedule, by year, of future minimum lease payments as of December 31, 2000 under operating leases that have initial or remaining noncancellable lease terms in excess of one year (in thousands of dollars):

      YEAR ENDING DECEMBER 31,
      ------------------------
          2001 .................................        $ 20,432
          2002 .................................          19,883
          2003 .................................          16,625
          2004 .................................          12,755
          2005 .................................           9,659
          Years subsequent to 2005 .............           7,515
                                                        --------
          Total minimum lease payments .........        $ 86,869
                                                        ========


The following schedule shows the composition of total rental expense for all operating leases, except those with terms of one month or less that were not renewed (in thousands of dollars):

                                                       YEAR ENDED DECEMBER 31,
                                        ----------------------------------------------------
                                           2000                 1999                 1998
                                        ----------           ----------           ----------
Minimum lease payments .......          $   39,164           $   37,256           $   34,295
Less sublease rentals ........                (796)              (3,907)              (3,738)
                                        ----------           ----------           ----------
Rent expense .................          $   38,368           $   33,349           $   30,557
                                        ==========           ==========           ==========

8. LITIGATION AND CONTINGENT LIABILITIES

The Company is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and nonhazardous substances and wastes used in or resulting from its operations and potential remediation obligations thereunder. Certain of the Company's facilities (including certain facilities no longer owned or utilized by the Company) have been cited or are being investigated with respect to alleged violations of such laws and regulations. The Company is cooperating fully with relevant parties and authorities in all such matters. The Company believes that it has adequately provided in its financial statements for any expenses and liabilities that may result from such matters. The Company also is insured with respect to certain of such matters. The Company's operations are governed by laws and regulations relating to employee safety and health which, among other things, establish exposure limitations for cotton dust, formaldehyde, asbestos and noise, and regulate chemical and ergonomic hazards in the workplace.

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

                             WESTPOINT STEVENS INC.

9. CASH FLOW INFORMATION

                                                                                    YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------------
                                                                         2000                1999                1998
                                                                      ----------          ----------          ----------
(IN THOUSANDS OF DOLLARS)
Supplemental disclosures of cash flow information:
  Cash paid during the period:
        Interest ...........................................          $  122,903          $  104,062          $  107,720
                                                                      ==========          ==========          ==========
        Income taxes .......................................          $    6,587          $    2,669          $    2,326
                                                                      ==========          ==========          ==========

Included in the above 2000 and 1999 interest paid is $1.0 million and $1.2 million, respectively, of capitalized interest related to capital expenditure projects.

10. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

In 2000, the Company announced that its Board of Directors had approved the new Eight-Point Plan, which was created to be the guiding discipline for the Company in a global economy. The Board also approved a $222 million pretax charge for restructuring, impairment and other charges to cover the cost of implementing the plan. The Eight-Point Plan addresses the following points: 1) expand brands;
2) explore new licensing opportunities; 3) rationalize manufacturing; 4) reduce overhead; 5) increase global sourcing; 6) improve inventory utilization; 7) enhance supply chain and logistics; and 8) improve capital structure.

During 2000, the Company conducted an intense evaluation of its manufacturing process flow and capacity and how they relate to market demand. The Company adopted a plan to close certain manufacturing plants and consolidate manufacturing operations in an arrangement that will reduce costs and enable more efficient production. The Company also evaluated its internal support and administrative functions and adopted a plan to consolidate as well as outsource certain internal support and administrative functions.

As a result of the manufacturing rationalization, the Company announced the closure of its Rosemary (NC) terry facility, its Union (SC) pillow and mattress pad facility, its Seneca (SC) sheeting facility and its Whitmire (SC) yarn facility. The manufacturing rationalization also included capacity reductions at its Rosemary (NC) terry finishing and fabrication facilities and the conversion of its Carter (AL) sheeting facility to a terry facility.

The cost of the manufacturing rationalization and certain overhead reduction costs were reflected in a restructuring and impairment charge of $109.2 million, before taxes, in 2000. The components of the restructuring and impairment charge in 2000 included $66.8 million for the impairment of fixed assets, $23.7 million for the impairment of goodwill and other assets and $18.7 million in reserves to cover cash expenses related to severance benefits of $14.7 million and other exit costs, including lease terminations, of $4 million.

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

                                                                       EMPLOYEE          OTHER
                                                      WRITEDOWN      TERMINATION          EXIT              TOTAL
                                                       ASSETS          BENEFITS          COSTS             CHARGE
                                                      ---------      -----------         ------           --------
2000 Restructuring and Impairment Charge:
         Second Quarter                                $ 87.9           $  4.6           $  3.4           $   95.9
         Third Quarter                                     --              5.8              0.3                6.1
         Fourth Quarter                                   2.6              4.3              0.3                7.2
                                                       ------           ------           ------           --------
Total Charge                                             90.5             14.7              4.0              109.2
Writedown Assets to Net Recoverable Value               (90.5)              --               --              (90.5)
Cash Payments                                              --             (4.7)            (0.3)              (5.0)
                                                       ------           ------           ------           --------
Balance at December 31, 2000                           $   --           $ 10.0           $  3.7           $   13.7
                                                       ======           ======           ======           ========

                             WESTPOINT STEVENS INC.

10. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES--CONTINUED

During 2000, other costs of the Eight-Point Plan and other charges of $94 million, before taxes, were recognized including inventory writedowns of $74.2 million, claims of $5 million and other expenses of $6.1 million all reflected in cost of goods sold and other costs of $8.7 million reflected in other expense, net.

The Company expects to incur additional charges during 2001 related to severance benefits, relocation of machinery, training and other costs in connection with the Eight-Point Plan.


11. MAJOR CUSTOMER INFORMATION

The Company's consumer home fashions products are sold primarily to domestic chain stores, mass merchants, department and specialty stores. Sales to two customers, as a percent of net sales, amounted to approximately 14% each for the year ended December 31, 2000. Sales to three customers, as a percent of net sales, amounted to approximately 14%, 13% and 11% for the year ended December 31, 1999. Sales to two customers, as a percent of net sales, amounted to approximately 13% and 11% for the year ended December 31, 1998. During 2000, 1999 and 1998, the Company's six largest customers accounted for approximately 53%, 56% and 53%, respectively, of the Company's net sales.

                             WESTPOINT STEVENS INC.

12.  QUARTERLY FINANCIAL SUMMARY (UNAUDITED)

                                                                                             QUARTER
                                                                 ---------------------------------------------------------------
                                                                   FIRST            SECOND             THIRD             FOURTH
                                                                 --------          --------           --------          --------
(IN MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)

YEAR ENDED DECEMBER 31, 2000
Net sales .............................................          $  447.8          $  462.0           $  487.9          $  418.2
Gross earnings(1) .....................................             116.4              53.3              130.4              88.3
Operating earnings (loss)(2) ..........................              53.9            (104.2)              64.1              21.1

Net income (loss)(3) ..................................              15.6             (89.8)              19.8              (8.9)

Basic net income (loss) per common share(4):
         Net income (loss) per common share ...........               .31             (1.81)               .40              (.18)

Diluted net income (loss) per common share(4)(5):
         Net income (loss) per common share ...........               .31             (1.81)               .40              (.18)


YEAR ENDED DECEMBER 31, 1999
Net sales .............................................          $  441.5          $  453.5           $  503.1          $  485.2
Gross earnings ........................................             113.5             118.3              143.7             129.8
Operating earnings ....................................              49.3              56.4               86.5              75.9

Net income ............................................              15.6              19.6               38.1              30.8

Basic net income per common share(4):
    Net income per common share .......................               .28               .35                .69               .57

Diluted net income per common share(4):
    Net income per common share .......................               .27               .34                .67               .56

(1)Gross earnings for the second, third and fourth quarter of 2000 include costs of the Eight-Point Plan of $67.2 million, $6.2 million and $11.9 million, respectively.

(2)Operating earnings (loss) for the second, third and fourth quarter of 2000 include restructuring and impairment charges of $95.9 million, $6.1 million and $7.2 million, respectively, and other costs of the Eight-Point Plan of $67.2 million, $6.2 million and $11.9 million, respectively, totaling $163.1 million, $12.3 million and $19.1 million, respectively.

(3)Net income (loss) for the second, third and fourth quarter of 2000 includes restructuring and impairment charges of $95.9 million, $6.1 million and $7.2 million, respectively, other costs of the Eight-Point Plan and other charges of $72.3 million, $6.2 million and $15.5 million, respectively, before income tax benefit of $60.5 million, $4.4 million and $8.2 million, respectively, for a net amount of $107.7 million, $7.9 million and $14.5 million, respectively.

(4)Net income (loss) per common share calculations for each of the quarters is based on the average common shares outstanding for each period.

(5)Diluted net income (loss) per common share for the second, third and fourth quarter of 2000 adjusted to remove the impact of the restructuring and impairment charges and other costs of the Eight-Point Plan and other charges was $.36, $.56 and $.11, respectively.

                             WESTPOINT STEVENS INC.

13. RELATED PARTY TRANSACTIONS

The Company has a preferred interest and a 50% common ownership interest (with the Chairman of the Company) in an entity that owns a jet aircraft, which is used by the Company for business travel. During 2000, the Company recorded approximately $3 million in expense related to its ownership of the aircraft. Also during 2000, the Company approved a plan of recapitalization, which was later terminated, and subsequently paid approximately $850,000 in legal and advisory fees incurred by Mr. Green's affiliate and the other potential equity investors in connection with the recapitalization plan.

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         IDENTIFICATION OF DIRECTORS

The information called for in this item is incorporated by reference from the Company's 2001 definitive proxy statement (under the caption "Board of Directors") to be filed with the Securities and Exchange Commission by April 9, 2001 (the "Company's 2001 Proxy Statement").

         IDENTIFICATION OF EXECUTIVE OFFICERS

The information called for by this item is incorporated by reference from the Company's 2001 Proxy Statement (under the caption "Management").


ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference from the Company's 2001 Proxy Statement (under the caption "Executive Compensation").

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this item is incorporated by reference from the Company's 2001 Proxy Statement (under the caption "Security Ownership of Certain Beneficial Owners and Management").


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is incorporated by reference from the Company's 2001 Proxy Statement (under the caption "Certain Relationships and Related Transactions").

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS AND SCHEDULES

         FINANCIAL STATEMENTS.

      Consolidated Financial Statements for the three years ended December 31, 2000.

                                                                              PAGE
                                                                             -------
   Report of Ernst & Young LLP,  Independent Auditors ..............              18
   Consolidated Balance Sheets .....................................         19 - 20
   Consolidated Statements of Income ...............................              21
   Consolidated Statements of Stockholders' Equity (Deficit) .......              22
   Consolidated Statements of Cash Flows ...........................              23
   Notes to Consolidated Financial Statements ......................         24 - 38

All financial statements required to be filed as part of this Annual Report on Form 10-K are filed under "Item 8. Financial Statements and Supplementary Data."

FINANCIAL STATEMENT SCHEDULES

                                                                                    PAGE
                                                                                    ----
      Schedule II -- Valuation and Qualifying Accounts ................              45

Note: All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(B) REPORTS ON FORM 8-K

The Company filed a current report on Form 8-K on December 1, 2000. The item reported was "Item 5. Other Events." The Form 8-K contained an explanation of how the Company communicates with its shareholders, members of the investment community and other interested parties about the Company's operations.

EXHIBITS

     EXHIBIT
     NUMBER                DESCRIPTION OF EXHIBIT
     -------               ----------------------
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

         10.2     Form of Securities Purchase Agreement, dated as of March 12,
                  1993, among the Company, New Street Capital Corporation,
                  Magten Asset Management Corporation and each Other Holder (as defined therein), incorporated by reference to the Registration Statement on Form 10 (Commission File No.
                  0-21496) filed by the Company with the Commission on July 1, 1993.

         10.3 Form of directors and officers Indemnification Agreement with West Point-Pepperell, Inc., incorporated by reference to the Registration Statement on Form S-1 (Commission File No.
                  33-69858) filed by the Company with the Commission on October
                  1, 1993.

         10.4 1993 Management Stock Option Plan, incorporated by reference to the Registration Statement on Form 10 (Commission File No.
                  0-21496) filed by the Company with the Commission on July 1, 1993.

         10.5     West Point-Pepperell, Inc. Supplemental Retirement Plan for
                  Eligible Executives, as amended, incorporated by reference to the Schedule 14D-9 dated November 3, 1988 (Commission File No.
                  1-4490) filed by West Point-Pepperell, Inc. with the Commission.

         10.6     West Point-Pepperell, Inc. Supplemental Executive Retirement
                  Plan, as amended, incorporated by reference to the Schedule
                  14D-9 dated November 3, 1988 (Commission File No. 1-4490) filed by West Point-Pepperell, Inc. with the Commission.

         10.7     WestPoint Stevens Inc. 1994 Non-Employee Directors Stock
                  Option Plan, incorporated by reference to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994
                  (Commission File No. 0-21496) filed by the Company with the Commission.

         EXHIBIT
         NUMBER       DESCRIPTION OF EXHIBIT
         -------      ----------------------
         10.8         WestPoint Stevens Inc. Amended and Restated 1994 Non-Employee
                      Directors Stock Option Plan, incorporated by reference to the
                      Form 10-Q for the quarterly period ended June 30, 1995
                      (Commission File No. 0-21496) filed by the Company with the
                      Commission on August 9, 1995.

         10.9         WestPoint Stevens Inc. 1995 Key Employee Stock Bonus Plan,
                      incorporated by reference to the Registration Statement Form
                      S-8 (Registration No. 33-95580) filed by the Company on August
                      11, 1995.

         10.10        Form of directors and officers Indemnification Agreement with the Company, incorporated by reference to the Annual Report on
                      Form 10-K for the fiscal year ended December 31, 1995
                      (Commission File No. 0-21496) filed by the Company with the
                      Commission.

         10.11        WestPoint Stevens Inc. 1995 Key Employee Stock Bonus Plan (As
                      Amended), incorporated by reference to the Annual Report on
                      Form 10-K for the fiscal year ended December 31, 1995
                      (Commission File No. 0-21496) filed by the Company with the
                      Commission.

         10.12        First Amendment to the WestPoint Stevens Inc. Supplemental
                      Retirement Plan dated as of September 6, 1996, incorporated by reference to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 (Commission File No. 0-21496)
                      filed by the Company with the Commission.

         10.13 WestPoint Stevens Inc. Omnibus Stock Incentive Plan, incorporated by reference to the Company's 1997 Proxy
                      Statement (Commission File No. 0-21496) filed by the Company with the Commission.

         10.14        Indenture dated as of June 9, 1998, between the Company and
                      The Bank of New York, as trustee, for the 7-7/8% Senior Notes due 2005, incorporated by reference to Exhibit 4(a) to
                      Registration Statement on Form S-4 (Commission File No.
                      333-59817) filed by the Company with the Commission on July
                      24, 1998.

         10.15        Form of Old 7-7/8% Senior Notes due 2005 (included in the
                      Indenture incorporated by reference as Exhibit 10.34),
                      incorporated by reference to Exhibit 4(b) to Registration
                      Statement on Form S-4 (Commission File No. 333-59817) filed by the Company with the Commission on July 24, 1998.

         10.16        Form of Exchange 7-7/8% Senior Notes due 2005 (included in the
                      Indenture incorporated by reference as Exhibit 10.34),
                      incorporated by reference to Exhibit 4(c) to Registration
                      Statement on Form S-4 (Commission File No. 333-59817) filed by the Company with the Commission on July 24, 1998.

         10.17        Registration Rights Agreement dated as of June 9, 1998, among the Company and the Initial Purchasers with respect to the
                      Senior Notes due 2005, incorporated by reference to Exhibit
                      4(d) to Registration Statement on Form S-4 (Commission File
                      No. 333-59817) filed by the Company with the Commission on
                      July 24, 1998.

         10.18        Indenture for the 7-7/8% Senior Notes due 2008 dated as of
                      June 9, 1998, between the Company and The Bank of New York, as
                      Trustee, incorporated by reference to Exhibit 4(e) to
                      Registration Statement on Form S-4 (Commission File No.
                      333-59817) filed by the Company with the Commission on July
                      24, 1998.

         10.19        Form of Old 7-7/8% Senior Notes due 2008 (included in the
                      Indenture incorporated by reference as Exhibit 10.38),
                      incorporated by reference to Exhibit 4(f) to Registration
                      Statement on Form S-4 (Commission File No. 333-59817) filed by the Company with the Commission on July 24, 1998.

         10.20        Form of Exchange 7-7/8% Senior Notes due 2008 (included in the
                      Indenture incorporated by reference as Exhibit 10.38),
                      incorporated by reference to Exhibit 4(g) to Registration
                      Statement on Form S-4 (Commission File No. 333-59817) filed by the Company with the Commission on July 24, 1998.

         10.21        Registration Rights Agreement dated June 9, 1998, among the
                      Company and the Initial Purchasers with respect to the Senior
                      Notes due 2008, incorporated by reference to Exhibit 4(h) to
                      Registration Statement on Form S-4 (Commission File No.
                      333-59817) filed by the Company with the Commission on July
                      24, 1998.

         10.22        Second Amended and Restated Credit Agreement, dated as of June
                      9, 1998, among the Company, WestPoint Stevens (UK) Limited,
                      WestPoint Stevens (Europe) Limited, NationsBank, N.A., as
                      agent, and the other financial institutions party thereto, incorporated by reference to Exhibit 10.59 to Registration
                      Statement on Form S-4 (Commission File No. 333-59817) filed by the Company with the Commission on July 24, 1998.

         EXHIBIT
         NUMBER       DESCRIPTION OF EXHIBIT
         -------      ----------------------
         10.23        Letter Amendment Agreement, dated as of June 30, 1998, among the Company, WestPoint Stevens (UK) Limited, WestPoint Stevens
                      (Europe) Limited, NationsBank, N.A., as agent and the other financial institutions party thereto, incorporated by
                      reference to Exhibit 10.60 to Registration Statement on Form
                      S-4 (Commission File No. 333-59817) filed by the Company with the Commission on July 24, 1998.

         10.24        Letter Amendment Agreement, dated as of July 31, 1998, among the Company, WestPoint Stevens (UK) Limited, WestPoint Stevens
                      (Europe) Limited, NationsBank., N.A., as agent and other
                      financial institutions party thereto, incorporated by
                      reference to the Form 10-Q for the quarterly period ended
                      September 30, 1998 (Commission File No. 0-21496) filed by the
                      Company with the Commission.

         10.25        Letter Amendment Agreement, dated as of October 7, 1998, among the Company, WestPoint Stevens (UK) Limited, WestPoint Stevens
                      (Europe) Limited, NationsBank, N.A., as agent and other
                      financial institutions party thereto, incorporated by
                      reference to the Annual Report on Form 10-K for fiscal year ended December 31, 1998 (Commission File No. 0-21496) filed by the Company with the Commission.

         10.26        Amendment dated October 29, 1998, to the WestPoint Stevens
                      Inc. 1995 Key Employee Stock Bonus Plan (As Amended), incorporated by reference to the Annual Report on Form 10-K for fiscal year ended December 31, 1998 (Commission File No.
                      0-21496) filed by the Company with the Commission.

         10.27        Receivables Purchase Agreement dated as of December 18, 1998, by and between the Company and WPS Receivables Corporation, incorporated by reference to the Annual Report on Form 10-K for fiscal year ended December 31, 1998 (Commission File No.
                      0-21496) filed by the Company with the Commission.

         10.28        Non-Negotiable Promissory Note, dated as of December 18, 1998, by WPS Receivables Corporation in favor of the Company,
                      incorporated by reference to the Annual Report on Form 10-K for fiscal year ended December 31, 1998 (Commission File No.
                      0-21496) filed by the Company with the Commission.

         10.29        Asset Interest Transfer Agreement, dated as of December 18,
                      1998, among WPS Receivables Corporation, the Company, Blue
                      Ridge Funding Corporation and Wachovia Bank, N.A., incorporated by reference to the Annual Report on Form 10-K for fiscal year ended December 31, 1998 (Commission File No.
                      0-21496) filed by the Company with the Commission.

         10.30        Amendment dated February 1, 1999, to the WestPoint Stevens
                      1995 Key Employee Stock Bonus Plan (as amended), incorporated by reference to the Form 10-Q for the quarterly period ended
                      March 31, 1999 (Commission File No. 0-21496) filed by the
                      Company with the Commission.

         10.31        Second Amendment dated February 11, 1999, to the WestPoint
                      Stevens Inc. Supplemental Retirement Plan, incorporated by reference to the Form 10-Q for the quarterly period ended
                      March 31, 1999 (Commission File No. 0-21496) filed by the
                      Company with the Commission.

         10.32        Letter Amendment Agreement, dated as of March 16, 1999, among the Company, WestPoint Stevens (UK) Limited, WestPoint Stevens
                      (Europe) Limited, NationsBank, N.A., as agent and other
                      financial institutions party thereto, incorporated by
                      reference to the Form 10-Q for the quarterly period ended
                      March 31, 1999 (Commission File No. 0-21496) filed by the
                      Company with the Commission.

         10.33    WestPoint Stevens Inc. Omnibus Stock Incentive Plan (As
                  Amended), incorporated by reference to the Company's 1999
                  Proxy Statement (Commission File No. 0-21496) filed by the
                  Company with the Commission.

         10.34    Second Amendment Agreement dated May 20, 1999, among the
                  Company, WestPoint Stevens (UK) Limited, WestPoint Stevens
                  (Europe) Limited, NationsBank, N.A., as agent and the other financial institutions party thereto, incorporated by reference to the Form 10-Q for the quarterly period ended June
                  30, 1999 (Commission File No. 0-21496) filed by the Company with the Commission.

         10.35 Letter Amendment Agreement, dated as of August 31, 1999, among the Company, WestPoint Stevens (UK) Limited, WestPoint Stevens
                  (Europe) Limited, NationsBank, N.A., as agent and other financial institutions party thereto, incorporated by reference to the Form 10-Q for the quarterly period ended
                  September 30, 1999 (Commission File No. 0-21496) filed by the
                  Company with the Commission.

         EXHIBIT
         NUMBER       DESCRIPTION OF EXHIBIT
         -------      ----------------------
         10.36        Letter Agreement dated November 5, 1999, between the Company and David C. Meek, incorporated by reference to the Annual
                      Report on Form 10-K for fiscal year ended December 31, 1999
                      (Commission File No. 0-21496) filed by the Company with the
                      Commission.

         10.37        Letter Amendment Agreement, dated as of November 15, 1999, among the Company, WestPoint Stevens (UK) Limited, WestPoint
                      Stevens (Europe) Limited, NationsBank, N.A., as agent and the other financial institutions, party thereto, incorporated by reference to the Annual Report on Form 10-K for fiscal year ended December 31, 1999 (Commission File No. 0-21496) filed by the Company with the Commission.

         10.38        WestPoint Stevens Inc. Stock Award Agreement dated November
                      18, 1999, between the Company and Holcombe T. Green, Jr., incorporated by reference to the Annual Report on Form 10-K for fiscal year ended December 31, 1999 (Commission File No.
                      0-21496) filed by the Company with the Commission.

         10.39        Letter Agreement dated November 23, 1999, between the Company and Morgan M. Schuessler, incorporated by reference to the
                      Annual Report on Form 10-K for fiscal year ended December 31,
                      1999 (Commission File No. 0-21496) filed by the Company with the Commission.

         10.40        First Amendment, dated as of December 17, 1999, among WPS
                      Receivables Corporation, the Company, Blue Ridge Funding
                      Corporation and Wachovia Bank, N.A., incorporated by reference to the Annual Report on Form 10-K for fiscal year ended
                      December 31, 1999 (Commission File No. 0-21496) filed by the
                      Company with the Commission.

         10.41        Description of the Company's Senior Management Incentive Plan,
                      incorporated by reference to the Company's 2000 Proxy
                      Statement (Commission File No. 0-21496) filed by the Company with the Commission.

         10.42        Letter Agreement dated March 21, 2000, between the Company and
                      William F. Crumley, incorporated by reference to the Form 10-Q for the quarterly period ended March 31, 2000 (Commission File
                      No. 0-21496) filed by the Company with the Commission.

         10.43        Amendments to Securitization Agreements, dated January 11,
                      2000, among the Company, WPS Receivables Corporation, Blue
                      Ridge Asset Funding Corporation and Wachovia Bank, N.A. , incorporated by reference to the Form 10-Q for the quarterly period ended March 31, 2000 (Commission File No. 0-21496) filed by the Company with the Commission.

         10.44        Third Amendment Agreement dated as of May 30, 2000, among the
                      Company, WestPoint Stevens (UK) Limited, WestPoint Stevens
                      (Europe) Limited, NationsBank, N.A. as agent and the other financial institutions party thereto, incorporated by
                      reference to the Form 10-Q for the quarterly period ended June
                      30, 2000 (Commission File No. 0-21496) filed by the Company with the Commission.

         10.45        Employment Agreement, dated as of July 1, 2000, between
                      WestPoint Stevens Inc. and Holcombe T. Green, Jr.,
                      incorporated by reference to the Form 10-Q for the quarterly period ended September 30, 2000 (Commission File No. 0-21496)
                      filed by the Company with the Commission.

         10.46        Employment Agreement, dated as of July 1, 2000, between
                      WestPoint Stevens Inc. and David C. Meek, incorporated by
                      reference to the Form 10-Q for the quarterly period ended
                      September 30, 2000 (Commission File No. 0-21496) filed by the
                      Company with the Commission.

         10.47        Employment Agreement, dated as of July 1, 2000, between
                      WestPoint Stevens Inc. and Thomas J. Ward, incorporated by reference to the Form 10-Q for the quarterly period ended
                      September 30, 2000 (Commission File No. 0-21496) filed by the
                      Company with the Commission.

         10.48        Employment Agreement, dated as of July 1, 2000, between
                      WestPoint Stevens Inc. and John T. Toolan, incorporated by reference to the Form 10-Q for the quarterly period ended
                      September 30, 2000 (Commission File No. 0-21496) filed by the
                      Company with the Commission.

         10.49        Second Amendment, dated as of December 15, 2000, among WPS
                      Receivables Corporation, the Company, Blue Ridge Funding
                      Corporation and Wachovia Bank, N.A.

         EXHIBIT
         NUMBER       DESCRIPTION
         -------      -----------
         10.50        Fourth Amendment Agreement dated December 31, 2000, among the
                      Company, WestPoint Stevens (UK) Limited, WestPoint Stevens
                      (Europe) Limited, Bank of America (formerly NationsBank,
                      N.A.), as agent and the other financial institutions, party thereto.

         10.51        Membership Interest Purchase Agreement effective as of
                      February 4, 2000, by and among HTG Falcon LLC, HTG Corp. and the Company.

         10.52 Separation Agreement and General Release entered into as of October 26, 2000, by and between the Company and John T.
                      Toolan.

         10.53 Stock Option Waiver Agreement dated December 2000 by and between the Company and John T. Toolan.

         10.54 Agreement and General Release agreement, entered into as of October 16, 2000, by and between the Company and Thomas J.
                      Ward.

         10.55        Sublease Agreement made by and between WestPoint Stevens Inc.
                      and HTG Corporation, as of August 15, 2000.

         10.56 Landlord Consent to Sublease entered into as of the 14th day of February 2001, by and among EOP-Buckhead, LLC, WestPoint
                      Stevens Inc. and HTG Corporation.

         21           List of Subsidiaries of the Registrant.

         23.1         Consent of Ernst & Young LLP, independent auditors.

                             WESTPOINT STEVENS INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                     ADDITIONS
                                                      BALANCE AT     CHARGED TO                                         BALANCE AT
                                                     BEGINNING OF     COST AND                             OTHER          END OF
                                                       PERIOD         EXPENSES           DEDUCTIONS    ADJUSTMENTS(3)    PERIOD(4)
                                                     ------------    ----------          ----------    --------------   ----------
Year Ended December 31, 2000
   Accounts receivable allowances:
      Doubtful accounts ......................        $ 13,133        $ (1,369)           $   274(1)     $     --        $ 11,490
      Cash and/or trade discounts
         and returns and allowances ..........           5,817           4,756                 --              --          10,573
                                                      --------        --------            -------        --------        --------
                                                      $ 18,950        $  3,387            $   274        $     --        $ 22,063
                                                      ========        ========            =======        ========        ========

    Inventory reserves:
      Market and obsolescence ................        $ 31,450        $ 31,989(2)         $    --        $     --        $ 63,439
                                                      ========        ========            =======        --------        ========



Year Ended December 31, 1999
   Accounts receivable allowances:
      Doubtful accounts ......................        $ 13,348        $    947            $ 1,162(1)     $     --        $ 13,133
      Cash and/or trade discounts
         and returns and allowances ..........           5,903             (86)(2)             --              --           5,817
                                                      --------        --------            -------        --------        --------
                                                      $ 19,251        $    861            $ 1,162        $     --        $ 18,950
                                                      ========        ========            =======        ========        ========

    Inventory reserves:
      Market and obsolescence ................        $ 27,126        $  4,324(2)         $    --        $     --        $ 31,450
                                                      ========        ========            =======        ========        ========

Year Ended December 31, 1998
   Accounts receivable allowances:
      Doubtful accounts ......................        $ 13,137        $  1,627            $ 1,506(1)     $     90        $ 13,348
      Cash and/or trade discounts
         and returns and allowances ..........           5,076             334(2)              --             493           5,903
                                                      --------        --------            -------        --------        --------
                                                      $ 18,213        $  1,961            $ 1,506        $    583        $ 19,251
                                                      ========        ========            =======        ========        ========

    Inventory reserves:
      Market and obsolescence ................        $ 21,050        $  4,176(2)         $    --        $  1,900        $ 27,126
                                                      ========        ========            =======        ========        ========

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

                                       March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Holcombe T. Green, Jr                                        By /s/ David C. Meek
   -----------------------------------------                           ------------------------------------
   Holcombe T. Green, Jr                                               David C. Meek
   Chairman of the Board and Chief Executive                           Executive Vice President/Finance
   Officer (principal executive officer)                               and Chief Financial Officer
                                                                       (principal financial officer)

   March 30, 2001                                                      March 30, 2001



By /s/ M.L. (Chip) Fontenot                                         By /s/ J. Nelson Griffith
   -----------------------------------------                           ------------------------------------
   M.L. (Chip) Fontenot                                                J. Nelson Griffith
   President and Chief Operating Officer                               Senior Vice President and Controller
                                                                       (principal accounting officer)

   March 30, 2001                                                      March 30, 2001



By /s/ Hugh M. Chapman                                              By /s/ M. Katherine Dwyer
   -----------------------------------------                           --------------------------------
   Hugh M. Chapman                                                     M. Katherine Dwyer
   Director                                                            Director

   March 30, 2001                                                      March 30, 2001

By /s/ Alfred C. Eckert, III                                        By /s/ John G. Hudson
   -----------------------------------------                           --------------------------------
   Alfred C. Eckert, III                                               John G. Hudson
   Director                                                            Director

   March 30, 2001                                                      March 30, 2001



By /s/ Gerald B. Mitchell                                          By  /s/ John F. Sorte
   -----------------------------------------                           --------------------------------
   Gerald B. Mitchell                                                  John F. Sorte
   Director                                                            Director

   March 30, 2001                                                      March 30, 2001