Form 10-Q
period 2001-03-31
WESTPOINT STEVENS INC
filed 2001-05-15
CIK 852952

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to
                                              ---------  ---------

                         Commission File Number 0-21496

                             WESTPOINT STEVENS INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                      36-3498354
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

                                 Yes [X] No [ ]

Common shares outstanding at May 4, 2001: 49,551,001 shares of Common Stock, $.01 par value.

                                      INDEX

                                                                                 PAGE NO.
                                                                                 --------
PART I.  FINANCIAL INFORMATION


                  Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets:
                           March 31, 2001 (Unaudited) and
                           December 31, 2000                                         3

                  Condensed Consolidated Statements of
                           Operations (Unaudited); Three
                           Months Ended March 31, 2001
                           and March 31, 2000                                        4

                  Condensed Consolidated Statements of Cash
                           Flows (Unaudited); Three
                           Months Ended March 31, 2001
                           and March 31, 2000                                        5

                  Condensed Consolidated Statements of
                           Stockholders' Equity (Deficit) (Unaudited);
                           Three Months Ended March 31, 2001                         6

                  Notes to Condensed Consolidated Financial
                           Statements (Unaudited)                                 7-13

                  Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations         14-19

PART II. OTHER INFORMATION

                  Item 1.  Legal Proceedings                                        20

                  Item 4.  Submission of Matters to a Vote of Security Holders      20

                  Item 6.  Exhibits and Reports on Form 8-K                         21

                             WESTPOINT STEVENS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            MARCH 31,          DECEMBER 31,
                                                                              2001                 2000
                                                                          -----------          -----------
                                                                          (UNAUDITED)
ASSETS
Current Assets
     Cash and cash equivalents ..................................         $       520          $       167
     Accounts receivable ........................................             153,065               99,191
     Inventories ................................................             405,907              407,332
     Prepaid expenses and other current assets ..................              46,344               42,247
                                                                          -----------          -----------
Total current assets ............................................             605,836              548,937

Property, Plant and Equipment, net ..............................             765,367              772,020

Other Assets
     Deferred financing fees ....................................              22,018               18,497
     Prepaid pension and other assets ...........................              72,929               72,829
     Goodwill ...................................................              45,857               46,166
                                                                          -----------          -----------
                                                                          $ 1,512,007          $ 1,458,449
                                                                          ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
     Senior Credit Facility .....................................         $   223,050          $   152,849
     Accrued interest payable ...................................              24,359                4,734
     Trade accounts payable .....................................              74,894               75,883
     Other accounts payable and accrued liabilities .............             139,002              135,404
                                                                          -----------          -----------
Total current liabilities .......................................             461,305              368,870

Long-Term Debt ..................................................           1,475,000            1,475,000

Noncurrent Liabilities
     Deferred income taxes ......................................             251,668              265,812
     Other liabilities ..........................................              61,142               61,588
                                                                          -----------          -----------
Total noncurrent liabilities ....................................             312,810              327,400

Stockholders' Equity (Deficit) ..................................            (737,108)            (712,821)
                                                                          -----------          -----------
                                                                          $ 1,512,007          $ 1,458,449
                                                                          ===========          ===========

                             See accompanying notes

                             WESTPOINT STEVENS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                          --------------------------------
                                                                              2001                 2000
                                                                          -----------          -----------
Net sales .......................................................         $   418,613          $   447,815
Cost of goods sold ..............................................             328,907              331,385
                                                                          -----------          -----------

     Gross earnings .............................................              89,706              116,430

Selling, general and administrative expenses ....................              64,075               62,549
Restructuring and impairment charge .............................               5,008                   --
                                                                          -----------          -----------

     Operating earnings .........................................              20,623               53,881

Interest expense ................................................              34,230               29,027
Other expense, net ..............................................               3,388                  529
                                                                          -----------          -----------

     Income (loss) before income tax expense (benefit) ..........             (16,995)              24,325

Income tax expense (benefit) ....................................              (6,095)               8,775
                                                                          -----------          -----------

     Net income (loss) ..........................................         $   (10,900)         $    15,550
                                                                          ===========          ===========

Basic net income (loss) per common share ........................         $      (.22)         $       .31
                                                                          ===========          ===========

Diluted net income (loss) per common share ......................         $      (.22)         $       .31
                                                                          ===========          ===========

Basic average common shares outstanding .........................              49,559               49,633
     Dilutive effect of stock options and stock bonus plan ......                  --                  488
                                                                          -----------          -----------
Diluted average common shares outstanding .......................              49,559               50,121
                                                                          ===========          ===========

                             See accompanying notes

                             WESTPOINT STEVENS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                          --------------------------------
                                                                              2001                 2000
                                                                          -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ..........................................         $   (10,900)         $    15,550
     Adjustments to reconcile net income (loss) to net
         cash provided by (used for) operating activities:
           Depreciation and other amortization ..................              20,475               21,143
           Deferred income taxes ................................              (6,405)               7,781
           Changes in working capital ...........................             (40,555)             (62,219)
           Other - net ..........................................              (3,286)              (6,446)
           Restructuring and impairment charge ..................               5,008                   --
                                                                          -----------          -----------
Net cash used for operating activities ..........................             (35,663)             (24,191)
                                                                          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures .......................................             (13,727)             (14,492)
     Net proceeds from sale of assets ...........................                 212                  371
     Purchase of business .......................................              (8,363)                  --
                                                                          -----------          -----------
Net cash used for investing activities ..........................             (21,878)             (14,121)
                                                                          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Senior Credit Facility:
           Borrowings ...........................................             269,500              371,500
           Repayments ...........................................            (199,299)            (276,108)
     Net proceeds from Trade Receivables Program ................             (11,300)                  --
     Purchase of common stock for treasury ......................                  --              (61,203)
     Proceeds from issuance of stock ............................                  --                5,501
     Cash dividends paid ........................................              (1,007)              (1,000)
                                                                          -----------          -----------
Net cash provided by financing activities .......................              57,894               38,690
                                                                          -----------          -----------
Net increase in cash and cash equivalents .......................                 353                  378
Cash and cash equivalents at beginning of period ................                 167                  162
                                                                          -----------          -----------

Cash and cash equivalents at end of period ......................         $       520          $       540
                                                                          ===========          ===========

                             See accompanying notes

                             WESTPOINT STEVENS INC.

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                COMMON                                          ACCUMU-
                                                 STOCK                                           LATED
                                              AND CAPITAL                                        OTHER
                                                  IN                                             COMPRE-
                                               EXCESS OF       TREASURY STOCK                    HENSIVE
                                      COMMON      PAR       --------------------   ACCUMULATED   INCOME     UNEARNED
                                      SHARES     VALUE      SHARES       AMOUNT      DEFICIT      (LOSS)  COMPENSATION    TOTAL
                                      ------  -----------   -------    ---------   -----------  --------- ------------  ---------
Balance, January 1, 2001 ..........   71,100    $367,515    (21,686)   $(420,421)   $(650,943)  $ (1,774)    $(7,198)   $(712,821)
   Comprehensive income (loss):
      Net income (loss) ...........       --          --         --           --      (10,900)        --          --      (10,900)
      Foreign currency
         translation adjustment ...                                                                  305                      305
      Cash flow hedges:
         Cumulative effect of
            change in accounting,
            net of tax of $544.....                                                                 (968)                    (968)
         Net derivative losses, net
            of tax of $8,205.......                                                              (14,584)                 (14,584)
                                                                                                                        ---------
   Comprehensive income (loss)                                                                                            (26,147)
                                                                                                                        ---------
   Issuance of stock pursuant
      to Stock Bonus Plan
      including tax expense .......       --       1,418        132        1,412           --         --          --        2,830
   Amortization of
      compensation ................       --          --         --           --           --         --         474          474
   Stock dividends pursuant
      to Stock Bonus Plan .........       --          --         --           --         (437)        --          --         (437)
   Cash dividends .................       --          --         --           --       (1,007)        --          --       (1,007)
                                      ------    --------    -------    ---------    ---------   --------     -------    ---------
Balance, March 31, 2001 ...........   71,100    $368,933    (21,554)   $(419,009)   $(663,287)  $(17,021)    $(6,724)   $(737,108)
                                      ======    ========    =======    =========    =========   ========     =======    =========

                             See accompanying notes

                             WESTPOINT STEVENS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for WestPoint Stevens Inc. (the "Company") for the year ended December 31, 2000.

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

Inventories consisted of the following at March 31, 2001 and December 31, 2000 (in thousands of dollars):

                                                        MARCH 31,              DECEMBER 31,
                                                           2001                    2000
                                                        ---------              ------------
         Finished goods                                 $ 190,407               $ 183,660
         Work in progress                                 166,808                 169,745
         Raw materials and supplies                        52,737                  55,569
         LIFO reserve                                      (4,045)                 (1,642)
                                                        ---------               ---------
                                                        $ 405,907               $ 407,332
                                                        =========               =========

                             WESTPOINT STEVENS INC.

                                   (UNAUDITED)

3.       INDEBTEDNESS AND FINANCIAL ARRANGEMENTS

Indebtedness is as follows (in thousands of dollars):

                                                                                    MARCH 31,          DECEMBER 31,
                                                                                      2001                 2000
                                                                                   -----------         ------------
         Short-term indebtedness
               Senior Credit Facility
                     Revolver                                                      $   223,050         $   152,849
                                                                                   ===========         ===========

         Long-term indebtedness
               Senior Credit Facility
                     Revolver                                                      $   475,000         $   475,000
               7 7/8% Senior Notes due 2005                                            525,000             525,000
               7 7/8% Senior Notes due 2008                                            475,000             475,000
                                                                                   -----------         -----------
                                                                                   $ 1,475,000         $ 1,475,000
                                                                                   ===========         ===========

At March 31, 2001 and December 31, 2000, $128.7 million and 140.0 million, respectively, of accounts receivable had been sold pursuant to a trade receivables program (the "Trade Receivables Program") and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

During the first quarter of 2001, the Company's Senior Credit Facility was amended primarily to modify certain financial covenant ratios, limit restricted equity payments and capital expenditures, and provide for scheduled reductions of the $800 million revolving commitment. The latest amendment to the Senior Credit Facility provides for a $25 million reduction in the revolving commitment on each of the following dates: August 1, 2001, November 1, 2001, February 1, 2002, July 1, 2002, November 1, 2002, February 1, 2003, July 1, 2003 and
November 1, 2003. The amendment further provides that any increase in the Trade Receivables Program above the current $160 million limit, up to a $200 million limit, would reduce the revolving commitment under the Senior Credit Facility by a similar amount.

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

                             WESTPOINT STEVENS INC.

                                   (UNAUDITED)

4.       RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

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

The cost of the manufacturing rationalization and certain overhead reduction costs were reflected in a restructuring and impairment charge of $109.2 million, before taxes, in 2000 and a restructuring and impairment charge of $5 million, before taxes, in 2001. The components of the restructuring and impairment charge in 2000 included $66.8 million for the impairment of fixed assets, $23.7 million for the impairment of goodwill and other assets and $18.7 million in reserves to cover cash expenses related to severance benefits of $14.7 million and other exit costs, including lease terminations, of $4 million. The components of the restructuring and impairment charge in 2001 included $5 million in reserves to cover cash expenses related to severance benefits.

                             WESTPOINT STEVENS INC.

                                   (UNAUDITED)

4.       RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES--CONTINUED

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

                                                                              EMPLOYEE      OTHER
                                                              WRITEDOWN     TERMINATION      EXIT        TOTAL
                                                                ASSETS        BENEFITS      COSTS       CHARGE
                                                              ---------     -----------    --------     -------
2000 Restructuring and Impairment Charge:
         Second Quarter                                         $  87.9      $    4.6       $  3.4      $  95.9
         Third Quarter                                               --           5.8          0.3          6.1
         Fourth Quarter                                             2.6           4.3          0.3          7.2
                                                                -------        ------       ------      -------
Total 2000 Charge                                                  90.5          14.7          4.0        109.2
2001 Restructuring and Impairment Charge:
         First Quarter                                               --           5.0           --          5.0
                                                                -------        ------       ------      -------
Total 2001 Charge                                                    --           5.0           --          5.0
Writedown Assets to Net Recoverable Value                         (90.5)           --           --        (90.5)
Cash Payments                                                        --          (9.7)        (0.4)       (10.1)
                                                                -------        ------       ------      -------
Balance at March 31, 2001                                       $    --        $ 10.0       $  3.6      $  13.6
                                                                =======        ======       ======      =======

During 2000, other costs of the Eight-Point Plan and other charges of $94 million, before taxes, were recognized including inventory writedowns of $74.2 million, claims of $5 million and other expenses of $6.1 million all reflected in cost of goods sold and other costs of $8.7 million reflected in other expense, net. During 2001, other costs of the Eight-Point Plan of $4 million, before taxes, were recognized including other expenses of $4 million reflected in cost of goods sold.

The Company expects to incur additional charges during 2001 related to relocation of machinery and other costs in connection with the Eight-Point Plan.

5.       DERIVATIVES

Effective January 1, 2001, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" SFAS No. 133 as amended by SFAS No. 137 and SFAS No. 138. These statements require the Company to recognize all derivative instruments on the balance sheet at fair value. These statements also establish new accounting rules for hedging instruments, which depend on the nature of the hedge relationship. A fair value hedge requires that the effective portion of the change in the fair value of a derivative instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be

                             WESTPOINT STEVENS INC.

                                   (UNAUDITED)

5.       DERIVATIVES--CONTINUED

recognized in Other Comprehensive Income (OCI), a component of Stockholders' Equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of a derivative instrument's change in fair value is immediately recognized in earnings. The first quarter of 2001 unaudited condensed consolidated financial statements include the provisions required by SFAS No. 133, while the first quarter of 2000 unaudited condensed consolidated financial statements were prepared in accordance with the applicable professional literature for derivatives and hedging instruments in effect at that time. Although the Company believes that these statements will not have a material impact on the annual consolidated financial results, the requirements of these statements may result in slightly increased volatility in the Company's future quarterly unaudited condensed consolidated financial results.

The adoption of SFAS No. 133 resulted in the Company recording transition adjustments to recognize its derivative instruments at fair value and to recognize the ineffective portion of the change in fair value of its derivatives. The cumulative effect of these transition adjustments was an after-tax net decrease to OCI approximating $968,000. There was no cumulative effect of transition adjustments on the Company's consolidated statement of operations due to the adoption of SFAS No. 133.

The Company uses derivative financial instruments primarily to reduce exposure to adverse fluctuations in interest rates and cotton prices. When entered into, the Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposures being hedged. Derivatives are recorded in the Condensed Consolidated Balance Sheet at fair value in either Prepaid expenses and other current assets or Other accounts payable and accrued liabilities, depending on whether the amount is an asset or liability. The fair values of derivatives used to hedge or modify the Company's risks fluctuate over time. These fair value amounts should not be viewed in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions and other exposures and to the overall reduction in Company risk relating to adverse fluctuations in interest rates, commodity prices and other market factors. In addition, the earnings impact resulting from the effective portion of the Company's derivative instruments is recorded in the same line item within the Condensed Consolidated Statement of Operations as the underlying exposure being hedged. The Company also formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposures. Any material ineffective portion of a financial instrument's change in fair value is immediately recognized in earnings.

                             WESTPOINT STEVENS INC.

                                   (UNAUDITED)

5.       DERIVATIVES--CONTINUED

At March 31, 2001, the Company had only entered into cash flow hedges.

Cash Flow Hedging Strategy

Management has been authorized to manage the Company's exposure to adverse changes in interest rates. During January 2001, the Company entered into an interest rate swap agreement that effectively converted a portion of its floating-rate bank debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. At March 31, 2001, $250 million of the Company's Senior Credit Facility was designated as the hedged item to an interest rate swap agreement through January 2002.

Management has also been authorized to manage exposure to price fluctuations relevant to the forecasted purchase of cotton through the use of a variety of derivative nonfinancial instruments. At March 31, 2001 and December 31, 2000, these instruments covered a portion of the Company's 2001 cotton needs and include exchange traded cotton futures contracts and options.

The fair value of the Company's interest rate swap agreement is estimated by obtaining quotes from a bank and is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date. At March 31, 2001, the fair value of this instrument was a $1.5 million liability. The fair values of exchange traded cotton futures contracts and options are estimated by obtaining quotes from brokers. At March 31, 2001 only the Company's cotton futures contracts qualified for hedge accounting. The fair value related to cotton futures contracts was a liability of $22.8 million for which the Company has provided cash margins. The fair value of the cotton option contracts was a liability of $2.4 million for which the Company has also provided cash margins. Such amount related to cotton options is classified as other expense in the accompanying Condensed Consolidated Statement of Operations. The fair values of the Company's interest rate swap and cotton futures contracts have been recorded as a component of OCI, net of tax. At March 31, 2001, the Company expects to reclassify all net losses on derivative instruments from OCI to earnings during the next twelve months. Amounts reclassified during the current quarter were not material.

                             WESTPOINT STEVENS INC.

                                  (UNAUDITED)


6.       COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the first quarter of 2001 and 2000 is as follows:

                                                  QUARTER ENDED
                                         -------------------------------
                                         MARCH 31,             MARCH 31,
                                           2001                  2000
                                         ---------             ---------
Net income (loss)                        $(10,900)              $15,550
Foreign currency translation
  adjustment                                  305                   (16)
Loss on derivative instruments,
  net of taxes                            (15,552)                    -
                                         ---------             ---------
Comprehensive income (loss)              $(26,147)              $15,534
                                         =========             =========

                             WESTPOINT STEVENS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

As a result of a strategic review of the Company's businesses, manufacturing and other facilities, and products in the second quarter of 2000, the Company's Board of Directors approved a $222 million pre-tax charge to cover the cost of implementing an Eight-Point Plan that is designed to streamline operations and improve profitability. The majority of the charge, $203.2 million pretax, was recorded during Year 2000, and $9.0 million pretax was recorded in the first quarter of 2001. The remaining $9.7 million pretax charge is expected to be recorded in the second and third quarter of 2001. Of the $9.0 million pretax charge recorded in the current quarter, $4.0 million is reflected in cost of goods sold, the majority of which reflected equipment relocation costs, and $5.0 million is reflected in a restructuring and impairment charge related to increased current liabilities for severance benefits. The Company estimates the implementation of the Eight-Point Plan will generate annual savings of $38 million pre-tax starting in 2002.

                             WESTPOINT STEVENS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS: THREE MONTHS ENDED MARCH 31, 2001

The table below is a summary of the Company's operating results for the three months ended March 31, 2001 and March 31, 2000 (in millions of dollars and as percentages of net sales).

                                                                                THREE MONTHS ENDED MARCH 31,
                                                              -------------------------------------------------------------------
                                                                                    2001                                   2000
                                                              ------------------------------------------------          ---------
                                                                 PROFORMA       RESTRUCTURING
                                                                  BEFORE          AND OTHER
                                                              RESTRUCTURING         ITEMS              ACTUAL             ACTUAL
                                                              -------------     -------------        ---------          ---------
Net sales .............................................         $ 418,613          $     --          $ 418,613          $ 447,815
Cost of goods sold ....................................           324,916             3,991            328,907            331,385
                                                                ---------          --------          ---------          ---------
        Gross earnings (loss) .........................            93,697            (3,991)            89,706            116,430
Selling, general and administrative
    expenses ..........................................            64,075                --             64,075             62,549
Restructuring and impairment charge ...................                --             5,008              5,008                 --
                                                                ---------          --------          ---------          ---------
        Operating earnings (loss) .....................            29,622            (8,999)            20,623             53,881
Interest expense ......................................            34,230                --             34,230             29,027
Other expense, net ....................................             3,388                --              3,388                529
                                                                ---------          --------          ---------          ---------
        Income (loss) before income
            tax expense (benefit) .....................            (7,996)           (8,999)           (16,995)            24,325
Income tax expense (benefit) ..........................            (2,855)           (3,240)            (6,095)             8,775
                                                                ---------          --------          ---------          ---------

        Net income (loss) .............................        $   (5,141)         $ (5,759)         $ (10,900)         $  15,550
                                                                =========          ========          =========          =========


Basic net income (loss) per common
    share .............................................         $    (.10)                           $    (.22)         $     .31
                                                                =========                            =========          =========
Diluted net income (loss) per common
    share .............................................         $    (.10)                           $    (.22)         $     .31
                                                                =========                            =========          =========

Basic average common shares
    outstanding .......................................            49,559                               49,559             49,633
        Dilutive effect of stock options
            and stock bonus plan ......................                --                                   --                488
                                                                ---------                            ---------          ---------
Diluted average common shares
    outstanding .......................................            49,559                               49,559             50,121
                                                                =========                            =========          =========

                             See accompanying notes.

                             WESTPOINT STEVENS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS: THREE MONTHS ENDED MARCH 31, 2001 (CONTINUED)

NET SALES. Net sales for the three months ended March 31, 2001, decreased 6.5% or $29.2 million to $418.6 million compared with $447.8 million a year ago. Excluding sales from the recently acquired Chatham Consumer Products division and sales of the newly acquired Disney Home license, sales declined 8% in the period. Continued weak retail demand for home fashion products during the quarter led to an increase in promotional activity. As a result, sales declined in all product categories with the exception of the Company's Liebhardt basic bedding products that experienced strong double-digit growth in the quarter, as well as towels and the Company's retail stores division which experienced modest increases in sales.

GROSS EARNINGS/MARGINS. Excluding charges associated with the Eight-Point Plan, gross earnings for the three months ended March 31, 2001 decreased $22.7 million or 19.5%, to $93.7 million compared with $116.4 million for the same period of 2000 and reflect gross margins of 22.4% for the 2001 period versus 26.0% for the 2000 period. Gross earnings decreased as a result of a highly promotional mix of sales, under absorption of fixed overhead due to selected production downtime, and increases in raw material costs. Included in the cost of goods sold in the first quarter of 2001 are charges associated with the Eight-Point Plan of $4.0 million, the majority of which reflected equipment relocation costs. Including the charges, gross earnings for the three months ended March 31, 2001 decreased $26.7 million, or 23%, to $89.7 million compared with $116.4 million for the same period of 2000.

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses increased $1.5 million, or 2.4%, in the first quarter of 2001 compared with the same period of last year, and as a percentage of net sales represent 15.3% in the 2001 period versus 14.0% in the 2000 period. The increase in selling, general and administrative expenses in the first quarter of 2001 was primarily due to increased selling expenses reflecting the costs of additional retail stores opened in the latter part of 2000.

Before charges associated with the Eight-Point Plan, operating earnings for the first quarter of 2001 decreased 45.0% to $29.6 million or 7.1% of sales, compared with operating earnings of $53.9 million, or 12.0% of sales for the same period in 2000. This decline reflected the sales decline, promotional product mix, increased raw material and energy costs and under-absorption of overhead due to additional downtime taken in the quarter to reduce inventories. Including the charges, operating earnings for the three months ended March 31, 2001 decreased $33.3 million, or 61.7%, to $20.6 million compared with $53.9 million for the same period of 2001.

                             WESTPOINT STEVENS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS: THREE MONTHS ENDED MARCH 31, 2001 (CONTINUED)

INTEREST EXPENSE. Interest expense for the three months ended March 31, 2001 of $34.2 million increased $5.2 million compared with interest expense of $29.0 million for the three months ended March 31, 2000. The increase was due primarily to higher interest rates on the Company's variable rate bank debt and higher average debt levels in the first quarter of 2001 compared with corresponding 2000 average debt levels.

OTHER EXPENSE, NET. Other expense, net in the first quarter of 2001 of $3.4 million consisted primarily of a $2.4 million charge for cotton derivatives in connection with the Company's overall cotton hedging program. Other expense, net also includes the amortization of deferred financing fees, less certain miscellaneous income items.

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

NET INCOME. Net income, before charges associated with the Eight-Point Plan, decreased $20.7 million, to a loss of $5.1 million, or $0.10 per share diluted, from net income of $15.6 million, or $0.31 per share diluted, in the same period of last year. After the charges, the net loss for the first quarter of 2001 was $10.9 million, or $0.22 per share diluted.

Diluted per share amounts are based on 49.6 million and 50.1 million average shares outstanding for the 2001 and 2000 periods, respectively. The decrease in average shares outstanding was primarily the result of the absence of a dilutive effect of stock options and stock bonus plan, which reduced average common shares outstanding by approximately 500,000 shares, and to a lesser extent by the purchase of shares by the Company under its various stock repurchase programs.

EFFECTS OF INFLATION

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability.

                             WESTPOINT STEVENS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are expected to be cash from its operations and funds available under the Senior Credit Facility. At May 4, 2001, the maximum commitment under the Senior Credit Facility was $800 million and the Company had unused borrowing availability under the Senior Credit Facility totaling approximately $98 million. The Senior Credit Facility contains covenants which, among other things, limit indebtedness and require the maintenance of certain financial ratios and minimum net worth (as defined).

The Company's principal uses of cash for the next several years will be operating expenses, capital expenditures and debt service requirements related primarily to interest payments. The Company spent approximately $76.7 million in 2000 on capital expenditures and intends to invest approximately $65 million in 2001. The Board of Directors approved the payment of a quarterly cash dividend of $.02 per share which was paid on March 1, 2001 totaling approximately $1 million and has approved the payment of a quarterly cash dividend of $.02 per share payable on June 1, 2001 to shareholders of record as of May 21, 2001.

The Board of Directors has approved the purchase of up to twenty-seven million shares of the Company's common stock, subject to the Company's debt limitations. At March 31, 2001, approximately 3.6 million shares remained to be purchased under these programs. At the present time, the Company has suspended its stock repurchases.

The Company has a Trade Receivables Program which provides for the sale of accounts receivable, on a revolving basis. At March 31, 2001 and December 31, 2000, $128.7 million and $140 million, respectively, had been sold under this program and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The cost of the Trade Receivables Program in 2001 is estimated to total approximately $8.6 million, compared with $9.6 million in 2000, and will be charged to selling, general and administrative expenses.

Debt service requirements for interest payments in 2001 are estimated to total approximately $135 million (excluding amounts related to the Trade Receivables Program) compared with interest payments of $122.9 million in 2000. The Company's long-term indebtedness has no scheduled principal payment requirement during 2001.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2001.

                             WESTPOINT STEVENS INC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.)      EXHIBITS

      EXHIBIT
      NUMBER                              DESCRIPTION OF EXHIBIT
      -------                             ----------------------
      10.1           Employment Agreement, dated as of January 5, 2001, between
                     WestPoint Stevens Inc. and M.L. Fontenot.

      10.2           Third Amendment, dated as of March 12, 2001, among, WPS
                     Receivables Corporation, the Company, Blue Ridge Asset Funding
                     Corporation and Wachovia Bank, N.A.

      10.3           Fourth Amendment, dated as of March 26, 2001, among WPS
                     Receivables Corporation, the Company, Blue Ridge Asset
                     Funding Corporation and Wachovia Bank, N.A.

      10.4           Fifth Amendment Agreement, dated as of March 26, 2001, among the Company, WestPoint Stevens (UK) Limited, WestPoint Stevens
                     (Europe) Limited, Bank of America, N.A. (formerly NationsBank,
                     N.A.), as agent and the other financial institutions party thereto.

      10.5           Conditional Waiver letter dated March 26, 2001, among WPS
                     Receivables Corporation, the Company, Blue Ridge Asset Funding
                     Corporation and Wachovia Bank, N.A.

b.)      The Company filed a Current Report on Form 8-K on February 27, 2001.
The item reported was "Item 5. Other Events" and "Item 7. Financial Statements and Exhibits."

                             WESTPOINT STEVENS INC.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             WESTPOINT STEVENS INC.
                                   REGISTRANT



                               /s/ L. Dupuy Sears
                          -----------------------------
                                 L. Dupuy Sears
                          Senior Vice President-Finance
                           and Chief Financial Officer


Date:  May 15, 2001

                             WESTPOINT STEVENS INC.

                                  EXHIBIT INDEX

EXHIBIT                                                                     PAGE
NUMBER                                                                     NUMBER
-------                                                                    ------
10.1           Employment Agreement, dated as of January 5, 2001,
               between WestPoint Stevens Inc. and M. L. Fontenot.

10.2           Third Amendment, dated as of March 12, 2001, among,
               WPS Receivables Corporation, the Company, Blue Ridge
               Asset Funding Corporation and Wachovia Bank, N.A.

10.3           Fourth Amendment, dated as of March 26, 2001, among
               WPS Receivables Corporation, the Company, Blue Ridge
               Asset Funding Corporation and Wachovia Bank, N.A.

10.4 Fifth Amendment Agreement, dated as of March 26, 2001, among the Company, WestPoint Stevens (UK) Limited,
               WestPoint Stevens (Europe) Limited, Bank of America,
               N.A. (formerly NationsBank, N.A.), as agent and the other financial institutions party thereto.

10.5           Conditional Waiver letter dated March 26, 2001, among
               WPS Receivables Corporation, the Company, Blue Ridge
               Asset Funding Corporation and Wachovia Bank, N.A.