Form 10-Q
period 2001-06-30
WESTPOINT STEVENS INC
filed 2001-08-14
CIK 852952

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                              Yes   [X]    No  [ ]

Common shares outstanding at August 3, 2001: 49,556,646 shares of Common Stock, $.01 par value.

                                      INDEX

                                                                                          PAGE NO.
                                                                                          --------
PART I. FINANCIAL INFORMATION

                  Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets:
                           June 30, 2001 (Unaudited) and
                           December 31, 2000                                                     3

                  Condensed Consolidated Statements of
                           Operations (Unaudited); Three and
                           Six Months Ended June 30, 2001
                           and June 30, 2000                                                     4

                  Condensed Consolidated Statements of
                           Cash Flows (Unaudited); Six
                           Months Ended June 30, 2001
                           and June 30, 2000                                                     5

                  Condensed Consolidated Statements of
                           Stockholders' Equity (Deficit) (Unaudited);
                           Six Months Ended June 30, 2001                                        6

                  Notes to Condensed Consolidated Financial
                           Statements (Unaudited)                                           7 - 15

                  Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations                   16 - 25

PART II. OTHER INFORMATION

                  Item 1.  Legal Proceedings                                                     26

                  Item 4.  Submission of Matters to a Vote of Security Holders                   27

                  Item 5.  Other Information                                                     28

                  Item 6.  Exhibits and Reports on Form 8-K                                      28

                             WESTPOINT STEVENS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 JUNE 30,          DECEMBER 31,
                                                                   2001                2000
                                                               ------------        ------------
                                                                (UNAUDITED)
ASSETS
Current Assets
     Cash and cash equivalents ........................        $      6,072        $        167
     Accounts receivable ..............................             137,549              99,191
     Inventories ......................................             424,874             407,332
     Prepaid expenses and other current assets ........              45,201              42,247
                                                               ------------        ------------
Total current assets ..................................             613,696             548,937

Property, Plant and Equipment, net ....................             765,384             772,020

Other Assets
     Deferred financing fees ..........................              36,418              18,497
     Prepaid pension and other assets .................              73,081              72,829
     Goodwill .........................................              45,548              46,166
                                                               ------------        ------------
                                                               $  1,534,127        $  1,458,449
                                                               ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
     Senior Credit Facility ...........................        $    125,948        $    152,849
     Accrued interest payable .........................               4,568               4,734
     Trade accounts payable ...........................              84,122              75,883
     Other accounts payable and accrued liabilities ...             124,079             135,404
                                                               ------------        ------------
Total current liabilities .............................             338,717             368,870

Long-Term Debt ........................................           1,640,000           1,475,000

Noncurrent Liabilities
     Deferred income taxes ............................             220,870             265,812
     Other liabilities ................................              59,304              61,588
                                                               ------------        ------------
Total noncurrent liabilities ..........................             280,174             327,400

Stockholders' Equity (Deficit) ........................            (724,764)           (712,821)
                                                               ------------        ------------
                                                               $  1,534,127        $  1,458,449
                                                               ============        ============

                             See accompanying notes

                             WESTPOINT STEVENS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                    June 30,                            June 30,
                                                          ----------------------------        ----------------------------
                                                             2001              2000              2001              2000
                                                          ----------        ----------        ----------        ----------

Net sales ........................................        $  401,659        $  462,039        $  820,272        $  909,854
Cost of goods sold ...............................           329,949           408,741           658,856           740,126
                                                          ----------        ----------        ----------        ----------

     Gross earnings ..............................            71,710            53,298           161,416           169,728

Selling, general and administrative expenses .....            63,801            61,621           127,876           124,170
Restructuring and impairment charge ..............                --            95,876             5,008            95,876
                                                          ----------        ----------        ----------        ----------

     Operating earnings (loss) ...................             7,909          (104,199)           28,532           (50,318)

Interest expense .................................            34,303            30,236            68,533            59,263
Other expense, net ...............................               903             5,799             4,291             6,328
                                                          ----------        ----------        ----------        ----------

     Loss before income tax benefit ..............           (27,297)         (140,234)          (44,292)         (115,909)

Income tax benefit ...............................            (9,800)          (50,450)          (15,895)          (41,675)
                                                          ----------        ----------        ----------        ----------

     Net loss ....................................        $  (17,497)       $  (89,784)       $  (28,397)       $  (74,234)
                                                          ==========        ==========        ==========        ==========

Basic net loss per common share ..................        $     (.35)       $    (1.81)       $     (.57)       $    (1.50)
                                                          ==========        ==========        ==========        ==========

Diluted net loss per common share ................        $     (.35)       $    (1.81)       $     (.57)       $    (1.50)
                                                          ==========        ==========        ==========        ==========

Basic average common shares outstanding ..........            49,593            49,592            49,576            49,613
     Dilutive effect of stock options
            and stock bonus plan .................                --                --                --                --
                                                          ----------        ----------        ----------        ----------

Diluted average common shares outstanding ........            49,593            49,592            49,576            49,613
                                                          ==========        ==========        ==========        ==========

                             See accompanying notes

                             WESTPOINT STEVENS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                         ----------------------------
                                                                            2001              2000
                                                                         ----------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ...................................................        $  (28,397)       $  (74,234)
     Adjustments to reconcile net loss to net
         cash provided by (used for) operating activities:
           Depreciation and other amortization ..................            40,941            41,188
           Deferred income taxes ................................           (12,130)          (42,556)
           Changes in working capital ...........................           (62,205)          (49,764)
           Other - net ..........................................            (4,332)           (8,850)
           Restructuring and impairment charge ..................             5,008            95,876
                                                                         ----------        ----------
Net cash used for operating activities ..........................           (61,115)          (38,340)
                                                                         ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures .......................................           (33,991)          (32,383)
     Net proceeds from sale of assets ...........................               651               402
     Purchase of business .......................................            (8,363)               --
                                                                         ----------        ----------
Net cash used for investing activities ..........................           (41,703)          (31,981)
                                                                         ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Senior Credit Facility:
           Borrowings ...........................................           719,712           835,735
           Repayments ...........................................          (746,613)         (608,430)
     Net proceeds from Trade Receivables Program ................           (12,600)           (3,000)
     Purchase of common stock for treasury ......................                --           (61,203)
     Proceeds from issuance of stock ............................                --             8,891
     Cash dividends paid ........................................            (2,015)         (101,247)
     Proceeds from Second-Lien Facility .........................           165,000                --
     Fees associated with refinancing ...........................           (14,761)               --
                                                                         ----------        ----------
Net cash provided by financing activities .......................           108,723            70,746
                                                                         ----------        ----------
Net increase in cash and cash equivalents .......................             5,905               425
Cash and cash equivalents at beginning of period ................               167               162
                                                                         ----------        ----------

Cash and cash equivalents at end of period ......................        $    6,072        $      587
                                                                         ==========        ==========

                             See accompanying notes

                             WESTPOINT STEVENS INC.

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                COMMON
                                                 STOCK
                                              AND CAPITAL
                                                  IN                                          ACCUMULATED
                                               EXCESS OF     TREASURY STOCK                      OTHER
                                       COMMON     PAR     --------------------   ACCUMULATED COMPREHENSIVE    UNEARNED
                                       SHARES    VALUE     SHARES     AMOUNT      DEFICIT    INCOME (LOSS)  COMPENSATION   TOTAL
                                       ------ ----------- --------  ----------   ----------- -------------  ------------ ----------

Balance, January 1, 2001.............. 71,100   $367,515   (21,686) $ (420,421)  $ (650,943)    $ (1,774)     $ (7,198)  $ (712,821)
  Comprehensive income (loss):
     Net income (loss)................     --         --        --          --      (28,397)          --            --      (28,397)
     Foreign currency
        translation adjustment........                                                               727                        727
     Cash flow hedges:
         Cumulative effect of
             change in accounting,
             net of tax of $544.......                                                              (968)                      (968)
          Net derivative losses,
           net of tax of $6,460.......                                                           (11,485)                   (11,485)
                                                                                                                         ----------
  Comprehensive income (loss).........                                                                                      (40,123)
                                                                                                                         ----------
  Issuance of stock pursuant
       to Stock Bonus Plan
       including tax expense..........     --      1,418       132       1,412           --           --            --        2,830
  Issuance of Restricted Stock........               (19)       11          75           --           --           (76)         (20)
  Amortization of compensation........     --         --        --          --           --           --         1,004        1,004
  Net operating loss benefit..........            26,818        --          --           --           --            --       26,818
  Stock dividends pursuant
      to Stock Bonus Plan.............     --         --        --          --         (437)          --            --         (437)
  Cash dividends......................     --         --        --          --       (2,015)          --            --       (2,015)
                                       ------   --------  --------  ----------   ----------     --------      --------   ----------

Balance, June 30, 2001                 71,100   $395,732   (21,543) $ (418,934)  $ (681,792)    $(13,500)     $ (6,270)  $ (724,764)
                                       ======   ========  ========  ==========   ==========     ========      ========   ==========

                             See accompanying notes

                             WESTPOINT STEVENS INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for WestPoint Stevens Inc. (the "Company") for the year ended December 31, 2000.

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

Inventories consisted of the following at June 30, 2001 and December 31, 2000 (in thousands of dollars):

                                           JUNE 30,   DECEMBER 31,
                                             2001         2000
                                          ----------  ------------
         Finished goods                   $  215,265   $  183,660
         Work in progress                    161,041      169,745
         Raw materials and supplies           53,380       55,569
         LIFO reserve                         (4,812)      (1,642)
                                          ----------   ----------
                                          $  424,874   $  407,332
                                          ==========   ==========

                             WESTPOINT STEVENS INC.

                                   (UNAUDITED)

3. INDEBTEDNESS AND FINANCIAL ARRANGEMENTS

Indebtedness is as follows (in thousands of dollars):

                                                JUNE 30,   DECEMBER 31,
                                                  2001         2000
                                               ----------  ------------

         Short-term indebtedness
               Senior Credit Facility
                     Revolver                  $  125,948   $  152,849
                                               ==========   ==========

         Long-term indebtedness
               Senior Credit Facility
                     Revolver                  $  475,000   $  475,000
           7.875% Senior Notes due 2005           525,000      525,000
           7.875% Senior Notes due 2008           475,000      475,000
               Second-Lien Facility               165,000           --
                                               ----------   ----------
                                               $1,640,000   $1,475,000
                                               ==========   ==========

The Company has included $475 million of the Senior Credit Facility in long-term debt at June 30, 2001 because the Company intends that at least that amount would remain outstanding during the next twelve months.

At June 30, 2001 and December 31, 2000, $127.4 million and $140.0 million, respectively, of accounts receivable had been sold pursuant to a trade receivables program (the "Trade Receivables Program") and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

On June 29, 2001, the Company announced the closing of a $165 million second-lien senior credit facility ("Second-Lien Facility") with a maturity date of February 28, 2005. Net proceeds from the transaction, after payment of approximately $15 million of related transaction fees and expenses, were used to reduce outstanding borrowings under the Senior Credit Facility as well as provide additional liquidity for working capital and general corporate purposes. Interest under the Second-Lien Facility is payable quarterly at an interest rate of prime plus 8% increasing each quarter after June 30, 2002 by .375% but in no event less than 15%. The loans under the Second-Lien Facility are secured by a second priority lien on the assets securing the existing Senior Credit Facility.

During the first and second quarters of 2001, the Company's Senior Credit Facility was amended primarily to modify certain financial ratios, add a minimum EBITDA covenant, limit restricted debt and equity payments including dividends, limit capital expenditures, permit the Second-Lien Facility transaction and provide for scheduled reductions of the revolving commitment. Effective with the closing of the Second-Lien Facility, the revolving commitment was reduced to $717.5 million from $800 million. The latest amendment to the Senior Credit Facility provides for a $25 million

                             WESTPOINT STEVENS INC.

                                   (UNAUDITED)

3. INDEBTEDNESS AND FINANCIAL ARRANGEMENTS--CONTINUED

reduction in the revolver commitment on each of the following dates: November 1, 2002, February 1, 2003, August 1, 2003 and November 1, 2003 and further provides for a $17.5 million reduction in the revolver commitment on February 1, 2004 at which time the revolver commitment will be $600 million. The amendments further provide that any increase in the Trade Receivables Program above the current $160 million limit, up to a $200 million limit, would reduce the revolving commitment under the Senior Credit Facility by a similar amount.

At the option of the Company, interest under the Senior Credit Facility will be payable monthly, either at the prime rate plus 1.25% or at LIBOR plus 3%. The Company pays a facility fee in an amount equal to 0.50% of each Bank's commitment under the Revolver. The loans under the Senior Credit Facility are secured by the pledge of all the stock of the Company's material subsidiaries and a first priority lien on substantially all of the assets of the Company, other than the Company's accounts receivable.

4. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

In 2000, the Company announced that its Board of Directors had approved the new Eight Point Plan, which was created to be the guiding discipline for the Company in a global economy. The Board also approved a $222 million pretax charge for restructuring, impairment and other charges to cover the cost of implementing the Eight Point Plan that is designed to streamline operations and improve profitability. The Eight Point Plan addresses the following points: 1) expand brands; 2) explore new licensing opportunities; 3) rationalize manufacturing; 4) reduce overhead; 5) increase global sourcing; 6) improve inventory utilization;
7) enhance supply chain and logistics; and 8) improve capital structure.

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

As a result of the manufacturing rationalization, the Company announced the closure of its Rosemary (NC) terry greige facility, its Union (SC) pillow and mattress pad facility, its Seneca (SC) sheeting facility and its Whitmire (SC) yarn facility. The manufacturing rationalization also included capacity reductions at its Rosemary (NC) terry finishing and fabrication facilities and the conversion of its Carter (AL) sheeting facility to a terry facility. These plant closings enable the Company to consolidate its manufacturing in locations that allow the most efficient work flow.

                             WESTPOINT STEVENS INC.

                                   (UNAUDITED)

4. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES--CONTINUED

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

Since the adoption of the Eight Point Plan, the Company has terminated and paid severance (including continuing termination benefits) to approximately 1,600 employees. No further significant terminations under the current restructuring plan are contemplated at this time.

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

                                                                  EMPLOYEE       OTHER
                                                    WRITEDOWN    TERMINATION     EXIT         TOTAL
                                                     ASSETS       BENEFITS       COSTS       CHARGE
                                                    ---------    -----------     -----       ------

2000 Restructuring and Impairment Charge:
         Second Quarter                              $ 87.9        $  4.6        $3.4        $ 95.9
         Third Quarter                                   --           5.8         0.3           6.1
         Fourth Quarter                                 2.6           4.3         0.3           7.2
                                                     ------        ------        ----        ------
Total 2000 Charge                                      90.5          14.7         4.0         109.2
2001 Restructuring and Impairment Charge:
         First Quarter                                   --           5.0          --           5.0
                                                     ------        ------        ----        ------
Total 2001 Charge                                        --           5.0          --           5.0
Writedown Assets to Net Recoverable Value             (90.5)           --          --         (90.5)
2000 Cash Payments                                       --          (4.7)       (0.3)         (5.0)
2001 Cash Payments                                       --          (9.9)       (0.1)        (10.0)
                                                     ------        ------        ----        ------
Balance at June 30, 2001                             $   --        $  5.1        $3.6        $  8.7
                                                     ======        ======        ====        ======

During 2000, other costs of the Eight Point Plan and other charges of $94 million, before taxes, were recognized including inventory writedowns of $74.2 million, claims of $5 million and other expenses of $6.1 million consisting primarily of $2.2 million for the relocation of machinery, $2.4 million of related unabsorbed overhead and other expenses of $1.5 million all reflected in cost of goods sold and other costs of $8.7 million consisting primarily of $5.7 million of unusual contractual severance and other expenses of $3 million reflected in other expense, net. During 2001, other costs of the Eight Point Plan of $9.7 million, before taxes, were recognized (of which $5.7 million were recognized in the second quarter) consisting primarily of $6.1 million for the relocation of machinery, $3.0 million of related unabsorbed overhead and other expenses of $0.6 million all reflected in cost of goods sold.

                             WESTPOINT STEVENS INC.

                                   (UNAUDITED)

4. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES--CONTINUED

The Company expects to incur additional charges of approximately $4 million during the third and fourth quarter of 2001 related primarily to the relocation of machinery and other costs in connection with the Eight Point Plan and expects to complete its restructuring plan in the fourth quarter of 2001.

5. DERIVATIVES

Effective January 1, 2001, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" SFAS No. 133 as amended by SFAS No. 137 and SFAS No. 138. These statements require the Company to recognize all derivative instruments on the balance sheet at fair value. These statements also establish new accounting rules for hedging instruments, which depend on the nature of the hedge relationship. A fair value hedge requires that the effective portion of the change in the fair value of a derivative instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in Other Comprehensive Income (OCI), a component of Stockholders' Equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of a derivative instrument's change in fair value is immediately recognized in earnings. The first and second quarters of 2001 unaudited condensed consolidated financial statements include the provisions required by SFAS No. 133, while the first and second quarters of 2000 unaudited condensed consolidated financial statements were prepared in accordance with the applicable professional literature for derivatives and hedging instruments in effect at that time. Although the Company believes that these statements will not have a material impact on the annual consolidated financial results, the requirements of these statements may result in slightly increased volatility in the Company's future quarterly unaudited condensed consolidated financial results.

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

The Company uses derivative financial instruments primarily to reduce exposure to adverse fluctuations in interest rates and cotton prices. When entered into, the Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the

                             WESTPOINT STEVENS INC.

                                   (UNAUDITED)

5. DERIVATIVES--CONTINUED

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

At June 30, 2001, the Company had only entered into cash flow hedges.

Cash Flow Hedging Strategy

Management has been authorized to manage the Company's exposure to adverse changes in interest rates. During January 2001, the Company entered into an interest rate swap agreement that effectively converted a portion of its floating-rate bank debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. At June 30, 2001, $250 million of the Company's Senior Credit Facility was designated as the hedged item to an interest rate swap agreement through January 2002.

Management has also been authorized to manage exposure to price fluctuations relevant to the forecasted purchase of cotton through the use of a variety of derivative nonfinancial instruments. At June 30, 2001 and December 31, 2000, these instruments covered a portion of the Company's 2001 cotton needs and include exchange traded cotton futures contracts and options.

The fair value of the Company's interest rate swap agreement is estimated by obtaining quotes from a bank and is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date. At June 30, 2001, the fair value of this instrument was a $2 million liability. The fair values of exchange traded cotton futures contracts and options are estimated by obtaining quotes from brokers. At June 30, 2001 only the Company's cotton futures contracts qualified for hedge accounting. The fair value related to cotton futures contracts was a liability of $17.4 million for which the Company has provided cash margins. The fair value of the

                             WESTPOINT STEVENS INC.

                                   (UNAUDITED)

5. DERIVATIVES--CONTINUED

Cash Flow Hedging Strategy--Continued

cotton option contracts was a liability of $2.3 million for which the Company has also provided cash margins. Such amount related to cotton options is classified as other expense in the accompanying Condensed Consolidated Statement of Operations. The fair values of the Company's interest rate swap and cotton futures contracts have been recorded as a component of OCI, net of tax. At June 30, 2001, the Company expects to reclassify all net losses on derivative instruments from OCI to earnings during the next twelve months.

6. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and six months ended June 30, 2001 and 2000 is as follows:

                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                     ------------------------        ------------------------
                                                       2001            2000            2001            2000
                                                     --------        --------        --------        --------

Net income (loss)                                    $(17,497)       $(89,784)       $(28,397)       $(74,234)
Foreign currency translation adjustment                   422              96             727              80
Gain (loss) on derivative instruments,
      net of taxes                                      3,099              --         (12,453)             --
                                                     --------        --------        --------        --------

Comprehensive income (loss)                          $(13,976)       $(89,688)       $(40,123)       $(74,154)
                                                     ========        ========        ========        ========

7. INCOME TAXES

The Company has federal and state net operating loss carryovers ("NOL's"), a portion of which were generated prior to an ownership change that took place in 1992. Because of the complex tax rules related to these carryforwards and the uncertainty of ultimately realizing benefit from the losses, the Company did not record full benefit for these NOL's.

During the second quarter of 2001, certain contingencies related to the NOL's were resolved and the Company reevaluated its position on the tax benefits associated with these carryforwards. As a result of this analysis, the Company has recorded a $26.8 million benefit in the second quarter. Because the NOL's involved were generated prior to emergence from bankruptcy, the accounting rules of Statement of Position 90-7 (Financial Reporting by Entities in Reorganization under the Bankruptcy Code) require that the benefit be recorded in equity rather than in the income statement.

                             WESTPOINT STEVENS INC.

                                   (UNAUDITED)

8. DEFERRED FINANCING FEES

Included in "Other expense, net in the accompanying Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2001 is the amortization of deferred financing fees of $1.2 million and $2.2 million, respectively, compared with $0.8 million and $1.5 million, respectively, for the three and six months ended June 30, 2000.

9. Stockholder Rights Plan

On May 9, 2001 the Company's Board of Directors adopted a Stockholder Rights Plan ("Rights Plan") designed to protect Company stockholders interests in the event of a takeover attempt. The Board of Directors did not adopt the Rights Plan in response to any specific takeover threat.

In adopting the Rights Plan, the Board declared a dividend distribution of one common stock purchase right for each outstanding share of common stock of the Company, payable to stockholders of record at the close of business on May 21, 2001. The rights will become exercisable only in the event, with certain exceptions, a person or group of affiliated or associated persons acquires 15% or more of the Company's voting stock, or a person or group of affiliated or associated persons commences a tender or exchange offer that, if successfully consummated, would result in such person or group owning 15% or more of the Company's voting stock. A stockholder who owns 15% or more of the Company's voting stock as of May 9, 2001, will not trigger this provision unless the stockholder thereafter acquires an additional one percent or more of the outstanding stock. The rights will expire on May 9, 2011.

Upon the occurrence of certain events, holders of the rights (other than rights owned by an acquiring person or group) would be entitled to purchase either the Company's common stock or shares in an "acquiring entity" at approximately half of market value. Further, at any time after a person or group acquires 15% or more (but less than 50%) of the Company's outstanding voting stock, subject to certain exceptions, the Board of Directors may, at its option, exchange part or all of the rights (other than rights held by an acquiring person or group) for shares of the Company's common stock having a fair market value on the date of such acquisition equal to the excess of (i) that fair market value of common stock issuable upon exercise of the rights over (ii) the exercise price of the rights.

The Company generally will be entitled to redeem the rights at $0.001 per right at any time prior to the close of business on the tenth day after there has been a public announcement of the beneficial ownership by any person or group of 15% or more of the Company's voting stock, subject to certain exceptions.

10. RECENTLY ISSUED ACCOUNTING STANDARDS

Effective April 1, 2001, the Company adopted the requirements of Financial Accounting Standards Board Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that replaces, in its entirety, Statement No. 125. Accordingly, the Company has modified several agreements to meet the new requirements to enable it to continue recognizing transfers of certain receivables to special-purpose entities as sales. As a result, the impact of adoption on net income in 2001 was immaterial.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to periodic impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002 and, during 2002, will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company will be reviewing the statements to determine their effect.

                             WESTPOINT STEVENS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

SECOND-LIEN FACILITY AND SENIOR CREDIT FACILITY

On June 29, 2001, the Company announced the closing of a $165 million Second-Lien Facility with a maturity date of February 28, 2005. Net proceeds from the transaction, after payment of approximately $15 million of related transaction fees and expenses, were used to reduce outstanding borrowings under the Senior Credit Facility as well as provide additional liquidity for working capital and general corporate purposes. Interest under the Second-Lien Facility is payable quarterly at an interest rate of prime plus 8% increasing each quarter after June 30, 2002 by .375% but in no event less than 15%. The loans under the Second-Lien Facility are secured by a second priority lien on the assets securing the existing Senior Credit Facility.

During the first and second quarters of 2001, the Company's Senior Credit Facility was amended primarily to modify certain financial ratios, add a minimum EBITDA covenant, limit restricted debt and equity payments including dividends, limit capital expenditures, permit the Second-Lien Facility transaction and provide for scheduled reductions of the revolving commitment. Effective with the closing of the Second-Lien Facility, the revolving commitment was reduced to $717.5 million from $800 million. The latest amendment to the Senior Credit Facility provides for a $25 million reduction in the revolver commitment on each of the following dates: November 1, 2002, February 1, 2003, August 1, 2003 and November 1, 2003 and further provides for a $17.5 million reduction in the revolver commitment on February 1, 2004 at which time the revolver commitment will be $600 million. The amendments further provide that any increase in the Trade Receivables Program above the current $160 million limit, up to a $200 million limit, would reduce the revolver commitment under the Senior Credit Facility by a similar amount.

At the option of the Company, interest under the Senior Credit Facility will be payable monthly, either at the prime rate plus 1.25% or at LIBOR plus 3%. The Company pays a facility fee in an amount equal to 0.50% of each Bank's commitment under the Revolver. The loans under the Senior Credit Facility are secured by the pledge of all the stock of the Company's material subsidiaries and a first priority lien on substantially all of the assets of the Company, other than the Company's accounts receivable.

IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES

As a result of a strategic review of the Company's businesses, manufacturing and other facilities, and products in the second quarter of 2000, the Company's Board of Directors approved a $222 million pretax charge to cover the cost of implementing an Eight Point Plan that is designed to streamline operations and improve profitability.

                             WESTPOINT STEVENS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES--CONTINUED

The Eight Point Plan addresses the following points: 1) expansion of brands; 2) exploration of new licensing opportunities; 3) rationalization of manufacturing operations; 4) reduction in overhead expense; 5) increase in global sourcing; 6) improvement of inventory utilization; 7) enhancement of supply chain and logistics functions; and 8) improvement in capital structure. The Company estimates the implementation of the Eight Point Plan will generate annual savings of $38 million pretax starting in 2002. Given the disruptive nature of the restructuring activity which includes significant machinery relocation and realignment, the Company does not anticipate any significant benefit from the restructuring plan until the first quarter of 2002.

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

As of August 3, 2001, four plant closings have been announced under the Eight Point Plan. On October 2, 2000, the Rosemary greige plant, a towel plant located in Roanoke Rapids, North Carolina, and the Liebhardt basic bedding plant in Union, South Carolina, were scheduled for closing. On January 29, 2001, the Seneca plant, a sheeting plant in Seneca, South Carolina, was scheduled for closing. On March 1, 2001, the Whitmire yarn plant in Whitmire, South Carolina, was scheduled for closing. In addition to these closings, a reduction in the workforce of the remaining finishing and fabricating facilities at the Rosemary complex was announced on February 5, 2001. These plant closings will enable the Company to consolidate its manufacturing in locations that allow the most efficient work flow.

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

Since the adoption of the Eight Point Plan, the Company has terminated and paid severance (including continuing termination benefits) to approximately 1,600 employees. No further significant terminations under the current restructuring plan are contemplated at this time.

                             WESTPOINT STEVENS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES--CONTINUED

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

                                                                  EMPLOYEE       OTHER
                                                    WRITEDOWN    TERMINATION     EXIT         TOTAL
                                                     ASSETS       BENEFITS       COSTS       CHARGE
                                                    ---------    -----------     -----       ------

2000 Restructuring and Impairment Charge:
         Second Quarter                              $ 87.9        $  4.6        $ 3.4       $ 95.9
         Third Quarter                                   --           5.8          0.3          6.1
         Fourth Quarter                                 2.6           4.3          0.3          7.2
                                                     ------        ------        -----       ------
Total 2000 Charge                                      90.5          14.7          4.0        109.2
2001 Restructuring and Impairment Charge:
         First Quarter                                   --           5.0           --          5.0
                                                     ------        ------        -----       ------
Total 2001 Charge                                        --           5.0           --          5.0
Writedown Assets to Net Recoverable Value             (90.5)           --           --        (90.5)
2000 Cash Payments                                       --          (4.7)        (0.3)        (5.0)
2001 Cash Payments                                       --          (9.9)        (0.1)       (10.0)
                                                     ------        ------        -----       ------
Balance at June 30, 2001                             $   --        $  5.1        $ 3.6       $  8.7
                                                     ======        ======        =====       ======

During 2000, other costs of the Eight Point Plan and other charges of $94 million, before taxes, were recognized including inventory writedowns of $74.2 million, claims of $5 million and other expenses of $6.1 million consisting primarily of $2.2 million for the relocation of machinery, $2.4 million of related unabsorbed overhead and other expenses of $1.5 million all reflected in cost of goods sold and other costs of $8.7 million consisting primarily of $5.7 million of unusual contractual severance and other expenses of $3 million reflected in other expense, net. During 2001, other costs of the Eight Point Plan of $9.7 million, before taxes, were recognized (of which $5.7 million were recognized in the second quarter) consisting primarily of $6.1 million for the relocation of machinery, $3.0 million of related unabsorbed overhead and other expenses of $0.6 million all reflected in cost of goods sold.

The Company expects to incur additional charges of approximately $4 million during the third and fourth quarter of 2001 related primarily to the relocation of machinery and other costs in connection with the Eight Point Plan and expects to complete its restructuring plan in the fourth quarter of 2001.

                             WESTPOINT STEVENS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS: THREE AND SIX MONTHS ENDED JUNE 30, 2001

The tables below are a summary of the Company's operating results for the three and six months ended June 30, 2001 and June 30, 2000 (in thousands of dollars).

                                                                    THREE MONTHS ENDED JUNE 30,
                                        -------------------------------------------------------------------------------------
                                                          2001                                        2000
                                        ----------------------------------------    -----------------------------------------
                                           PROFORMA    RESTRUCTURING                   PROFORMA   RESTRUCTURING
                                            BEFORE       AND OTHER                      BEFORE       AND OTHER
                                        RESTRUCTURING     ITEMS         ACTUAL      RESTRUCTURING     ITEMS          ACTUAL
                                        -------------  -------------  ----------    ------------- -------------    ----------

Net Sales                                 $  401,659     $     --     $  401,659       $462,039     $       --     $  462,039
Cost of goods sold                           324,206        5,743        329,949        341,538         67,203        408,741
                                          ----------     --------     ----------       --------     ----------     ----------
        Gross earnings (loss)                 77,453       (5,743)        71,710        120,501        (67,203)        53,298
Selling, general and
    administrative expenses                   63,801           --         63,801         61,621             --         61,621
Restructuring and impairment
    charge                                        --           --             --             --         95,876         95,876
                                          ----------     --------     ----------       --------     ----------     ----------
        Operating earnings (loss)             13,652       (5,743)         7,909         58,880       (163,079)      (104,199)
Interest expense                              34,303           --         34,303         30,236             --         30,236
Other expense, net                               903           --            903            679          5,120          5,799
                                          ----------     --------     ----------       --------     ----------     ----------
        Income (loss) before income
            tax expense (benefit)            (21,554)      (5,743)       (27,297)        27,965       (168,199)      (140,234)
Income tax expense (benefit)                  (7,733)      (2,067)        (9,800)        10,100        (60,550)       (50,450)
                                          ----------     --------     ----------       --------     ----------     ----------
        Net income (loss)                 $  (13,821)    $ (3,676)    $  (17,497)      $ 17,865     $ (107,649)    $  (89,784)
                                          ==========     ========     ==========       ========     ==========     ==========

Basic net income (loss) per
    common share                          $     (.28)                 $     (.35)      $    .36                    $    (1.81)
                                          ==========                  ==========       ========                    ==========

Diluted net income (loss) per
    common share                          $     (.28)                 $     (.35)      $    .36                    $    (1.81)
                                          ==========                  ==========       ========                    ==========

Basic average common shares
    outstanding                               49,593                      49,593         49,592                        49,592
        Dilutive effect of stock
            options and stock
            bonus plan                            --                          --            251                            --
                                          ----------                  ----------       --------                    ----------
Diluted average common
    shares outstanding                        49,593                      49,593         49,843                        49,592
                                          ==========                  ==========       ========                    ==========

                             See accompanying notes.

                             WESTPOINT STEVENS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS: THREE AND SIX MONTHS ENDED JUNE 30, 2001 (CONTINUED)

                                                                         SIX MONTHS ENDED JUNE 30,
                                            ----------------------------------------------------------------------------------
                                                              2001                                     2000
                                            ---------------------------------------  -----------------------------------------
                                              PROFORMA    RESTRUCTURING                 PROFORMA   RESTRUCTURING
                                               BEFORE       AND OTHER                    BEFORE      AND OTHER
                                            RESTRUCTURING    ITEMS         ACTUAL    RESTRUCTURING     ITEMS          ACTUAL
                                            ------------- -------------  ----------  ------------- -------------    ----------

Net Sales                                    $  820,272     $     --     $  820,272     $909,854     $       --     $  909,854
Cost of goods sold                              649,122        9,734        658,856      672,923         67,203        740,126
                                             ----------     --------     ----------     --------     ----------     ----------
        Gross earnings (loss)                   171,150       (9,734)       161,416      236,931        (67,203)       169,728
Selling, general and
    administrative expenses                     127,876           --        127,876      124,170             --        124,170
Restructuring and impairment
    charge                                           --        5,008          5,008           --         95,876         95,876
                                             ----------     --------     ----------     --------     ----------     ----------
        Operating earnings (loss)                43,274      (14,742)        28,532      112,761       (163,079)       (50,318)
Interest expense                                 68,533           --         68,533       59,263             --         59,263
Other expense, net                                4,291           --          4,291        1,208          5,120          6,328
                                             ----------     --------     ----------     --------     ----------     ----------
        Income (loss) before income
            tax expense (benefit)               (29,550)     (14,742)       (44,292)      52,290       (168,199)      (115,909)
Income tax expense (benefit)                    (10,588)      (5,307)       (15,895)      18,875        (60,550)       (41,675)
                                             ----------     --------     ----------     --------     ----------     ----------
        Net income (loss)                    $  (18,962)    $ (9,435)    $  (28,397)    $ 33,415     $ (107,649)    $  (74,234)
                                             ==========     ========     ==========     ========     ==========     ==========

Basic net income (loss) per
    common share                             $     (.38)                 $     (.57)    $    .67                    $    (1.50)
                                             ==========                  ==========     ========                    ==========

Diluted net income (loss) per
    common share                             $     (.38)                 $     (.57)    $    .67                    $    (1.50)
                                             ==========                  ==========     ========                    ==========

Basic average common shares
    outstanding                                  49,576                      49,576       49,613                        49,613
        Dilutive effect of stock
            options and stock
            bonus plan                               --                          --          364                            --
                                             ----------                  ----------     --------                    ----------
Diluted average common
    shares outstanding                           49,576                      49,576       49,977                        49,613
                                             ==========                  ==========     ========                    ==========

                             See accompanying notes.

                             WESTPOINT STEVENS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 2001

NET SALES. Net sales for the three months ended June 30, 2001 decreased $60.4 million, or 13.1%, to $401.7 million compared with net sales of $462.0 million for the three months ended June 30, 2000. On a pro forma basis, excluding sales from the acquired Chatham blankets unit, sales declined 14% in the period. On going weak retail demand for home fashions products during the quarter led to continued promotional activity. As a result, sales declined in all product categories.

GROSS EARNINGS/MARGINS. Excluding charges associated with the Eight Point Plan, gross earnings for the three months ended June 30, 2001 decreased $43.0 million, or 35.7%, to $77.5 million compared with $120.5 million for the same period of 2000 and reflect gross margins of 19.3% in 2001 versus 26.1% in 2000. Gross earnings decreased primarily as a result of the lower sales volume and increased promotional activity. Gross margins declined due to a less favorable product mix coupled with increases in other manufacturing costs, primarily raw material and energy costs. Included in the cost of goods sold in the second quarter of 2001 are charges associated with the Eight Point Plan of $5.7 million, the majority of which reflect costs for equipment relocation, versus charges in 2000 associated with the Eight Point Plan of $67.2 million, the majority of which reflected inventory write-offs and $5 million in reserves for accounts receivable. Including the charges, gross earnings for the three months ended June 30, 2001 increased $18.4 million, or 34.6%, to $71.7 million compared with $53.3 million for the same period of 2000.

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses increased $2.2 million, or 3.5%, in the second quarter of 2001 compared with the same period of last year, and as a percentage of net sales represent 15.9% in the 2001 period and 13.3% in the 2000 period. The increase in selling, general and administrative expenses in the second quarter of 2001 was primarily due to the acquisition of Chatham and costs associated with expansion of the retail stores division.

Before charges associated with the Eight Point Plan, operating earnings for the second quarter of 2001 decreased 76.8% to $13.7 million, or 3.4% of sales, compared with operating earnings of $58.9 million, or 12.7% of sales, for the same period in 2000. This decline reflected the sales decline, promotional product mix, and increased raw material and energy costs as well as increased selling, general and administrative expenses discussed above. Including the charges, operating earnings for the three months ended June 30, 2001 increased $112.1 million to $7.9 million compared with a loss of $104.2 million for the same period of 2000. Operating earnings for the three months ended June 30, 2000, included a separate line item for restructuring and impairment charges of $95.9 million to reflect a reduction in goodwill and fixed assets in addition to severance benefits and other exit costs.

INTEREST EXPENSE. Interest expense for the three months ended June 30, 2001 of $34.3 million increased $4.1 million compared with interest expense of $30.2 million for the three months ended June 30, 2000. The increase was due primarily to higher interest rates on the Company's variable rate bank debt and higher average debt levels in the second quarter of 2001 compared with corresponding 2000 average debt levels.

                             WESTPOINT STEVENS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS: THREE MONTHS ENDED JUNE 30, 2001 (CONTINUED)

OTHER EXPENSE, NET. Other expense, net in the second quarter of 2001 consisted primarily of the amortization of deferred financing fees of $1.2 million, less certain miscellaneous income items compared with amortization of deferred financing fees of $0.8 million in the second quarter of 2000.

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

NET INCOME. Net income, before charges associated with the Eight Point Plan, decreased $31.7 million, to a loss of $13.8 million, or ($0.28) per share diluted, from net income of $17.9 million, or $0.36 per share diluted, in the same period of last year. After the charges, net income for the second quarter of 2001 was a loss of $17.5 million, or ($0.35) per share diluted, compared with a net loss of $89.8 million, or ($1.81) per share diluted, for the same period of last year.

Diluted per share amounts are based on 49.6 million average shares outstanding for both the 2001 and 2000 periods.

RESULTS OF OPERATIONS: SIX MONTHS ENDED JUNE 30, 2001

NET SALES. Net sales for the six months ended June 30, 2001 decreased $89.6 million, or 9.9%, to $820.3 million compared with net sales of $909.9 million for the six months ended June 30, 2000. The decrease in net sales resulted primarily from ongoing weak retail demand for home fashions products during the period and continued promotional activity. As a result, sales declined in all product categories.

GROSS EARNINGS/MARGINS. Excluding charges associated with the Eight Point Plan, gross earnings for the six months ended June 30, 2001 decreased $65.8 million, or 27.8%, to $171.2 million compared with $236.9 million for the same period of 2000 and reflect margins of 20.9% in the 2001 period and 26.0% in the 2000 period. Gross earnings and margins decreased primarily as a result of the lower sales volume and increased promotional activity as well as a less favorable product mix coupled with increases in other manufacturing costs, primarily raw material and energy costs. Gross earnings for the six months ended June 30, 2001, after charges associated with the Eight Point Plan, decreased $8.3 million, or 4.9%, to $161.4 million compared with $169.7 million for the same period of 2000. Included in cost of goods sold for the first six months of 2001 are charges associated with the Eight Point Plan of $9.7 million, the majority of which are equipment relocation costs as well as roughly $3 million in unabsorbed overhead costs, as compared with $95.9 million in 2000 to reflect a reduction in goodwill and fixed assets in addition to severance benefits and other exit costs.

                             WESTPOINT STEVENS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS: SIX MONTHS ENDED JUNE 30, 2001 (Continued)

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses increased by $3.7 million, or 3.0%, in the first six months of 2001 compared with the same period of last year, and as a percentage of net sales represent 15.6% in the 2001 period and 13.7% in the 2000 period. The increase in selling, general and administrative expenses in the first six months of 2001 was primarily due to the acquisition of Chatham and costs associated with expansion of the retail stores division.

Before charges associated with the Eight Point Plan, operating earnings for the six months ended June 30, 2001 decreased 61.6% to $43.3 million, or 5.3% of sales, compared with operating earnings of $112.8 million, or 12.4% of sales, for the same period in 2000. The decrease in operating earnings reflected the sales decline, promotional product mix, and increased raw material and energy costs and increased selling, general and administrative expenses discussed above. Including charges associated with the Eight Point Plan, operating earnings for the first six months of 2001 were $28.5 million, compared to a loss of $50.3 million in the same period of 2000. A separate line item reflected restructuring and impairment costs of $5 million for severance benefits compared with a charge of $95.9 million last year to reflect a reduction in goodwill and fixed assets in addition to severance benefits and other exit costs.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 2001 of $68.5 million increased $9.3 million compared with interest expense of $59.3 million for the six months ended June 30, 2000. The increase was due primarily to higher interest rates on the Company's variable rate bank debt and higher average debt levels in the first six months of 2001 compared with corresponding 2000 average debt levels.

OTHER EXPENSE, NET. Other expense, net in the first six months of 2001 consisted primarily of a $2.3 million charge for cotton derivatives in accordance with FASB 133, Accounting for Derivative Instruments and Hedging Activities. Other expense, net also includes the amortization of deferred financing fees of $2.2 million, less certain miscellaneous income items compared with amortization of deferred financing fees of $1.5 million in the first six months of 2000.

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

NET INCOME. Before charges associated with the Eight Point Plan, net income for the first six months of 2001 decreased $52.4 million, to a loss of $19.0 million, or ($0.38) per share diluted, from $33.4 million, or $0.67 per share diluted, in the same period of last year. Net income for the first six months of 2001, including the charges, was a loss of $28.4 million, or ($0.57) per share diluted, compared with a net loss of $74.2 million, or ($1.50) per share diluted, for the same period of last year.

Diluted per share amounts are based on 49.6 million average shares outstanding for both the 2001 and 2000 periods.

                             WESTPOINT STEVENS INC.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

EFFECTS OF INFLATION

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are expected to be cash from its operations and funds available under the Senior Credit Facility. At August 3, 2001, the maximum commitment under the Senior Credit Facility was $717.5 million and the Company had unused borrowing availability under the Senior Credit Facility totaling approximately $102 million. The Senior Credit Facility contains covenants which, among other things, limit indebtedness and require the maintenance of certain financial ratios, minimum EBITDA and minimum net worth (as defined).

The Company's principal uses of cash for the next several years will be operating expenses, capital expenditures and debt service requirements related primarily to interest payments. The Company spent approximately $76.7 million in 2000 on capital expenditures and intends to invest approximately $65 million in 2001. The Board of Directors approved the payment of quarterly cash dividends of $.02 per share which were paid on March 1, 2001 and June 1, 2001 totaling approximately $2 million. The latest amendment of the Senior Credit Facility does not permit future cash dividends.

The Board of Directors has approved the purchase of up to twenty-seven million shares of the Company's common stock, subject to the Company's debt limitations. At June 30, 2001, approximately 3.6 million shares remained to be purchased under these programs. At the present time, the Company has suspended its stock repurchases.

The Company has a Trade Receivables Program which provides for the sale of accounts receivable, on a revolving basis. At June 30, 2001 and December 31, 2000, $127.4 million and $140 million, respectively, had been sold under this program and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The cost of the Trade Receivables Program in 2001 is estimated to total approximately $7.4 million, compared with $9.6 million in 2000, and will be charged to selling, general and administrative expenses.

Debt service requirements for interest payments in 2001 are estimated to total approximately $145 million (excluding amounts related to the Trade Receivables Program) compared with interest payments of $122.9 million in 2000. The Company's long-term indebtedness has no scheduled principal payment requirement during 2001.

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

                             WESTPOINT STEVENS INC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 2001 Annual Meeting of Stockholders was held on May 9, 2001. At the 2001 Annual Meeting, the following matters were voted upon by the stockholders:

1. Election of five directors, three to serve for a term of three years, one to serve for a term of two years and one to serve for a term of one year.

2.  Approval of the WestPoint Stevens Inc. Restated Certificate of
Incorporation.

3. Approval of the WestPoint Stevens Inc. Key Employee Stock Bonus Plan (as amended).

4. Ratification of appointment of Ernst & Young LLP, independent certified public accountants, as auditors of the Company for fiscal 2001.

The following is a table setting forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non votes, as to each of the above matters.

1.  Election of Directors

                                              Authority
       Nominee                 For             Withheld
       -------             ----------         ---------
Hugh M. Chapman            38,980,424         1,930,015
Alfred C. Eckert III       38,914,476         1,995,963
J. Hicks Lanier            38,965,106         1,945,333
John G. Hudson             38,978,635         1,931,804
Joseph R. Gladden Jr.      38,977,649         1,932,790

2.  Approval of the WestPoint Stevens Restated Certificate of Incorporation

   For           Against        Abstain     Broker, No-Vote
----------      ----------      -------     ---------------
26,903,113      10,299,446       68,931        3,638,949

3. Approval of the WestPoint Stevens Key Employee Stock Bonus Plan (as amended)

   For             Against       Abstain
----------        ---------      -------
35,319,879        5,544,033       46,527

4.  Appointment of Ernst & Young LLP

   For            Against      Abstain
----------        -------      -------
40,475,876        372,001       62,562

                             WESTPOINT STEVENS INC.

ITEM 5. OTHER INFORMATION

On August 13, 2001, WestPoint Stevens Inc. announced the resignation of Alfred C. Eckert III as a Director of the Company. Mr. Eckert indicated that his resignation, effective immediately, was made to allow him the pursuit of his investments without the constraints imposed by his board membership.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.)

EXHIBIT
NUMBER                                 DESCRIPTION OF EXHIBIT
-------                                ----------------------

10.1 Second Amended and Restated Collateral Trust Agreement dated as of June 9, 1998 among WestPoint Stevens Inc., certain of its Subsidiaries, NationsBank, N.A. (formerly NationsBank of
                  North Carolina, N.A.) as Trustee, IBJ Schroder Bank & Trust
                  Company as the Stevens Indenture Trustee (as defined therein) and the other financial institutions party thereto

10.2              Separation Agreement and General Release dated as of April 11,
                  2001, between WestPoint Stevens Inc. and David C. Meek

10.3              Employment Agreement dated April 17, 2001, between WestPoint
                  Stevens Inc. and Lester Dupuy Sears

10.4              Credit Agreement dated as of June 29, 2001, among WestPoint
                  Stevens Inc., certain of its Subsidiaries, Bankers Trust
                  Company, as Administrative Agent and the Lenders party thereto

10.5              Amendment Agreement dated as of June 29, 2001, among
                  WestPoint Stevens Inc., WestPoint Stevens (UK) Limited,
                  WestPoint Stevens (Europe) Limited, Bank of America, N.A.
                  (formerly NationsBank, N.A.), as Agent and the other financial institutions party thereto

10.6              Intercreditor and Lien Subordination Agreement dated as of
                  June 29, 2001, among WestPoint Stevens Inc., certain of its
                  Subsidiaries, Bank of America, N.A. (formerly NationsBank,
                  N.A.) as the collateral trustee and Bankers Trust Company, as administrative agent

10.7              Collateral Security Agreement dated as of June 29, 2001, among
                  WestPoint Stevens Inc., certain of its Subsidiaries and Bankers Trust Company, as administrative agent

b.) The Company filed a Current Report on Form 8-K on May 9, 2001. The item reported was "Item 5. Other Events" and "Item 7. Financial Statements and Exhibits."

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

                             WESTPOINT STEVENS INC.
                             ----------------------
                                   REGISTRANT


                               /s/ L. Dupuy Sears
                          -----------------------------
                                 L. Dupuy Sears
                          Senior Vice President-Finance
                           and Chief Financial Officer

Date: August 14, 2001

                                 EXHIBIT INDEX


10.1 Second Amended and Restated Collateral Trust Agreement dated as of June 9, 1998 among WestPoint Stevens Inc., certain of its Subsidiaries, NationsBank, N.A. (formerly NationsBank of North Carolina, N.A.) as Trustee, IBJ Schroder Bank & Trust Company as the Stevens Indenture Trustee (as defined therein) and the other financial institutions party thereto

10.2 Separation Agreement and General Release dated as of April 11, 2001, between WestPoint Stevens Inc. and David C. Meek

10.3 Employment Agreement dated April 17, 2001, between WestPoint Stevens Inc. and Lester Dupuy Sears

10.4 Credit Agreement dated as of June 29, 2001, among WestPoint Stevens Inc., certain of its Subsidiaries, Bankers Trust Company, as Administrative Agent and the Lenders party thereto

10.5  Amendment Agreement dated as of June 29, 2001, among WestPoint
      Stevens Inc., WestPoint Stevens (UK) Limited, WestPoint Stevens (Europe) Limited, Bank of America, N.A. (formerly NationsBank, N.A.), as Agent and the other financial institutions party thereto

10.6 Intercreditor and Lien Subordination Agreement dated as of June 29, 2001, among WestPoint Stevens Inc., certain of its Subsidiaries, Bank of America, N.A. (formerly NationsBank, N.A.) as the collateral trustee and Bankers Trust Company, as administrative agent

10.7 Collateral Security Agreement dated as of June 29, 2001, among WestPoint Stevens Inc., certain of its Subsidiaries and Bankers Trust Company, as administrative agent