Form 10-Q
period 2001-09-30
WESTPOINT STEVENS INC
filed 2001-11-14
CIK 852952

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                                 Yes [X]   No [ ]

Common shares outstanding at November 3, 2001: 49,571,082 shares of Common Stock, $.01 par value.

                                      INDEX

                                                                               PAGE NO.
                                                                               --------
PART I.           FINANCIAL INFORMATION

                  Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets:
                           September 30, 2001 (Unaudited)
                           and December 31, 2000                                      3

                  Condensed Consolidated Statements of
                           Operations (Unaudited);Three and
                           Nine Months Ended September 30,
                           2001 and September 30, 2000                                4

                  Condensed Consolidated Statements of
                           Cash Flows (Unaudited); Nine
                           Months Ended September 30, 2001
                           and September 30, 2000                                     5

                  Condensed Consolidated Statements of
                           Stockholders' Equity (Deficit) (Unaudited);
                           Nine Months Ended September 30, 2001                       6

                  Notes to Condensed Consolidated Financial
                           Statements (Unaudited)                                7 - 15

                  Item 2.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operations        16 - 24

PART II.          OTHER INFORMATION

                  Item 1.  Legal Proceedings                                    25 - 26

                  Item 6.  Exhibits and Reports on Form 8-K                          27

                             WESTPOINT STEVENS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                        SEPTEMBER 30,            DECEMBER 31,
                                                                            2001                     2000
                                                                        -------------            ------------
                                                                         (UNAUDITED)
ASSETS
Current Assets
     Cash and cash equivalents .............................             $     3,347              $       167
     Accounts receivable ...................................                 182,482                   99,191
     Inventories ...........................................                 397,301                  407,332
     Prepaid expenses and other current assets .............                  44,766                   42,247
                                                                         -----------              -----------
Total current assets .......................................                 627,896                  548,937

Property, Plant and Equipment, net .........................                 756,913                  772,020

Other Assets
     Deferred financing fees ...............................                  34,614                   18,497
     Prepaid pension and other assets ......................                  62,220                   72,829
     Goodwill ..............................................                  45,276                   46,166
                                                                         -----------              -----------
                                                                         $ 1,526,919              $ 1,458,449
                                                                         ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
     Senior Credit Facility ................................             $    71,876              $   152,849
     Accrued interest payable ..............................                  25,457                    4,734
     Trade accounts payable ................................                  82,675                   75,883
     Other accounts payable and accrued liabilities ........                 139,954                  135,404
                                                                         -----------              -----------
Total current liabilities ..................................                 319,962                  368,870

Long-Term Debt .............................................               1,640,000                1,475,000

Noncurrent Liabilities
     Deferred income taxes .................................                 225,669                  265,812
     Other liabilities .....................................                  58,051                   61,588
                                                                         -----------              -----------
Total noncurrent liabilities ...............................                 283,720                  327,400

Stockholders' Equity (Deficit) .............................                (716,763)                (712,821)
                                                                         -----------              -----------
                                                                         $ 1,526,919              $ 1,458,449
                                                                         ===========              ===========

                             See accompanying notes

                             WESTPOINT STEVENS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                   SEPTEMBER 30,
                                                                  ------------------------      -------------------------------
                                                                     2001           2000            2001               2000
                                                                  ---------      ---------      ------------       ------------
Net sales ..................................................      $ 513,065      $ 487,811      $  1,333,337       $  1,397,665
Cost of goods sold .........................................        395,093        357,475         1,053,949          1,097,601
                                                                  ---------      ---------      ------------       ------------

     Gross earnings ........................................        117,972        130,336           279,388            300,064

Selling, general and administrative expenses ...............         64,962         60,128           192,838            184,298
Restructuring and impairment charge ........................             --          6,132             5,008            102,008
                                                                  ---------      ---------      ------------       ------------

     Operating earnings ....................................         53,010         64,076            81,542             13,758

Interest expense ...........................................         37,789         32,243           106,322             91,506
Other expense, net .........................................          9,513            784            13,804              7,112
                                                                  ---------      ---------      ------------       ------------

     Income (loss) before income tax expense (benefit) .....          5,708         31,049           (38,584)           (84,860)

Income tax expense (benefit) ...............................          2,080         11,200           (13,815)           (30,475)
                                                                  ---------      ---------      ------------       ------------

     Net income (loss) .....................................      $   3,628      $  19,849      $    (24,769)      $    (54,385)
                                                                  =========      =========      ============       ============

Basic net income (loss) per common share ...................      $     .07      $     .40      $       (.50)      $      (1.10)
                                                                  =========      =========      ============       ============

Diluted net income (loss) per common share .................      $     .07      $     .40      $       (.50)      $      (1.10)
                                                                  =========      =========      ============       ============

Basic average common shares outstanding ....................         49,624         49,739            49,592             49,655
     Dilutive effect of stock options
            and stock bonus plan ...........................             --            116                --                 --
                                                                  ---------      ---------      ------------       ------------

Diluted average common shares outstanding ..................         49,624         49,855            49,592             49,655
                                                                  =========      =========      ============       ============

                             See accompanying notes

                             WESTPOINT STEVENS INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                        NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                              ------------------------------------
                                                                                 2001                      2000
                                                                              -----------              -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ...................................................             $   (24,769)             $   (54,385)
     Adjustments to reconcile net loss to net
         cash provided by (used for) operating activities:
           Depreciation and other amortization ..................                  62,486                   61,079
           Deferred income taxes ................................                 (10,142)                 (31,908)
           Changes in working capital ...........................                 (63,596)                 (12,068)
           Other - net ..........................................                   7,389                   (8,868)
           Non-cash component of restructuring and
                    impairment charge ...........................                      --                   87,886
                                                                              -----------              -----------
Net cash provided by (used for) operating activities ............                 (28,632)                  41,736
                                                                              -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures .......................................                 (47,193)                 (48,088)
     Net proceeds from sale of assets ...........................                   1,057                      458
     Purchase of business .......................................                  (8,363)                      --
                                                                              -----------              -----------
Net cash used for investing activities ..........................                 (54,499)                 (47,630)
                                                                              -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Senior Credit Facility:
           Borrowings ...........................................                 967,117                1,045,735
           Repayments ...........................................              (1,048,090)                (888,269)
     Net proceeds from Trade Receivables Program ................                  20,000                    6,000
     Purchase of common stock for treasury ......................                      --                  (63,990)
     Proceeds from issuance of stock ............................                      --                    8,891
     Cash dividends paid ........................................                  (2,015)                (102,244)
     Proceeds from Second-Lien Facility .........................                 165,000                       --
     Fees associated with refinancing ...........................                 (15,701)                      --
                                                                              -----------              -----------
Net cash provided by financing activities .......................                  86,311                    6,123
                                                                              -----------              -----------
Net increase in cash and cash equivalents .......................                   3,180                      229
Cash and cash equivalents at beginning of period ................                     167                      162
                                                                              -----------              -----------

Cash and cash equivalents at end of period ......................             $     3,347              $       391
                                                                              ===========              ===========

                             See accompanying notes

                             WESTPOINT STEVENS INC.

       CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                COMMON
                                                STOCK
                                              AND CAPITAL                                      ACCUMULATED
                                                  IN                                              OTHER
                                               EXCESS OF     TREASURY STOCK                   COMPREHENSIVE
                                      COMMON      PAR     -------------------    ACCUMULATED     INCOME      UNEARNED
                                      SHARES     VALUE     SHARES     AMOUNT       DEFICIT       (LOSS)    COMPENSATION     TOTAL
                                      -----   ----------  --------  ---------   ------------ ------------- ------------- ---------
Balance, January 1, 2001 ...........  71,100    $367,515  (21,686)  $(420,421)    $(650,943)    $(1,774)     $(7,198)   $(712,821)
  Comprehensive income (loss):
    Net income (loss) ..............      --          --       --          --       (24,769)         --           --      (24,769)
    Foreign currency
      translation adjustment........                                                               (376)                     (376)
    Cash flow hedges:
      Cumulative effect of
       change in accounting,
       net of tax of $544...........                                                               (968)                     (968)
      Net derivative losses, net
       of tax of $3,649.............                                                             (6,487)                   (6,487)
                                                                                                                        ---------
  Comprehensive income (loss).......                                                                                      (32,600)
                                                                                                                        ---------
  Issuance of stock pursuant
    to Stock Bonus Plan
    including tax expense ..........      --       1,418      132       1,412            --          --           --        2,830
  Issuance of Restricted Stock .....                 (19)      11          75            --          --          (76)         (20)
  Amortization of
    compensation ...................      --          --       --          --            --          --        1,482        1,482
  Net operating loss benefit .......              26,818       --          --            --          --           --       26,818
  Stock dividends pursuant
         to Stock Bonus Plan .......      --          --       --          --          (437)         --           --         (437)
  Cash dividends ...................      --          --       --          --        (2,015)         --           --       (2,015)
                                     -------    --------  -------   ---------     ---------     -------      -------    ---------
Balance, September 30, 2001 ........  71,100    $395,732  (21,543)  $(418,934)    $(678,164)    $(9,605)     $(5,792)   $(716,763)
                                     =======    ========  =======   =========     =========     =======      =======    =========

                             See accompanying notes

                             WESTPOINT STEVENS INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for WestPoint Stevens Inc. (the "Company") for the year ended December 31, 2000.

Certain amounts in the prior periods condensed consolidated financial statements have been reclassified to conform to the current period presentation.

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

Inventories consisted of the following at September 30, 2001 and December 31, 2000 (in thousands of dollars):

                                                  SEPTEMBER 30,        DECEMBER 31,
                                                      2001                 2000
                                                  -------------        ------------
               Finished goods                       $ 182,053            $ 183,660
               Work in progress                       163,686              169,745
               Raw materials and supplies              54,690               55,569
               LIFO reserve                            (3,128)              (1,642)
                                                    ---------            ---------

                                                    $ 397,301            $ 407,332
                                                    =========            =========

                             WESTPOINT STEVENS INC.

                                   (UNAUDITED)


3.       INDEBTEDNESS AND FINANCIAL ARRANGEMENTS

Indebtedness is as follows (in thousands of dollars):

                                                                SEPTEMBER 30,         DECEMBER 31,
                                                                    2001                 2000
                                                                -------------         -----------
               Short-term indebtedness:
                     Senior Credit Facility
                           Revolver                               $   71,876           $  152,849
                                                                  ==========           ==========

               Long-term indebtedness:
                     Senior Credit Facility
                           Revolver                               $  475,000           $  475,000
                     7.875% Senior Notes due 2005                    525,000              525,000
                     7.875% Senior Notes due 2008                    475,000              475,000
                     Second-Lien Facility                            165,000                   --
                                                                  ----------           ----------
                                                                  $1,640,000           $1,475,000
                                                                  ==========           ==========

The Company has included $475 million of the Senior Credit Facility in long-term debt at September 30, 2001 because the Company intends that at least that amount would remain outstanding during the next twelve months.

At September 30, 2001 and December 31, 2000, $160.0 million and $140.0 million, respectively, of accounts receivable had been sold pursuant to a trade receivables program (the "Trade Receivables Program") and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets.

On June 29, 2001, the Company announced the closing of a $165 million second-lien senior credit facility ("Second-Lien Facility") with a maturity date of February 28, 2005. Net proceeds from the transaction, after payment of approximately $15.7 million of related transaction fees and expenses, were used to reduce outstanding borrowings under the Senior Credit Facility as well as provide additional liquidity for working capital and general corporate purposes. Interest under the Second-Lien Facility is payable quarterly at an interest rate of prime plus 8% increasing each quarter after June 30, 2002 by .375% but in no event less than 15%. Loans under the Second-Lien Facility are secured by a second priority lien on the assets securing the existing Senior Credit Facility. The approximately $15.7 million of related transaction fees and expenses were capitalized as deferred financing fees and are being amortized over the remaining term of the facility.

                             WESTPOINT STEVENS INC.

                                   (UNAUDITED)


3.       INDEBTEDNESS AND FINANCIAL ARRANGEMENTS--CONTINUED

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

                             WESTPOINT STEVENS INC.

                                   (UNAUDITED)


4.       RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES--CONTINUED

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

The recorded charge of $66.8 million for the impairment of fixed assets and $23.7 million for the impairment of goodwill and other assets discussed in the preceding paragraph are associated with the Company's closure and capacity reduction of certain facilities as discussed in the second preceding paragraph. None of the impairment charges related to enterprise goodwill. The Company did not record any impairment charges related to assets transferred to other facilities. The Company decided to abandon all remaining assets. Accordingly, an indication of impairment exists, as these assets will not generate future cash flow. Furthermore, the Company believes that there is no acceptable market for these assets as it is unwilling to sell the assets to a competitor. Accordingly, the fair value of these assets was determined by the Company to be minimal.

Since the adoption of the Eight Point Plan, the Company has terminated and agreed to pay severance (including continuing termination benefits) to approximately 1,600 employees. No further significant terminations under the current restructuring plan are contemplated at this time.

                             WESTPOINT STEVENS INC.

                                   (UNAUDITED)


4.       RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES--CONTINUED

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

                                                                   EMPLOYEE        OTHER
                                                   WRITEDOWN     TERMINATION        EXIT          TOTAL
                                                    ASSETS         BENEFITS        COSTS          CHARGE
                                                   ---------     ------------     -------         ------
2000 Restructuring and Impairment Charge:
         Second Quarter                              $ 87.9         $  4.6         $  3.4         $ 95.9
         Third Quarter                                   --            5.8            0.3            6.1
         Fourth Quarter                                 2.6            4.3            0.3            7.2
                                                     ------         ------         ------         ------
Total 2000 Charge                                      90.5           14.7            4.0          109.2

2001 Restructuring and Impairment Charge:
         First Quarter                                   --            5.0             --            5.0
                                                     ------         ------         ------         ------
Total 2001 Charge                                        --            5.0             --            5.0

Writedown Assets to Net Recoverable Value             (90.5)            --             --          (90.5)
2000 Cash Payments                                       --           (4.7)          (0.3)          (5.0)
2001 Cash Payments                                       --          (12.1)          (0.1)         (12.2)
                                                     ------         ------         ------         ------
Balance at September 30, 2001                        $   --         $  2.9         $  3.6         $  6.5
                                                     ======         ======         ======         ======

During 2000, other costs of the Eight Point Plan and other charges of $94 million, before taxes, were recognized including inventory writedowns of $74.2 million, claims of $5 million and other expenses of $6.1 million consisting primarily of $2.2 million for the relocation of machinery, $2.4 million of related unabsorbed overhead and other expenses of $1.5 million all reflected in cost of goods sold and other costs of $8.7 million consisting primarily of $5.7 million of unusual contractual severance and other expenses of $3 million reflected in other expense, net. During 2001, other costs of the Eight Point Plan of $12.5 million, before taxes, were recognized (of which $2.7 million were recognized in the third quarter) consisting primarily of $8.8 million for the relocation of machinery, $3.0 million of related unabsorbed overhead and other expenses of $0.7 million all reflected in cost of goods sold.

The Company expects to incur additional charges of approximately $1.2 million during the fourth quarter of 2001 related primarily to the relocation of machinery and other costs in connection with the Eight Point Plan and expects to complete its restructuring plan in the fourth quarter of 2001.

                             WESTPOINT STEVENS INC.

                                   (UNAUDITED)


5.       COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three and nine months ended September 30, 2001 and 2000 is as follows (in thousands):

                                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                              SEPTEMBER 30,                         SEPTEMBER 30,
                                                       ---------------------------          ---------------------------
                                                         2001               2000              2001                2000
                                                       --------           --------          --------           --------
Net income (loss)                                      $  3,628           $ 19,849          $(24,769)          $(54,385)
Foreign currency translation adjustment                  (1,103)             1,138              (376)             1,218
Gain (loss) on derivative instruments,
     net of taxes:
     Cumulative effect of adopting SFAS 133                  --                 --              (968)                --
     Net changes in fair value of
          derivatives                                    (2,342)                --           (18,035)                --
     Net losses reclassified from other
          comprehensive income into
          earnings                                        7,340                 --            11,548                 --
                                                       --------           --------          --------           --------

Comprehensive income (loss)                            $  7,523           $ 20,987          $(32,600)          $(53,167)
                                                       ========           ========          ========           ========

6.       DEFERRED FINANCING FEES

Included in "Other expense, net" in the accompanying Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2001 is the amortization of deferred financing fees of $2.2 million and $4.4 million, respectively, compared with $0.8 million and $2.3 million, respectively, for the three and nine months ended September 30, 2000.

                             WESTPOINT STEVENS INC.

                                   (UNAUDITED)


7.       TRANSACTION WITH A RELATED PARTY

The Company has an investment in a limited liability corporation ("LLC") that is accounted for under the equity method. The other member of the LLC is a company controlled by WestPoint Stevens Inc.'s Chairman and Chief Executive Officer. The LLC owned and operated an executive jet aircraft.

During September 2001, the LLC sold the jet aircraft, which was its primary asset, for less than its book value. After analyzing the fair market value of the LLC's remaining assets, the Company concluded that its investment was impaired and recorded a non-cash charge approximating $7.5 million, including the Company's share of the loss on the sale of the aircraft. This charge is classified as other expense in the accompanying September 30, 2001 condensed consolidated statement of operations.

8.       RECENTLY ISSUED ACCOUNTING STANDARDS

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

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, effective for fiscal years beginning after December 15, 2001. The statement provides a single accounting model for long-lived assets to be disposed of. The Company is still evaluating what effect the new standard will have on the financial statements.

                             WESTPOINT STEVENS INC.

                                   (UNAUDITED)


9.       LEGAL PROCEEDINGS

The Company is a defendant in a complaint entitled Pratt v. WestPoint Stevens Inc., et al, alleging that the Company and other named and unnamed defendants (including two named employees of the Company) had harmed the six named plaintiffs and caused property damage under various common law tort claims including: nuisance, trespass, negligence, wantonness and strict liability. The claims are based upon routine discharges of wastewater from the Company's Opelika Finishing Plant and the Plaintiffs seek an unspecified amount in compensatory and punitive damages. The Company succeeded in having venue changed to Lee County, Alabama in August 2000, however, the Alabama Supreme Court on September 14, 2001 ordered that the case be tried in Macon County, Alabama. The parties substantially completed discovery prior to the transfer. The Company has prevailed in having the employee defendants dismissed from the case.

The Company believes that the allegations contained in the complaint are without merit and intends to contest the action vigorously.

On October 5, 2001, a purported stockholder class action suit, entitled Norman Geller vs. WestPoint Stevens Inc., et al, was filed against the Company and certain of its officers and directors in the United States District Court for the Northern District of Georgia. (A subsequent and functionally identical complaint has been filed.) The Complaints allege that, during the putative class period (i.e. February 10, 1999 to October 10, 2000), WestPoint Stevens and certain of its officers and directors caused false and misleading statements to be issued regarding, inter alia, alleged overcapacity and excessive inventories of the Company's towel-related products and customer demand for such products. The Complaints refer to WestPoint Stevens' press releases and quarterly and annual reports on Securities Exchange Commission Forms 10-Q and 10-K, which discuss the Company's results and forecasts for the Fiscal years 1999 and 2000. Plaintiffs allege that these press releases and public filings were false and misleading because they failed to disclose that the Company allegedly "knew sales would be adversely affected in future quarters and years." Plaintiffs also allege in general terms that the Company materially overstated revenues by making premature shipments of products.

The Complaints assert claims against all Defendants under ss.10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and against the Company and Defendant Green as "controlling persons" under ss.20(a) of the Exchange Act. The amount of damages claimed is not specified.

The Company believes that the complaint and any similar ones will be consolidated and treated as one litigation. The Company also believes that the allegations are without merit and intends to contest the action vigorously, on behalf of it and its officers and directors.

                             WESTPOINT STEVENS INC.

                                   (UNAUDITED)


9.       LEGAL PROCEEDINGS--CONTINUED

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

The Company and its subsidiaries are involved in various other legal proceedings, both as plaintiff and as defendant, which are normal to its business. It is the opinion of management that the aforementioned actions and claims, if determined adversely to the Company, will have not a material adverse effect on the financial condition or operations of the Company taken as a whole.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


SECOND-LIEN FACILITY AND SENIOR CREDIT FACILITY

On June 29, 2001, the Company announced the closing of a $165 million Second-Lien Facility with a maturity date of February 28, 2005. Net proceeds from the transaction, after payment of approximately $15.7 million of related transaction fees and expenses, were used to reduce outstanding borrowings under the Senior Credit Facility as well as provide additional liquidity for working capital and general corporate purposes. Interest under the Second-Lien Facility is payable quarterly at an interest rate of prime plus 8% increasing each quarter after June 30, 2002 by .375% but in no event less than 15%. Loans under the Second-Lien Facility are secured by a second priority lien on the assets securing the existing Senior Credit Facility. The approximately $15.7 million of related transaction fees and expenses were capitalized as deferred financing fees and are being amortized over the remaining term of the facility.

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

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES--CONTINUED

The Eight Point Plan addresses the following points: 1) expansion of brands; 2) exploration of new licensing opportunities; 3) rationalization of manufacturing operations; 4) reduction in overhead expense; 5) increase in global sourcing; 6) improvement of inventory utilization; 7) enhancement of supply chain and logistics functions; and 8) improvement in capital structure. The Company estimates the implementation of the Eight Point Plan will generate annual savings of $38 million pretax starting in 2002. Given the disruptive nature of the restructuring activity which includes significant machinery relocation and realignment, the Company does not anticipate any significant benefit from the restructuring plan until the first quarter of 2002. The estimated annual savings of $38 million (of which $35 million are estimated cash savings primarily in the form of labor and overhead savings and $3 million are estimated depreciation savings) will be reflected for the most part as a reduction in cost of goods sold and to a lesser extent as a reduction in general and administrative expenses.

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

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


IMPAIRMENT, RESTRUCTURING AND OTHER CHARGES--CONTINUED

Since the adoption of the Eight Point Plan, the Company has terminated and agreed to pay severance (including continuing termination benefits) to approximately 1,600 employees. No further significant terminations under the current restructuring plan are contemplated at this time.

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

                                                                      EMPLOYEE           OTHER
                                                      WRITEDOWN      TERMINATION          EXIT             TOTAL
                                                       ASSETS          BENEFITS           COSTS            CHARGE
                                                       ------        -----------         ------           ------
2000 Restructuring and Impairment Charge:
      Second Quarter                                   $ 87.9           $  4.6           $  3.4           $ 95.9
      Third Quarter                                        --              5.8              0.3              6.1
      Fourth Quarter                                      2.6              4.3              0.3              7.2
                                                       ------           ------           ------           ------
Total 2000 Charge                                        90.5             14.7              4.0            109.2

2001 Restructuring and Impairment Charge:
      First Quarter                                        --              5.0               --              5.0
                                                       ------           ------           ------           ------
Total 2001 Charge                                          --              5.0               --              5.0

Writedown Assets to Net Recoverable Value               (90.5)              --               --            (90.5)
2000 Cash Payments                                         --             (4.7)            (0.3)            (5.0)
2001 Cash Payments                                         --            (12.1)            (0.1)           (12.2)
                                                       ------           ------           ------           ------
Balance at September 30, 2001                          $   --           $  2.9           $  3.6           $  6.5
                                                       ======           ======           ======           ======

During 2000, other costs of the Eight Point Plan and other charges of $94 million, before taxes, were recognized including inventory writedowns of $74.2 million, claims of $5 million and other expenses of $6.1 million consisting primarily of $2.2 million for the relocation of machinery, $2.4 million of related unabsorbed overhead and other expenses of $1.5 million all reflected in cost of goods sold and other costs of $8.7 million consisting primarily of $5.7 million of unusual contractual severance and other expenses of $3 million reflected in other expense, net. During 2001, other costs of the Eight Point Plan of $12.5 million, before taxes, were recognized (of which $2.7 million were recognized in the third quarter) consisting primarily of $8.8 million for the relocation of machinery, $3.0 million of related unabsorbed overhead and other expenses of $0.7 million all reflected in cost of goods sold.

The Company expects to incur additional charges of approximately $1.2 million during the fourth quarter of 2001 related primarily to the relocation of machinery and other costs in connection with the Eight Point Plan and expects to complete its restructuring plan in the fourth quarter of 2001.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS: THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

The table below is a summary of the Company's operating results for the three and nine months ended September 30, 2001 and September 30, 2000 (in millions of dollars).

                                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                              SEPTEMBER 30,                        SEPTEMBER 30,
                                                       --------------------------          ---------------------------
                                                        2001               2000              2001                2000
                                                       --------          --------          --------           --------

Net sales ...................................          $  513.1          $  487.8          $1,333.3           $1,397.7

Gross earnings ..............................          $  118.0          $  130.3          $  279.4           $  300.1

Restructuring and
     impairment charge ......................                --          $    6.1          $    5.0           $  102.0

Operating earnings ..........................          $   53.0          $   64.1          $   81.5           $   13.8

Interest expense ............................          $   37.8          $   32.2          $  106.3           $   91.5

Other expense-net ...........................          $    9.5          $    0.8          $   13.8           $    7.1

Income (loss) from operations
     before taxes ...........................          $    5.7          $   31.0          $  (38.6)          $  (84.9)

Income (loss) from operations ...............          $    3.6          $   19.9          $  (24.8)          $  (54.4)

RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES. Net sales for the three months ended September 30, 2001 increased $25.3 million, or 5.2% to $513.1 million compared with net sales of $487.8 million for the three months ended September 30, 2000. On a pro forma basis, excluding sales from the acquired Chatham blankets unit, sales increased 3% in the period. Improvement in sales to mass merchants and specialty stores, coupled with sales of the expanded Ralph Lauren Home Collection license and new Disney Home license led to the improved sales performance. Sales increased in all product categories during the period, with the exception of towels, which was comparing to a significant program launch a year ago.

For the three months ended September 30, 2001, bed products sales were $315.4 million compared with $276.5 million last year, bath products sales were $141.3 million compared with $158 million last year and other sales (consisting primarily of sales from the Company's mill stores and foreign operations) were $56.4 million compared with $53.3 million last year.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 2001--CONTINUED

GROSS EARNINGS/MARGINS. Excluding charges associated with the Eight Point Plan, gross earnings for the three months ended September 30, 2001 decreased $15.9 million, or 11.6%, to $120.7 million compared with $136.6 million for the same period of 2000 and reflect gross margins of 23.5% in 2001 versus 28.0% in 2000. Gross earnings and margins decreased primarily as a result of increased promotional activity and increased manufacturing costs, primarily raw material and energy costs. Included in the cost of goods sold in the third quarter of 2001 are charges associated with the Eight Point Plan of $2.7 million, the majority of which reflects costs for equipment relocation, versus charges in 2000 associated with the Eight Point Plan of $6.2 million, the majority of which reflected inventory write-offs. Including the charges, gross earnings for the three months ended September 30, 2001 decreased $12.4 million, or 9.5%, to $118.0 million compared with $130.3 million for the same period of 2000.

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses increased $4.8 million, or 8.0%, in the third quarter of 2001 compared with the same period of last year, and as a percentage of net sales represent 12.7% in the 2001 period and 12.3% in the 2000 period. The increase in selling, general and administrative expenses in the third quarter of 2001 was primarily due to the acquisition of Chatham, increased reserves for bad debt expense and costs associated with expansion of the retail stores division.

Before charges associated with the Eight Point Plan, operating earnings for the third quarter of 2001 decreased 27.1% to $55.7 million, or 10.9% of sales, compared with operating earnings of $76.4 million, or 15.7% of sales, for the same period in 2000. This decline reflected the promotional selling environment, increased raw material and energy costs as well as increased selling, general and administrative expenses discussed above. Including the charges, operating earnings for the three months ended September 30, 2001 decreased $11.1 million to $53.0 million compared with $64.1 million for the same period of 2000. Operating earnings for the three months ended September 30, 2000, included a separate line item for restructuring and impairment charges to reflect $6.1 million in severance benefits and other exit costs.

INTEREST EXPENSE. Interest expense for the three months ended September 30, 2001 of $37.8 million increased $5.5 million compared with interest expense of $32.2 million for the three months ended September 30, 2000. The increase was due primarily to higher interest rates on the Company's variable rate bank debt and second lien facility, and higher average debt levels in the third quarter of 2001 compared with corresponding 2000 average debt levels.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 2001--CONTINUED

OTHER EXPENSE, NET. The Company recorded a $7.5 million non-cash charge in other expense, net in the third quarter of 2001 to adjust to market value its basis in an unconsolidated limited liability corporation. The primary asset of the corporation was an airplane that was sold during the quarter for less than its book value and generated $3.3 million in cash. The Company anticipates annual cost savings of $5 million given current competitive transportation costs alternatives. The remainder of other expense, net consisted primarily of the amortization of deferred financing fees of $2.2 million, less certain miscellaneous income items compared with deferred financing fees of $0.8 million in the third quarter of 2000.

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

NET INCOME. Net income, before charges associated with the Eight Point Plan, decreased $22.4 million, to $5.4 million, or $0.11 per share diluted, from net income of $27.8 million, or $0.56 per share diluted, in the same period of last year. After the charges, net income for the third quarter of 2001 was $3.6 million, or $0.07 per share diluted, compared with a $19.9 million, or $0.40 per share diluted, for the same period of last year.

Diluted per share amounts are based on 49.6 million and 49.9 million average shares outstanding for 2001 and 2000, respectively.

RESULTS OF OPERATIONS: NINE MONTHS ENDED SEPTEMBER 30, 2001

NET SALES. Net sales for the nine months ended September 30, 2001 decreased $64.3 million, or 4.6%, to $1,333.3 million compared with net sales of $1,397.7 million for the nine months ended September 30, 2000. On a pro forma basis, excluding sales from the acquired Chatham blankets unit, sales decreased 6% in the period. The decrease in net sales resulted primarily from ongoing weak retail demand for home fashions products during the period and continued promotional activity. As a result, sales declined in all product categories with the exception of Liebhardt, the Company's pillow and mattress pad subsidiary.

For the nine months ended September 30, 2001, bed products sales were $766.8 million compared with $812 million last year, bath products sales were $408.7 million compared with $433.5 million last year and other sales (consisting primarily of sales from the Company's mill stores and foreign operations) were $157.8 million compared with $152.2 million last year.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS: NINE MONTHS ENDED SEPTEMBER 30, 2001--CONTINUED

GROSS EARNINGS/MARGINS. Excluding charges associated with the Eight Point Plan, gross earnings for the nine months ended September 30, 2001 decreased $81.7 million, or 21.9%, to $291.8 million compared with $373.5 million for the same period of 2000 and reflect margins of 21.9% in the 2001 period and 26.7% in the 2000 period. Gross earnings and margins decreased primarily as a result of the lower sales volume and increased promotional activity as well as a less favorable product mix coupled with increases in other manufacturing costs, primarily raw material and energy costs. Gross earnings for the nine months ended September 30, 2001, after charges associated with the Eight Point Plan, decreased $20.7 million, or 6.9%, to $279.4 million compared with $300.1 million for the same period of 2000. Included in cost of goods sold for the first nine months of 2001 are charges associated with the Eight Point Plan of $12.5 million, the majority of which are equipment relocation costs as well as roughly $3 million in unabsorbed overhead costs, as compared with $73.4 million in 2000 primarily to reflect inventory write-offs.

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses increased by $8.5 million, or 4.6%, in the first nine months of 2001 compared with the same period of last year, and as a percentage of net sales represent 14.5% in the 2001 period and 13.2% in the 2000 period. The increase in selling, general and administrative expenses in the first nine months of 2001 was primarily due to the acquisition of Chatham, costs associated with expansion of the retail stores division and increased reserves for bad debts.

Before charges associated with the Eight Point Plan, operating earnings for the nine months ended September 30, 2001 decreased 47.7% to $99.0 million, or 7.4% of sales, compared with operating earnings of $189.2 million, or 13.5% of sales, for the same period in 2000. The decrease in operating earnings reflected the sales decline, promotional product mix, and increased raw material and energy costs and increased selling, general and administrative expenses discussed above. Including charges associated with the Eight Point Plan, operating earnings for the first nine months of 2001 increased $67.8 million to $81.5 million from $13.8 million in the same period of 2000. A separate line item reflected restructuring and impairment costs of $5.0 million for the first nine months of 2001 for severance benefits and other exit costs compared with $102.0 million in the same period in 2000 to reflect a reduction in goodwill and fixed assets in addition to severance benefits and other exit costs.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2001 of $106.3 million increased $14.8 million compared with interest expense of $91.5 million for the nine months ended September 30, 2000. The increase was due primarily to higher interest rates on the Company's variable rate bank debt, second lien facility, and higher average debt levels in the first nine months of 2001 compared with corresponding 2000 average debt levels.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS: NINE MONTHS ENDED SEPTEMBER 30, 2001--CONTINUED

OTHER EXPENSE, NET. The Company recorded a $7.5 million non-cash charge in other expense, net in the first nine months of 2001 to adjust to market value its basis in an unconsolidated limited liability corporation. The primary asset of the corporation was an airplane that was sold during the quarter for less than its book value and generated $3.3 million in cash. The Company anticipates annual cost savings of $5 million given current competitive transportation costs alternatives. The remainder of other expense, net for the first nine months of 2001 consisted primarily of a $2.3 million charge for cotton derivatives in accordance with FASB 133, Accounting for Derivative Instruments and Hedging Activities, and also includes the amortization of deferred financing fees of $4.4 million in 2001 compared with $2.2 million in the 2000 period, less certain miscellaneous income items. A separate line item in 2000 reflected a $5.1 million charge associated with the Company's Eight Point
Plan.

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

NET INCOME. Before charges associated with the Eight Point Plan, net income for the first nine months of 2001 decreased $74.8 million, to a loss of $13.6 million, or ($0.27) per share diluted, from $61.2 million, or $1.23 per share diluted, in the same period of last year. Net income for the first nine months of 2001, including the charges, was a loss of $24.8 million, or ($0.50) per share diluted, compared with a net loss of $54.4 million, or ($1.10) per share diluted, for the same period of last year.

Diluted per share amounts are based on 49.6 and 49.7 million average shares outstanding for 2001 and 2000, respectively.

EFFECTS OF INFLATION

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability.

                             WESTPOINT STEVENS INC.


       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are expected to be cash from its operations and funds available under the Senior Credit Facility. At November 3, 2001, the maximum commitment under the Senior Credit Facility was $717.5 million and the Company had unused borrowing availability under the Senior Credit Facility totaling approximately $164 million. The Senior Credit Facility contains covenants which, among other things, limit indebtedness and require the maintenance of certain financial ratios, minimum EBITDA and minimum net worth (as defined).

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

The Board of Directors has approved the purchase of up to twenty-seven million shares of the Company's common stock, subject to the Company's debt limitations. At September 30, 2001, approximately 3.6 million shares remained to be purchased under these programs. At the present time, the Company has suspended its stock repurchases.

The Company has a Trade Receivables Program which provides for the sale of accounts receivable, on a revolving basis. At September 30, 2001 and December 31, 2000, $160 million and $140 million, respectively, had been sold under this program and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets. The cost of the Trade Receivables Program in 2001 is estimated to total approximately $6.9 million, compared with $9.6 million in 2000, and will be charged to selling, general and administrative expenses.

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

                             WESTPOINT STEVENS INC.


PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company is a defendant in a complaint entitled Pratt v. WestPoint Stevens Inc., et al, alleging that the Company and other named and unnamed defendants (including two named employees of the Company) had harmed the six named plaintiffs and caused property damage under various common law tort claims including: nuisance, trespass, negligence, wantonness and strict liability. The claims are based upon routine discharges of wastewater from the Company's Opelika Finishing Plant and the Plaintiffs seek an unspecified amount in compensatory and punitive damages. The Company succeeded in having venue changed to Lee County, Alabama in August 2000, however, the Alabama Supreme Court on September 14, 2001 ordered that the case be tried in Macon County, Alabama. The parties substantially completed discovery prior to the transfer. The Company has prevailed in having the employee defendants dismissed from the case.

The Company believes that the allegations contained in the complaint are without merit and intends to contest the action vigorously.

On October 5, 2001, a purported stockholder class action suit, entitled Norman Geller vs. WestPoint Stevens Inc., et al, was filed against the Company and certain of its officers and directors in the United States District Court for the Northern District of Georgia. (A subsequent and functionally identical complaint has been filed.) The Complaints allege that, during the putative class period (i.e. February 10, 1999 to October 10, 2000), WestPoint Stevens and certain of its officers and directors caused false and misleading statements to be issued regarding, inter alia, alleged overcapacity and excessive inventories of the Company's towel-related products and customer demand for such products. The Complaints refer to WestPoint Stevens' press releases and quarterly and annual reports on Securities Exchange Commission Forms 10-Q and 10-K, which discuss the Company's results and forecasts for the Fiscal years 1999 and 2000. Plaintiffs allege that these press releases and public filings were false and misleading because they failed to disclose that the Company allegedly "knew sales would be adversely affected in future quarters and years." Plaintiffs also allege in general terms that the Company materially overstated revenues by making premature shipments of products.

The Complaints assert claims against all Defendants under ss.10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and against the Company and Defendant Green as "controlling persons" under ss.20(a) of the Exchange Act. The amount of damages claimed is not specified.

The Company believes that the complaint and any similar ones will be consolidated and treated as one litigation. The Company also believes that the allegations are without merit and intends to contest the action vigorously, on behalf of it and its officers and directors.

                             WESTPOINT STEVENS INC.

ITEM 1. LEGAL PROCEEDINGS--CONTINUED

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

The Company and its subsidiaries are involved in various other legal proceedings, both as plaintiff and as defendant, which are normal to its business. It is the opinion of management that the aforementioned actions and claims, if determined adversely to the Company, will have not a material adverse effect on the financial condition or operations of the Company taken as a whole.

                             WESTPOINT STEVENS INC.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


a.)

EXHIBIT
NUMBER                            DESCRIPTION OF EXHIBIT
-------                           ----------------------
10.1     Amendment dated August 9, 2001, to the WestPoint Stevens Inc. 1993
         Management Stock Option Plan

10.2     Amendment dated August 9, 2001, to the WestPoint Stevens Inc. 1994
         Non-Employee Directors Stock Option Plan

b.) No report on Form 8-K was filed by the Company during the quarter ended September 30, 2001.

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



                             WESTPOINT STEVENS INC.
                       -----------------------------------
                                   REGISTRANT



                               /s/ L. Dupuy Sears
                       -----------------------------------
                                 L. Dupuy Sears
                          Senior Vice President-Finance
                           and Chief Financial Officer


Date: November 14, 2001

                                  EXHIBIT INDEX


10.1 Amendment dated August 9, 2001, to the WestPoint Stevens Inc. 1993 Management Stock Option Plan

10.2 Amendment dated August 9, 2001, to the WestPoint Stevens Inc. 1994 Non-Employee Directors Stock Option Plan