Form 10-K
period 2001-12-31
WESTPOINT STEVENS INC
filed 2002-03-28
CIK 852952

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period for ____________ to ____________

                          COMMISSION FILE NO. 0-21496

                             WESTPOINT STEVENS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE                                                             36-3498354
(State or other jurisdiction of                                 (I.R.S.Employer
incorporation or organization)                              Identification No.)

507 WEST TENTH STREET, WEST POINT, GEORGIA                                31833
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                             (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (706) 645-4000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE.

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:


     Title of each Class              Name of each exchange on which registered
----------------------------          -----------------------------------------
Common Stock, $.01 par value                            NYSE


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

         The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $71,055,791 at March 15, 2002. The number of shares of Common Stock outstanding at March 15, 2002, was 49,648,157.


                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

         Indicate the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date: 49,648,157 at March 21, 2002.


===============================================================================

                               TABLE OF CONTENTS

                                                                                                         Page No.
                                                                                                         --------

Item 1.  Business..................................................................................          2

Item 2.  Properties................................................................................          8

Item 3.  Legal Proceedings.........................................................................          9

Item 4.  Submission of Matters to a Vote of Security Holders.......................................         10

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters......................         10

Item 6.  Selected Financial Data...................................................................         11

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....         13

Item 8.  Financial Statements and Supplementary Data...............................................         21

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......         48

Item 10. Directors and Executive Officers of the Registrant........................................         48

Item 11. Executive Compensation....................................................................         48

Item 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters...............................................................         48

Item 13. Certain Relationships and Related Transactions............................................         48

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................         48

ITEM 1.  BUSINESS

WestPoint Stevens Inc., a Delaware corporation organized in 1987 (the "Company"), is the successor corporation to West Point-Pepperell, Inc. through a series of mergers occurring in December 1993. The Company is a leading manufacturer, marketer and distributor of an extensive range of bed and bath home fashions ("Home Fashions") products. The Company's trademark brands include ATELIER MARTEX(R), CHATHAM(R), GRAND PATRICIAN(R), MARTEX(R), PATRICIAN(R), UTICA(R), STEVENS(R), LADY PEPPERELL(R), LUXOR(R), and VELLUX(R). In addition, certain Home Fashions products are manufactured and sold pursuant to licensing agreements under designer names that include, among others, Ralph Lauren Home, Sanderson, Glynda Turley, Designers Guild, Dr. Scholl's, Simmons Beautyrest and Disney Home. The Company is also a manufacturer of the Martha Stewart and Joe Boxer bed and bath lines. The Company's products are marketed through leading department stores, mass merchants, specialty stores, institutional channels, and WestPoint Stevens Stores Inc., among others.

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

As a result of a strategic review of the Company's businesses, manufacturing, other facilities, and products during the year 2000, the Company's Board of Directors approved a $222.0 million pre-tax charge to cover the cost of implementing a restructuring plan having eight key elements designed to streamline operations and improve profitability (the "Eight-Point Plan"). The majority of the charge, $203.2 million pretax, was recorded during the year 2000, and the remaining $18.8 million pretax charge was recorded in 2001. Of the $203.2 million pretax charge recorded in 2000, $85.3 million is reflected in cost of goods sold, the majority of which reflected inventory write-off, and $117.9 million is reflected in a reduction of goodwill and fixed assets in addition to severance benefits and other costs. The Eight-Point Plan addresses the following points: 1) expansion of brands; 2) exploration of new licensing opportunities; 3) rationalization of manufacturing operations; 4) reduction in overhead expense; 5) increase in global sourcing; 6) improvement of inventory utilization; 7) enhancement of supply chain and logistics functions; and 8) improvement in capital structure. The Company estimates the implementation of the Eight-Point Plan will generate annual pretax savings of $38 million starting in 2002. For a complete discussion of the Eight-Point Plan, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

As of March 2, 2002, four plant closings have been announced under the Eight-Point Plan. On October 2, 2000, the Rosemary plant, a towel plant located in Roanoke Rapids, North Carolina, and the Liebhardt basic bedding plant in Union, South Carolina, were scheduled for closing. On January 29, 2001, the Seneca plant, a sheeting plant in Seneca, South Carolina, was scheduled for closing. On March 1, 2001, the Whitmire yarn plant in Whitmire, South Carolina, was scheduled for closing. In addition to these closings, a reduction in the workforce of the remaining facilities at the Rosemary complex was announced on February 5, 2001. Since the adoption of the Eight-Point Plan, the Company has terminated and paid severance (including continuing termination benefits) to approximately 1,700 employees. The restructuring charge was completed in the fourth quarter of 2001.

For a discussion of the Company's overall financial condition, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

         PRODUCTS

The Company markets a broad range of manufactured and sourced bed, bath and basic bedding products, including:

         Bed and Bath Products

                  -        bath accessories;

                  -        bath towels;

                  -        beach towels;

                  -        bedskirts;

                  -        bedspreads;

                  -        comforters and duvet covers;

                  -        decorative throw pillows;

                  -        drapes and valances;

                  -        quilts;

                  -        scatter rugs;

                  -        shower curtains;

                  -        table covers;

                  -        sheets; and

         Basic Bedding Products

                  -        bed pillows;

                  -        flocked blankets;

                  -        mattress pads;

                  -        natural fill pillows and comforters; and

                  -        woven blankets and throws.

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

         TRADEMARKS AND LICENSES

The Company's products are marketed under well-known and firmly established trademarks, brand names and private labels. The Company uses trademarks, brand names and private labels as merchandising tools to assist its customers in coordinating their product offerings and differentiating their products from those of their competitors. Registered trademarks include ATELIER MARTEX(R), CHATHAM(R), GRAND PATRICIAN(R), MARTEX(R), PATRICIAN(R), UTICA(R), STEVENS(R), LADY PEPPERELL(R), LUXOR(R), and VELLUX(R). In addition, products are manufactured and sold pursuant to licensing agreements under designer names that include, among others, Ralph Lauren Home, Disney Home, Sanderson, Glynda Turley, Designers Guild, Dr. Scholl's and Simmons Beautyrest. A portion of the Company's sales is derived from licensed designer brands. The license agreements for the Company's designer brands generally are for a term of two or three years. Some of the licenses are automatically renewable for additional periods, provided that certain sales thresholds set forth in the license agreements are met. No single license has accounted for more than 12% of the Company's total sales volume during any of the last five fiscal years. Although the Company has no reason to believe that it will lose any of its licenses, the loss of a significant license could have an adverse effect upon the Company's business, which effect could be material. The licensing agreements with fixed expiration dates are: Ralph Lauren Home, December 31, 2005 (with option to renew to December 31, 2008); Glynda Turley, December 31, 2003; Dr. Scholl's, July 31, 2002; Simmons Beautyrest, June 30, 2004; and Disney Home, December 31, 2005 dependent on the achievement of certain sales goals.

         MARKETING

The Company is committed to developing and maintaining integral relationships with its customers through "Strategic Partnering," a program designed to improve customers' operating results by leveraging the Company's merchandising, manufacturing and inventory management skills. "Strategic Partnering" includes Electronic Data Interchange ("EDI") direct electronic entry systems, "Quick Response" and "Vendor Managed Inventory" customer delivery programs and point-of-sale processing. The Company incorporates Strategic Partnering into its planning, manufacturing and shipping systems, in order to enable it to efficiently and economically anticipate and respond to customers' inventory requirements. As a result, the Company is better able to plan and forecast its own production and inventory requirements. Sales and marketing of the Company's Home Fashions products are conducted through a recently enhanced organizational format consisting of divisions for Bed and Bath Products and Basic Bedding Products, each with supporting domestic sales, marketing and merchandising teams and international sales and marketing teams. Distribution specific teams focused on target key accounts are linked with product management, operations, customer service and distribution to service each segment of retail.

The Bed and Bath Products Division and the Basic Bedding Products Division focus sales on the following channels of distribution:

         -        catalogs;

         -        chain stores;

         -        department stores;

         -        mass merchants;

         -        specialty stores;

         -        warehouse clubs; and

         -        healthcare and hospitality institutions.

For the Bed and Bath Products Division and the Basic Bedding Products Division marketing is comprised of the following functions that create products and services in direct response to recognized consumer trends:

         -        design;

         -        marketing;

         -        advertising;

         -        licensing;

         -        consumer research; and

         -        product innovation.

For the Bed and Bath Products Division and the Basic Bedding Products Division merchandising is comprised of the following functions:

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

         - Americas - which markets to all major stores in Canada, Mexico, and other parts of Latin America with US-made and foreign sourced products.

         - WestPoint Stevens Stores Inc. - a wholly-owned subsidiary of the Company ("WestPoint Stores"). WestPoint Stores currently consists of 59 geographically dispersed, value-priced outlets throughout the United States and in Canada, most of which are located in factory outlet shopping centers. The products sold in WestPoint Stores are first quality (including overstocks), seconds, discontinued items and other products.

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

Approximately 85% of the Company's total sales are made to retail establishments in the United States, including catalog retailers, chain and department stores, mass merchants, specialty bed and bath stores, warehouse clubs and WestPoint Stores. Finished products are distributed to retailers directly from the Company's plants. The majority of the remaining portion of the Company's sales of Home Fashions products are through the institutional channel, which includes hospitality and healthcare establishments, as well as laundry supply businesses. In addition to domestic sales, the Company distributes its Home Fashions products for eventual sale to certain foreign markets, principally Australia, Canada, Mexico, the United Kingdom, continental Europe, the Middle East and the Far East. International operations accounted for approximately 5% of the total revenues of the Company in 2001.

         INVENTORY MANAGEMENT, ELECTRONIC COMMUNICATION AND DELIVERY

The Company has been recognized as a leader and innovator of advanced technology, having led the industry with advanced, innovative e-commerce applications and has been selected as a preferred vendor for customers' web exchange pilot programs, Quick Response, EDI and Vendor Management Inventory. The Company utilizes collaborative planning, forecasting and replenishment practices supported by systems from i2Technologies, Inc., including its retail merchandising and inventory replenishment system (Inforem(R)) combined with its forecasting and planning system (Demand Planner(R)). It also deploys Hyperion business intelligence technologies for inventory optimization and performance measurement to complement the Company's highly integrated core business systems, including its supply chain, sourcing and logistics systems. The Company combines the use of an advanced, customer order fulfillment system, real-time radio frequency and in-line label printing distribution systems, and in-house transportation to compress the order to delivery cycle time, maintain low inventory levels, and achieve high customer scorecard objectives. The Company has placed a strong emphasis on the supply chain and logistics function, and believes that continued investment in planning, sourcing, distribution and transportation capabilities will enhance its ability to provide its customers with superior service.

         CUSTOMERS

The Company is pursuing strategic relationships with key merchandisers. An important component of the Company's strategy is to increase its share of shelf and floor space by strengthening its partnership with its customers. The Company is working closely with retailers and is sharing information and business practices with them to improve service and achieve higher profitability for both the retailer and the Company. For example, value has been added through the Company's focus on supply chain and logistics and Vendor Managed Inventory.

The Company's Home Fashions products are sold to catalog retailers, chain stores, mass merchants, department stores, specialty stores, warehouse clubs, and its own retail stores. The Company's six largest customers, Costco Wholesale Corporation, J.C. Penney Company, Inc., Kmart Corporation, Sears Roebuck & Co., Inc., Target Corporation and Wal-Mart Stores, Inc. accounted for approximately 54% of the net sales of the Company during the fiscal year ended December 31, 2001. In 2001, sales to Kmart Corporation and Target Corporation were 15% and 14%, respectively of the net sales of the Company. Each of such customers has purchased goods from the Company in each of the last 10 years. Although the Company has no reason to believe that it will lose the business of any of its largest customers, a loss of any of the largest accounts (or a material portion of any thereof) would have an adverse effect upon the Company's business, which could be material.

On January 22, 2002, Kmart Corporation filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code. Kmart Corporation subsequently received approval of its debtor-in-possession financing and is currently working towards a restructuring and emergence from Chapter 11 in 2003. In conjunction with the restructuring, Kmart Corporation announced the closing of 284 retail store locations. This represents roughly 13% of its total store base. The Company has reviewed its sales and profit projections for Kmart Corporation for 2002 and believes that the recent Chapter 11 filing for bankruptcy protection by Kmart Corporation will not have a material adverse effect on the Company's future operations.

         MANUFACTURING

The Company currently uses the latest manufacturing and distribution equipment and technologies in its mills. Management therefore believes that the Company is one of the most efficient manufacturers in the home fashions industry. Over the past five years, the Company has spent approximately $585 million to modernize its manufacturing and distribution systems and has spent approximately $60 million of that amount during 2001. The capital expenditures have been used to, among other things, replace projectile looms with faster, more efficient air jet looms, replace ring spinning with open-end and air jet spinning, and further automate the Company's cut and sew operations. Air jet looms produce at higher speeds than projectile looms, yielding fewer defects, requiring less maintenance and providing cleaner and safer working environments. Using air jet technology, compressed air propels the filling yarn at high speeds, with robotics handling the cutting and tucking of the filling yarn. The Company's new open-end and air jet spinning machines use computerized monitors and sensors which track and analyze the work, streamline information gathering and detect defects immediately to improve yarn quality. The Company intends to invest approximately $40 to $50 million in capital improvements in the aggregate in 2002, which includes the further automation of the cut and sew operations including the purchase of new hemming machines, and upgrades of automated sortation and shipping systems. The Company also expects major improvements in the manufacturing of pillows and blankets with the upgrade of garnett lines, fiber blowing lines and feather pillow lines along with loom purchases within the woven blanket operation. These capital programs have resulted, and are expected to continue to result, in improved product quality, increased efficiency and capacity, lower costs and quicker response time to customer orders. The Company (including its subsidiaries) owns and utilizes 22 manufacturing facilities and leases 5 manufacturing facilities. These facilities are located primarily in the Southeastern United States. See "Item 2. Properties."

         SOURCING

The Company has had a long-standing history of domestic and international sourcing of selected component products such as specialty yarns and specialty greige sheeting fabric for use in domestic production of Home Fashion products. Historically the percentage of sourced components used in domestic production was not material. However, following the implementation of the Eight-Point Plan in 2000 increased focus was placed on global sourcing. As such, the Company today views sourcing as a means to drive business growth and improve profitability by providing products and services that accelerate product and packaging innovation resulting in a competitive market advantage. In 2001, the Company imported both component and finished products from 20 countries, up from 14 countries in 2000. To accelerate speed to market and improve customer service, in 2001 the Company successfully implemented Third Party Logistic's operations on the east coast and on the Mexican border. The Company has more than doubled the number of sourced vendors used in 2001 and estimates that sourced products account for roughly 13% of the Company's sales. Through global sourcing operations, the categories of product offerings by the Company to its customers has been significantly expanded to increase focus on high growth product categories such as bath accessories, rugs and quilts.

The Company's policy on sourcing prohibits the purchase of merchandise that is produced in whole or in part by indentured, prison or illegal immigrant or child labor. The Company requires that vendors certify the locations used for the production of products it purchases and that the vendors submit to compliance inspections from the Company or its representatives to ensure that the Company does not do business with suppliers who violate human rights.

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

         SEASONALITY; CYCLICALITY; INVENTORY

Traditionally, the home fashions industry has been seasonal, with peak sales in the fall. In accordance with industry practice, the Company increases its Home Fashions' inventory levels during the first six months of the year to meet customer demands for the fall peak season. The Company's commitment to EDI, Quick Response, and Vendor Managed Inventory, however, has facilitated a more even distribution of products throughout the calendar year and reduced some of the need to stockpile inventory to meet peak season demands.

The home fashions industry is also cyclical. While the Company's performance may be negatively affected by downturns in consumer spending, management believes the effects thereof are mitigated by the Company's large market shares and broad distribution base.

         BACKLOG ORDERS

The backlog of the Company's unfilled customer orders believed by management to be firm was approximately $57.5 million at February 2, 2002, as compared with approximately $57.6 million at February 3, 2001. The Company does not believe that its backlogs are a meaningful indicator of its business due in part to its use of Vendor Managed Inventory systems.

         COMPETITION

The home fashions industry is highly competitive. The Company competes on the basis of price, quality, design and customer service, among other factors. In the sheet and towel markets, the Company competes primarily with Springs Industries, Inc. and Pillowtex Corporation. In the other bedding and accessories markets, the Company competes with many companies, most of which are much smaller in size than the Company. The Company has pursued a competitive strategy focused on providing the best fashion, quality, service and value to its customers and to the ultimate consumer. The Company believes that there has been an increase in the sale of imported Home Fashion products in the domestic market and is actively pursuing its own foreign sourcing opportunities to meet the demand for such products. The Company believes the level of foreign competition has been increasing. There can be no assurance that foreign competition will not grow to a level that could have an adverse effect upon the Company's ability to compete effectively.

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

The Company is a defendant in a complaint entitled Pratt v. WestPoint Stevens Inc., et al, alleging that the Company and other named and unnamed defendants (including two named employees of the Company) had harmed the six named plaintiffs and caused property damage under various common law tort claims including: nuisance, trespass, negligence, wantonness and strict liability. The claims are based upon routine discharges of wastewater from the Company's Opelika Finishing Plant and the Plaintiffs seek an unspecified amount in compensatory and punitive damages. The parties have substantially completed discovery and the case is to be tried in Macon County, Alabama, though a trial date has not been established. The Company has prevailed in having the employee defendants dismissed from the case. The Company believes that the allegations contained in the complaint are without merit and intends to contest the action vigorously.

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

         EMPLOYEES

The Company (including its subsidiaries) employed approximately 15,337 active employees as of December 31, 2001. The Company believes that its relations with all of its employees are excellent. The Company has not experienced a strike or work stoppage by any of its unionized employees during the past 20 years. Currently, less than 10% of the Company's employees are unionized.

The Company has developed an effective employee relations and communications program that includes rules and regulations for employee conduct and procedures for employee complaints. This long-standing program focuses on and, in the view of management, has resulted in, strong, positive employee relations practices, good working conditions, progressive human resources policies and expansive safety programs.

         RECENT DEVELOPMENTS

On June 29, 2001, the Company announced the closing of a $165.0 million Second-Lien Facility with a maturity date of February 28, 2005. Net proceeds from the transaction, after payment of approximately $16.3 million of related transaction fees and expenses, were used to reduce outstanding borrowings under the Senior Credit Facility as well as provide additional liquidity for working capital and general corporate purposes. Interest under the Second-Lien Facility is payable quarterly at an interest rate of prime plus 8% increasing each quarter after June 30, 2002 by .375% but in no event less than 15%. Loans under the Second-Lien Facility are secured by a second priority lien on the assets securing the existing Senior Credit Facility. The approximately $16.3 million of related transaction fees and expenses were capitalized as deferred financing fees and are being amortized over the remaining term of the facility.

During the first and second quarters of 2001, the Company's Senior Credit Facility was amended primarily to modify certain financial ratios, add a minimum EBITDA covenant, limit restricted debt and equity payments including dividends, limit capital expenditures, permit the Second-Lien Facility transaction and provide for scheduled reductions of the revolving commitment. Effective with the closing of the Second-Lien Facility, the revolving commitment was reduced to $717.5 million from $800.0 million. The latest amendment to the Senior Credit Facility provides for a $25.0 million reduction in the revolver commitment on each of the following dates: November 1, 2002, February 1, 2003, August 1, 2003 and November 1, 2003 and further provides for a $17.5 million reduction in the revolver commitment on February 1, 2004 at which time the revolver commitment will be $600.0 million. The amendments further provide that any increase in the Trade Receivables Program above the current $160.0 million limit, up to a $200.0 million limit, would reduce the revolver commitment under the Senior Credit Facility by a similar amount.

In January 2002, the Company amended and extended its existing Trade Receivables Program with an independent issuer of receivables backed commercial paper until January 2003. See "Item 8. Financial Statements and Supplemental Data - Notes to Consolidated Financial Statements - 2 Indebtedness and Financial Arrangements."

The Company's access to capital at rates that allow for a reasonable return on future business can be affected by credit rating agencies' ratings of the Company's debt. During 2001, the credit ratings of the Company's senior unsecured notes (the "Notes") were downgraded as follows: on June 8, 2001 Fitch Ratings ("Fitch") lowered the credit ratings on the Notes from BB- to B-; on June 25, 2001, Fitch lowered the credit ratings on the Notes from B- to CCC-; on May 7, 2001, Moody's lowered the credit ratings on the Notes from B1 to Caa2, the senior implied rating was lowered from Ba3 to Caa1 and the issuer rating was lowered from B1 to Caa2; on June 19, 2001, Moody's lowered the credit ratings on the Notes from Caa2 to Ca and the senior implied rating was lowered from Caa1 to Caa3 and the issuer rating was lowered from Caa2 to Ca; on May 9, 2001, Standard & Poor's lowered the credit ratings on the Notes from BB-to B and the corporate rating was lowered from BB to BB-; and on June 11, 2001, Standard & Poor's lowered the credit ratings on the Notes from B to CCC+ and the corporate rating was lowered from BB- to B. On February 2, 2001 Standard & Poor's revised its rating outlook for the Company from stable to negative and after each credit rating downgrade mentioned above the respective rating agency's rating outlook for the Company remained negative.

The interest rates paid by the Company on its current indebtedness are not directly impacted by changes in credit ratings. Although credit ratings may impact the rate at which the Company can borrow funds, a credit rating is not a recommendation to buy, sell or hold securities. In addition, a credit rating is subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating.

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

The Company owns office space in West Point, Georgia, and Lanett and Valley, Alabama, and leases various additional office space, including approximately 140,000 square feet in New York City, of which approximately 36,000 square feet is subleased to other tenants. The Company also owns or leases various administrative, storage and office space.

The Company and its subsidiaries own and utilize 22 manufacturing facilities located in Alabama, Florida, Georgia, Indiana, Maine, North Carolina, South Carolina and Virginia which contain in the aggregate approximately 8,723,000 square feet of floor space and lease 5 manufacturing facilities in Alabama, Georgia, Louisiana, Nevada and North Carolina which contain in the aggregate approximately 563,000 square feet of floor space.

The Company owns a chemical plant containing approximately 43,000 square feet of floor space from which Grifftex Chemicals operates. In addition, the Company owns a printing facility consisting of 38,000 square feet in which Graphics prints product packaging and labeling.

The Company and its subsidiaries also own 13 distribution centers and warehouses for their operations which contain approximately 3,805,000 square feet of floor space. In addition, the Company and its subsidiaries lease 5 distribution outlets and warehouses containing approximately 554,000 square feet of floor space.

WestPoint Stores owns 2 retail stores and leases its 57 other retail stores, all of which are dispersed throughout the United States and Canada.

The owned properties of the Company are subject to liens held by the Company's secured lenders. See "Item 8. Financial Statements and Supplemental Data - Notes to Consolidated Financial Statements -2 Indebtedness and Financial Arrangements."

ITEM 3.  LEGAL PROCEEDINGS

The Company is a defendant in a complaint entitled Pratt v. WestPoint Stevens Inc., et al, alleging that the Company and other named and unnamed defendants (including two named employees of the Company) had harmed the six named plaintiffs and caused property damage under various common law tort claims including: nuisance, trespass, negligence, wantonness and strict liability. The claims are based upon routine discharges of wastewater from the Company's Opelika Finishing Plant and the Plaintiffs seek an unspecified amount in compensatory and punitive damages. The parties have substantially completed discovery and the case is to be tried in Macon County, Alabama though a trial date has not been established. The Company has prevailed in having the employee defendants dismissed from the case. The Company believes that the allegations contained in the complaint are without merit and intends to contest the action vigorously.

On October 5, 2001, a purported stockholder class action suit, entitled Norman Geller v. WestPoint Stevens Inc., et al., was filed against the Company and certain of its officers and directors in the United States District Court for the Northern District of Georgia. (A subsequent and functionally identical complaint was also filed.) The Complaints allege that, during the putative class period (i.e., February 10, 1999 to October 10, 2000), WestPoint Stevens and certain of its officers and directors caused false and misleading statements to be issued regarding, inter alia, alleged overcapacity and excessive inventories of the Company's towel-related products and customer demand for such products. The Complaints refer to WestPoint Stevens' press releases and quarterly and annual reports on Securities Exchange commission Forms 10-Q and 10-K, which discuss the Company's results and forecasts for the Fiscal years 1999 and 2000. Plaintiffs allege that these press releases and public filings were false and misleading because they failed to disclose that the Company allegedly "knew sales would be adversely affected in future quarters and years." Plaintiffs also allege in general terms that the Company materially overstated revenues by making premature shipments of products.

The Complaints assert claims against all Defendants under ss. 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and against the Company and Defendant Green as "controlling persons" under ss. 20(a) of the Exchange Act. The actions were consolidated by Order dated January 25, 2002. Plaintiffs have been ordered to serve a Consolidated Amended Complaint by March 26, 2002.

The Company believes that the allegations are without merit and intends to contest the action vigorously, on behalf of its officers and directors.

On March 11, 2002, a shareholder derivative action, entitled Gordon Clark v. Holcombe T. Green, Jr., et al., was filed against certain of the Company's directors and officers in the Superior Court of Fulton County, Georgia. The Complaint alleges that the named individuals breached their fiduciary duties by acting in bad faith and wasting corporate assets. The Complaint also asserts claims under Georgia Code Ann. ss.ss.14-2-740 to 14-2-747, and 14-2-831. The claims are based on the same or similar facts as are alleged in the Geller action.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 2001, no matters were submitted by the Company to a vote of its security holders.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is listed on the New York Stock Exchange ("NYSE") under the ticker symbol WXS. Such listing became effective on October 15, 1999. Prior thereto, the Company's Common Stock was listed on the National Association of Securities Dealers Automated Quotation System - National Market System ("NASDAQ") under the ticker symbol WPSN from August 2, 1993. Following the Securities and Exchange Commission order to convert to decimal pricing, the NYSE began the conversion in September 2000. WestPoint Stevens' Common Stock was converted to decimal trading on December 4, 2000, with all prior periods restated accordingly.

High and low share prices of the Company's Common Stock, as reported, each quarterly period within the two most recent fiscal years were:

Quarter Ended                                     Share Prices
-------------                   -----------------------------------------------
                                        2001                        2000
                                ----------------------      -------------------
                                  High         Low            High        Low
                                --------     -------        --------    -------
March 31                        $ 10.15       $ 7.37         $ 19.00    $ 13.75
June 30                         $ 10.00       $ 0.96         $ 19.63    $  8.38
September 30                    $  2.70       $ 1.50         $ 14.31    $ 10.56
December 31                     $  3.50       $ 1.52         $ 12.38    $  5.94

The Company paid dividends of $.02 per share on March 1, June 1, September 1 and December 1, 2000, March 1, June 1, 2001. On June 1, 2000, the Company paid, in addition to the regular dividend of $.02 per share, a special dividend of $2.00 per share. Under its existing credit facilities, as amended June 29, 2001, the Company is not permitted to pay dividends. See "Item 1. Business - Recent Developments."

As of March 15, 2002, there were approximately 13,931 holders of the Company's Common Stock. Of that total, approximately 282 were stockholders of record and approximately 13,649 held their stock in nominee name through the Depository Trust Company.

ITEM 6.  SELECTED FINANCIAL DATA

The selected historical financial data presented below for 2001, 2000 and 1999 were derived from the Audited Consolidated Financial Statements of the Company and its subsidiaries as of and for the years ended December 31, 2001, 2000 and 1999 (the "Consolidated Financial Statements"), and should be read in conjunction therewith, including the notes thereto and the other financial information included elsewhere in this report. The statement of operations data reflect the discontinuance of the Alamac Knit Fabrics subsidiary and accordingly only reflect the operations of Home Fashions.

                                                                                  YEAR  ENDED DECEMBER 31,
                                                              ----------------------------------------------------------------
                                                                2001          2000          1999         1998          1997
                                                              ---------     ---------     ---------    ---------     ---------
(IN MILLIONS, EXCEPT PER SHARE DATA)
STATEMENT OF
   OPERATIONS DATA:
Net sales                                                     $ 1,765.1     $ 1,815.9     $ 1,883.3    $ 1,779.0     $ 1,657.5
Gross earnings (1)                                                378.3         388.4         505.3        474.7         419.8
Operating earnings (2)                                            115.3          34.9         268.1        248.3         214.9
Interest expense                                                  141.6         122.3         102.4        105.7         102.2
Income (loss) from continuing operations
    before income tax expense
    (benefit) and  extraordinary items (3)                        (42.6)        (98.8)        162.9        141.7         110.2
Income (loss) from continuing operations
    before extraordinary items (4)                                (27.3)        (63.3)        104.1         90.6          69.3

Net income (loss) (4)                                             (27.3)        (63.3)        104.1         40.0          78.0

Diluted net income (loss) per common share:
   Continuing operations                                           (.55)        (1.28)         1.84         1.51          1.11
   Discontinued operations                                           --            --            --           --           .14
   Extraordinary item - loss on extinguishment of debt (5)           --            --            --         (.84)           --
                                                              ---------     ---------     ---------    ---------     ---------
   Net income (loss) per common share                              (.55)        (1.28)         1.84          .67          1.25

Diluted average common shares outstanding                          49.6          49.6          56.6         59.9          62.7


                                                                      DECEMBER  31,
                                      ----------------------------------------------------------------------------
                                        2001             2000             1999             1998             1997
                                      --------         --------         --------         --------         --------
(IN MILLIONS)
BALANCE SHEET DATA:
Total assets                          $1,368.8         $1,458.4         $1,540.7         $1,391.2         $1,291.1
Working capital (6)                      242.1            180.1            233.1            178.2            212.2
Total debt                             1,672.5          1,627.8          1,464.8          1,335.4          1,187.7
Stockholders' equity (deficit)          (778.4)          (712.8)          (498.0)          (487.5)          (425.0)



                                                                                    YEAR ENDED DECEMBER 31,
                                                             -------------------------------------------------------------------
                                                              2001            2000           1999           1998           1997
                                                             ------          ------         ------         ------         ------
(IN MILLIONS, EXCEPT RATIOS)
OTHER DATA:
Depreciation and amortization:
   Continuing operations                                     $ 83.9          $ 80.8         $ 84.1         $ 80.6         $ 71.7
   Discontinued operations                                       --              --             --             --            5.5
Capital expenditures:
   Continuing operations                                       60.5            76.7          148.6          147.5          148.9
   Discontinued operations                                       --              --             --             --            3.2
Continuing operations-adjusted operating earnings (7)         134.0           229.5          268.1          248.3          214.9
Continuing operations-adjusted net income (loss) (8)          (15.4)           66.7          104.1           90.6           69.3
Continuing operations-adjusted operating margin (9)             7.6%           12.6%          14.2%          14.0%          13.0%


                       See footnotes on following page.

(1) Gross earnings for the years ended December 31, 2001 and 2000 include costs of the Eight-Point Plan of $13.7 million and $85.3 million, respectively.


(2) Operating earnings for the years ended December 31, 2001 and 2000 include restructuring and impairment charges of $5.0 million and $109.2 million, respectively, and other costs of the Eight-Point Plan of $13.7 million and $85.3 million, respectively, totaling $18.7 million and $194.5 million, respectively.

(3) Loss from continuing operations before income tax benefit for the years ended December 31, 2001 and 2000 include restructuring and impairment charges of $5.0 million and $109.2 million, respectively, and other costs of the Eight-Point Plan and other charges of $13.7 million and $94.0 million, respectively, totaling $18.7 million and $203.2 million, respectively.

(4) Loss from continuing operations and net loss for the years ended December 31, 2001 and 2000 include restructuring and impairment charges of $5.0 million and $109.2 million, respectively, and other costs of the Eight-Point Plan and other charges of $13.7 million and $94.0 million, respectively, totaling $18.7 million and $203.2 million, respectively, before income tax benefit of $6.7 million and $73.1 million, respectively, for a net amount of $11.9 million and $130.1 million, respectively.

(5) In 1998, the Company recorded an extraordinary item of $50.6 million, net of income taxes of $28.5 million, for the early extinguishment of debt. The extraordinary charge consisted primarily of tender premiums and the write-off of deferred debt costs.

(6)      Working capital at December 31, 2001, 2000, 1999, 1998 and 1997 includes the current portion of bank indebtedness and other long-term debt of $107.5 million, $152.8 million, $89.8 million, $60.4 million and $41.4 million, respectively.

(7) Continuing operations-adjusted operating earnings represents operating earnings from continuing operations, adjusted to remove the impact of the restructuring and impairment charges and other costs of the Eight-Point Plan. Such amounts are presented to facilitate comparisons between periods since there were no similar charges for the years ended December 31, 1999, 1998 and 1997.

(8) Continuing operations-adjusted net income represents net income from continuing operations, adjusted to remove the impact of the restructuring and impairment charges and other costs of the Eight-Point Plan and other charges and before extraordinary items and discontinued operations.

(9) Continuing operations-adjusted operating margin represents continuing operations adjusted operating earnings as a percentage of net sales for the periods presented.

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SECOND-LIEN FACILITY AND SENIOR CREDIT FACILITY

On June 29, 2001, the Company announced the closing of a $165.0 million Second-Lien Facility with a maturity date of February 28, 2005. Net proceeds from the transaction, after payment of approximately $16.3 million of related transaction fees and expenses, were used to reduce outstanding borrowings under the Senior Credit Facility as well as provide additional liquidity for working capital and general corporate purposes. Interest under the Second-Lien Facility is payable quarterly at an interest rate of prime plus 8% increasing each quarter after June 30, 2002 by .375% but in no event less than 15%. Loans under the Second-Lien Facility are secured by a second priority lien on the assets securing the existing Senior Credit Facility. The approximately $16.3 million of related transaction fees and expenses were capitalized as deferred financing fees and are being amortized over the remaining term of the facility.

During the first and second quarters of 2001, the Company's Senior Credit Facility was amended primarily to modify certain financial ratios, add a minimum EBITDA covenant, limit restricted debt and equity payments including dividends, limit capital expenditures, permit the Second-Lien Facility transaction and provide for scheduled reductions of the revolving commitment. Effective with the closing of the Second-Lien Facility, the revolving commitment was reduced to $717.5 million from $800.0 million. The latest amendment to the Senior Credit Facility provides for a $25.0 million reduction in the revolver commitment on each of the following dates: November 1, 2002, February 1, 2003, August 1, 2003 and November 1, 2003 and further provides for a $17.5 million reduction in the revolver commitment on February 1, 2004 at which time the revolver commitment will be $600.0 million. The amendments further provide that any increase in the Trade Receivables Program above the current $160.0 million limit, up to a $200.0 million limit, would reduce the revolver commitment under the Senior Credit Facility by a similar amount.

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

RESTRUCTURING, IMPAIRMENT, AND OTHER CHARGES

As a result of a strategic review of the Company's businesses, manufacturing and other facilities, and products in the second quarter of 2000, the Company's Board of Directors approved a $222.0 million pretax charge to cover the cost of implementing an Eight-Point Plan that is designed to streamline operations and improve profitability

The Eight-Point Plan addresses the following points: 1) expansion of brands; 2) exploration of new licensing opportunities; 3) rationalization of manufacturing operations; 4) reduction in overhead expense; 5) increase in global sourcing; 6) improvement of inventory utilization; 7) enhancement of supply chain and logistics functions; and 8) improvement in capital structure. The Company estimates the implementation of the Eight-Point Plan will generate annual pretax savings of $38.0 million starting in 2002. Given the disruptive nature of the restructuring activity that includes significant machinery relocation and realignment, the Company does not anticipate any significant benefit from the restructuring plan until the first quarter of 2002. The estimated annual pretax savings of $38.0 million (of which $35.0 million are estimated cash savings primarily in the form of labor and overhead savings and $3.0 million are estimated depreciation savings) will be reflected for the most part as a reduction in cost of goods sold and to a lesser extent as a reduction in general and administrative expenses.

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

As of March 2, 2002, four plant closings have been announced under the Eight-Point Plan. On October 2, 2000, the Rosemary greige plant, a towel plant located in Roanoke Rapids, North Carolina, and the Liebhardt basic bedding plant in Union, South

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESTRUCTURING, IMPAIRMENT, AND OTHER CHARGES--CONTINUED

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

The cost of the manufacturing rationalization and certain overhead reduction costs were reflected in a restructuring and impairment charge of $109.2 million, before taxes, in 2000 and a restructuring and impairment charge of $5.0 million, before taxes, in 2001. The components of the restructuring and impairment charge in 2000 included $66.8 million for the impairment of fixed assets, $23.7 million for the impairment of goodwill and other assets and $18.7 million in reserves to cover cash expenses related to severance benefits of $14.7 million and other exit costs, including lease terminations, of $4.0 million. The components of the restructuring and impairment charge in 2001 included $7.0 million in reserves to cover cash expenses related to severance benefits and a reduction in reserves for other exit costs of $2.0 million.

Since the adoption of the Eight-Point Plan, the Company has terminated and agreed to pay severance (including continuing termination benefits) to approximately 1,700 employees. The restructuring plan was completed in the fourth quarter of 2001.

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

                                                                               EMPLOYEE           OTHER
                                                          WRITEDOWN           TERMINATION          EXIT        TOTAL
                                                           ASSETS              BENEFITS           COSTS        CHARGE
                                                          ---------           -----------         -----        ------
2000 Restructuring and Impairment Charge:
      Second Quarter                                       $87.9               $  4.6            $  3.4       $  95.9
      Third Quarter                                            -                  5.8               0.3           6.1
      Fourth Quarter                                         2.6                  4.3               0.3           7.2
                                                           -----                -----             -----       -------
Total 2000 Charge                                           90.5                 14.7               4.0         109.2

2001 Restructuring and Impairment Charge:
      First Quarter                                            -                  5.0                -            5.0
      Fourth Quarter                                           -                  2.0              (2.0)            -
                                                          ------                -----             -----       -------
Total 2001 Charge                                              -                  7.0              (2.0)          5.0

Writedown Assets to Net Recoverable Value                  (90.5)                   -                 -         (90.5)
2000 Cash Payments                                             -                 (4.7)             (0.3)         (5.0)
2001 Cash Payments                                             -                (15.0)             (0.1)        (15.1)
                                                          ------                -----             -----       -------
Balance at December 31, 2001                             $     -               $  2.0            $  1.6      $    3.6
                                                          ======                =====             =====       =======

During 2000, other costs of the Eight-Point Plan and other charges of $94.0 million, before taxes, were recognized including inventory writedowns of $74.2 million; claims of $5.0 million; other expenses of $6.1 million consisting primarily of $2.2 million for the relocation of machinery, $2.4 million of related unabsorbed overhead and other expenses of $1.5 million, all reflected in cost of goods sold; and other costs of $8.7 million consisting primarily of $5.7 million of unusual contractual severance and other expenses of $3.0 million reflected in Other expense-net. During 2001, other costs for the completion of the Eight-Point Plan of $13.7 million, before taxes, were recognized consisting primarily of $10.0 million for the relocation of machinery, $3.0 million of related unabsorbed overhead and other expenses of $0.7 million all reflected in cost of goods sold.

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The table below is a summary of the Company's operating results for the years ended December 31, 2001, 2000 and 1999. The following discussion is limited to an analysis of the results of continuing operations (in millions of dollars and as percentages of net sales).

                                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------------------------------------
                                                                    2001                  2000                 1999
                                                                 ----------            ----------           ----------
Net sales                                                         $1,765.1              $1,815.9             $1,883.3
Gross earnings                                                    $  378.3              $  388.4             $  505.3
Restructuring and impairment charge                               $    5.0              $  109.2                    -
Operating earnings                                                $  115.3              $   34.9             $  268.1
Interest expense                                                  $  141.6              $  122.3             $  102.4
Other expense-net                                                 $   16.3              $   11.4             $    2.8
Income (loss) from operations before taxes                        $  (42.6)             $  (98.8)            $  162.9
Income (loss) from operations                                     $  (27.3)             $  (63.3)            $  104.1

Gross margin                                                          21.4%                 21.4%                26.8%

Operating margin                                                       6.5%                  1.9%                14.2%

2001 COMPARED WITH 2000

NET SALES. Net sales for the year ended December 31, 2001 decreased $50.7 million, or 2.8%, to $1,765.1 million compared with net sales of $1,815.9 million for the year ended December 31, 2000. The decrease resulted from difficult conditions at retail for all of 2001 that caused a decline in sales across all product categories with the exception of basic bedding accessories. Sales were also negatively impacted by increased promotional pricing activity due to the weak retail sales environment.

For the year ended December 31, 2001, bed products sales were $1,024.3 million compared with $1,054.0 million in 2000, bath products sales were $524.0 million compared with $551.8 million in 2000 and other sales (consisting primarily of sales from the Company's retail stores and foreign operations) were $216.9 million compared with $210.1 million in 2000.

GROSS EARNINGS/MARGINS. Gross earnings before restructuring charges for the year ended December 31, 2001 of $392.0 million decreased $81.8 million, or 17.3%, compared with $473.8 million for 2000 and reflect gross margins of 22.2% in 2001 and 26.1% in 2000. Gross earnings after the restructuring charge were $378.3 million for the year ended December 31, 2001 compared with $388.4 million in 2000. Gross earnings and margins deteriorated in 2001 due to increased raw material costs, primarily cotton, and a weakness in retail markets that resulted in increased promotional activity and lower sales that necessitated selected production downtime and resulted in under absorption of fixed costs.

OPERATING EARNINGS/MARGINS. Selling, general and administrative expenses before restructuring charges increased $13.7 million, or 5.6%, in 2001 compared with 2000, and as a percentage of net sales represent 14.6% in 2001 and 13.5% in 2000. Restructuring charges of $5.0 million were incurred in 2001 related to the Company's Eight-Point Plan. The increase in selling, general and administrative expenses in 2001 was primarily due to increased bad debt expense and expenses associated with the acquired Chatham blanket unit that were partially offset by reduced litigation reserves.

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS--CONTINUED

2001 COMPARED WITH 2000--CONTINUED

Operating earnings for the year ended December 31, 2001 before restructuring charges were $134.0 million, or 7.6% of sales, and decreased $95.5 million, or 41.6%, compared with operating earnings of $229.5 million, or 12.6% of sales, for 2000. Operating earnings for the year ended December 31, 2001 after the restructuring charge were $115.3 million compared with $34.9 million in 2000. The increase in operating earnings in 2001 resulted from the reduced level of charges related to the Company's restructuring program.

INTEREST EXPENSE. Interest expense for the year ended December 31, 2001 of $141.6 million increased $19.3 million compared with interest expense for the year ended December 31, 2000. The increase in interest expense was due primarily to higher average debt levels and higher average interest rates on the Company's variable rate bank debt and Second-Lien Facility.

OTHER EXPENSE-NET. Other expense-net increased $13.6 million for the year ended December 31, 2001 to $16.3 million from $2.7 million for the year ended December 31, 2000 before costs of the Eight-Point Plan of $8.7 million. The charges were comprised of a $7.5 million non-cash charge to adjust to market value its basis in an unconsolidated limited liability corporation, $2.3 million in charges for cotton derivatives in accordance with FASB 133, Accounting for Derivative Instruments and Hedging Activities and also included the amortization of deferred financing fees of $6.9 million in 2001 compared with $3.2 million in the 2000 period, less certain miscellaneous items. The primary asset of the limited liability corporation was an airplane that was sold during the year for less than its book value and generated $3.3 million in cash; as a result the Company anticipates annual cash savings of $5.0 million.

INCOME TAX EXPENSE. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes and non-deductible items.

NET INCOME. Before charges associated with the Eight-Point Plan, net income for fiscal year 2001 was a loss of $15.4 million, or a loss of $0.31 per share diluted, and a loss of $27.3 million after the charges, or a loss of $0.55 per share diluted. Net income for 2000 before charges associated with the Eight-Point Plan was $66.7 million or $1.34 per share diluted and after charges was a loss of $63.3 million or a loss of $1.28 per share diluted.

Diluted per share amounts are based on 49.6 million average shares outstanding for both the 2001 and 2000 periods, respectively.

2000 COMPARED WITH 1999

NET SALES. Net sales for the year ended December 31, 2000 decreased $67.4 million, or 3.6%, to $1,815.9 million compared with net sales of $1,883.3 million for the year ended December 31, 1999. The decrease resulted from difficult conditions at retail in the latter part of 2000 that caused a significant decline in towel sales and to a lesser degree a decline in sheet sales despite increased sales of blankets, and growth in sales at the retail stores division. Sales were also negatively impacted due to the disruptive effect of a tornado that damaged the Abbeville (AL.) Distribution Center in December.

For the year ended December 31, 2000, bed products sales were $1,054.0 million compared with $1,082.8 million in 1999, bath products sales were $551.8 million compared with $596.5 million in 1999 and other sales (consisting primarily of sales from the Company's retail stores and foreign operations) were $210.1 million compared with $203.9 million in 1999.

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

2000 COMPARED WITH 1999--CONTINUED

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

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

At December 31, 2001 and 2000, the Company, in its normal course of business, had entered into various commodity futures contracts and forward purchase commodity contracts. Based on year-end forward cotton prices, the Company's futures contracts and forward purchase contracts at December 31, 2001 (which covered a portion of its 2002 needs) had a net deferred loss of approximately $3.8 million. At December 31, 2000, the net deferred loss was approximately $2.1 million.

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK--CONTINUED

Based on a sensitivity analysis for commodities, the hypothetical net deferred loss for the combined commodity positions at December 31, 2001 is estimated to be approximately $8.1 million ($11.0 million at December 31, 2000), assuming a decrease of 10% in such commodity prices. Actual commodity price volatility is dependent on many varied factors impacting supply and demand that are impossible to forecast. Therefore, actual changes in fair value over time could differ substantially from the hypothetical change disclosed above.

Interest Rate Risk. At December 31, 2001 and 2000, the Company's floating interest rate debt outstanding was $672.5 million (of which $165.0 million was the Second-Lien Facility) and $627.8 million, respectively. A 100 basis point increase in market rates would increase interest expense and decrease income before income taxes by approximately $5.0 million and $6.3 million at December 31, 2001 and 2000, respectively. The amount was determined by calculating the effect of the hypothetical interest rate change on the Company's floating interest rate debt excluding the Second-Lien Facility. Based on market rates at December 31, 2001, a 100 basis point increase in market rates would not increase the minimum interest rate under the Second-Lien Facility.

The fair market value of long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair market value of the Company's total long-term fixed interest rate debt at December 31, 2001 was approximately $312.3 million, which was below its carrying value by approximately $687.7 million. At December 31, 2000, the estimated fair market value of the Company's long-term fixed interest rate debt was approximately $730.8 million, which was below its carrying value by approximately $269.2 million. A hypothetical 100 basis point decrease in the prevailing interest rates at December 31, 2001 would result in an increase in the fair market value of total long-term fixed interest rate debt by approximately $8.6 million ($30.9 million at December 31, 2000). Fair market values are determined from quoted market prices where available or based on estimates.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions. See Note 1 - Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. Management believes that the following are some of the more critical judgment areas in the application of the Company's accounting policies that currently affect financial condition and results of operations.

Accounts Receivable. The Company maintains returns and allowances reserves as well as reserves for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments, including bad debt losses under the Trade Receivables Program special purpose entity. Returns and allowances reserves are based primarily on historical data available to the Company. Reserves for doubtful accounts are based on historical data as well as other current data available to the Company that includes the overdue status, financial status and credit ratings of its customers, and estimates of ultimate recoverability from customers in bankruptcy. At December 31, 2001 and 2000, the Company had accounts receivable reserves of $33.6 million and $22.1 million, respectively. Management believes that its estimates are conservative; however, if the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories. The Company's inventories are stated at the lower of cost or market (net realizable value) and include material, labor and factory overhead. At December 31, 2001, approximately 78% of the Company's inventories are valued at the lower of cost or market using the "dollar value" last-in, first-out
(LIFO) method. The remaining inventories are valued at the lower of cost or market using substantially the first-in, first-out (FIFO) method. The Company maintains market reserves for estimated obsolete, excess, aged or off-quality inventories equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand, channels of distribution and market conditions. At December 31, 2001 and 2000, the Company had market reserves of $73.1 million and $63.4 million, respectively. Management believes that its estimates are conservative; however, if market conditions were to deteriorate, resulting in higher levels of obsolete, excess, aged or off-quality inventories or lower estimated market values, additional market reserves may be required.

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ACCOUNTING POLICIES NOT YET ADOPTED

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives.

The Company will apply Statement 142 beginning in the first quarter of 2002. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill as of January 1, 2002 in the first quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company has not yet determined what the effect of these tests will be on earnings and financial position of the Company.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. Statement 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt Statement 144 as of January 1, 2002 and it does not expect that the adoption will have a significant impact on the Company's financial position and results of operations.

EFFECTS OF INFLATION

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of liquidity are expected to be cash from its operations and funds available under the Senior Credit Facility. At March 2, 2002, the maximum commitment under the Senior Credit Facility was $717.5 million and the Company had unused borrowing availability under the Senior Credit Facility totaling $123.2 million. The Senior Credit Facility contains covenants, which, among other things, limit indebtedness and require the maintenance of certain financial ratios, minimum EBITDA and minimum net worth (as defined). The latest amendment to the Senior Credit Facility provides for a $25.0 million reduction in the revolver commitment on each of the following dates: November 1, 2002, February 1, 2003, August 1, 2003 and November 1, 2003 and further provides for a $17.5 million reduction in the revolver commitment on February 1, 2004 at which time the revolver commitment will be $600.0 million. The amendments further provide that any increase in the Trade Receivables Program above the current $160.0 million limit, up to a $200.0 million limit, would reduce the revolver commitment under the Senior Credit Facility by a similar amount.

On January 22, 2002, Kmart Corporation filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code. Kmart Corporation subsequently received approval of its debtor-in-possession financing and is currently working towards a restructuring and emergence from Chapter 11 in 2003. In conjunction with the restructuring, Kmart Corporation announced the closing of 284 retail store locations. This represents roughly 13% of its total store base. The Company has reviewed its sales and profit projections for Kmart Corporation for 2002 and believes that the recent Chapter 11 filing for bankruptcy protection by Kmart Corporation will not have a material adverse effect on the Company's future operations.

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS--CONTINUED

LIQUIDITY AND CAPITAL RESOURCES--CONTINUED

At December 31, 2001, the Company was in compliance with all its covenants under the Senior Credit Facility and Second-Lien Facility, and based on management's projections of 2002 results expects to remain in compliance with all the covenants under its credit agreements.

The Company's principal uses of cash for the next several years will be operating expenses, capital expenditures and debt service requirements related primarily to interest payments. The Company spent approximately $60.5 million in 2001 on capital expenditures and intends to invest approximately $40.0 to $50.0 million in 2002. The Board of Directors approved the payment of quarterly cash dividends of $.02 per share, which were paid on March 1, 2001 and June 1, 2001, totaling approximately $2.0 million. The latest amendment of the Senior Credit Facility does not permit future cash dividends.

The Board of Directors has approved the purchase of up to 27 million shares of the Company's common stock, subject to the Company's debt limitations. At December 31, 2001, approximately 3.6 million shares remained to be purchased under these programs. The latest amendment of the Senior Credit Facility does not permit future stock repurchases.

The Company, through a "bankruptcy remote" receivables subsidiary, has a Trade Receivables Program that provides for the sale of accounts receivable on a revolving basis at rates more favorable than the Senior Credit Facility. In March 2001, the Company amended and extended the maturity date of its existing Trade Receivables Program with an independent issuer of receivables backed commercial paper until January 2002, and in January 2002 amended and extended the maturity date of its existing Trade Receivables Program until January 2003. Under the terms of the Trade Receivables Program, the Company has agreed to sell on an ongoing basis, and without recourse, an undivided ownership interest in its accounts receivable portfolio. The Company maintains the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The agreement permits the sale of up to $160.0 million of accounts receivable. The cost of the Trade Receivables Program is charged to selling expense in the accompanying Consolidated Statements of Operations and is estimated to total approximately $4.8 million in 2002, compared with $6.5 million in 2001. At December 31, 2001 and 2000, $152.6 million and $140.0 million, respectively, of accounts receivable had been sold pursuant to the Trade Receivables Programs and the sale is reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets.

Debt service requirements for interest payments in 2002 are estimated to total approximately $138.0 million (excluding amounts related to the Trade Receivables Program) compared with interest payments of $143.0 million in 2001. The Company's long-term indebtedness has no scheduled principal reduction requirements during 2002.

Management believes that cash from the Company's operations and borrowings under its credit agreements will provide the funding necessary to meet the Company's anticipated requirements for capital expenditures, operating expenses and to enable it to meet its anticipated debt service requirements.

At December 31, 2001, the Company's major contractual obligations were as follows (in millions of dollars):

                                                           PAYMENTS DUE BY PERIOD
                           --------------------------------------------------------------------------------------
                                                                                                            LATER
                             TOTAL        2002         2003         2004          2005         2006       PERIODS
                           ---------    --------     -------      --------      --------     --------     -------

Senior Notes               $1,000.0                                              $525.0                    $475.0
Senior Credit Facility     $  507.5                                 $507.5
Second-Lien Facility       $  165.0                                              $165.0
Operating Leases           $   76.6      $21.2          $19.6       $ 15.0       $ 11.5        $4.9        $  4.4
Inventory Contracts        $   49.1      $49.1

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements for the years ended December 31, 2001, 2000 and 1999


Report of Ernst & Young LLP, Independent Auditors.........................         22
Consolidated Balance Sheets...............................................    23 - 24
Consolidated Statements of Operations.....................................         25
Consolidated Statements of Stockholders' Equity (Deficit).................         26
Consolidated Statements of Cash Flows.....................................         27
Notes to Consolidated Financial Statements................................    28 - 47

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

BOARD OF DIRECTORS AND STOCKHOLDERS
WESTPOINT STEVENS INC.

We have audited the accompanying consolidated balance sheets of WestPoint Stevens Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at
Item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WestPoint Stevens Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 7 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative instruments and hedging activities.



                                         /s/Ernst & Young LLP

Atlanta, Georgia
February 4, 2002

                             WESTPOINT STEVENS INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     DECEMBER 31,
                                                                           -------------------------------
                                                                               2001                2000
                                                                           ------------        ------------
ASSETS
Current Assets
         Cash and cash equivalents ................................        $     3,170         $       167
         Accounts receivable (less allowances of $33,573
              and $22,063, respectively) ..........................            105,136              99,191
         Inventories ..............................................            397,192             407,332
         Prepaid expenses and other current assets ................             29,613              42,247
                                                                           -----------         -----------
                   Total current assets ...........................            535,111             548,937

Property, Plant and Equipment
         Land .....................................................              6,765               6,767
         Buildings and improvements ...............................            359,014             341,932
         Machinery and equipment ..................................          1,008,713             991,481
         Leasehold improvements ...................................             12,320              11,478
                                                                           -----------         -----------
                                                                             1,386,812           1,351,658
         Less accumulated depreciation and amortization ...........           (637,486)           (579,638)
                                                                           -----------         -----------
                   Net property, plant and equipment ..............            749,326             772,020

Other Assets
         Deferred financing fees (less accumulated amortization
              of $14,680 and $7,714, respectively) ................             32,879              18,497
         Prepaid pension and other assets .........................              4,243              72,829
         Goodwill (less accumulated amortization of $4,488
              and $3,193, respectively) ...........................             47,288              46,166
                                                                           -----------         -----------
                   Total other assets .............................             84,410             137,492
                                                                           -----------         -----------
                                                                           $ 1,368,847         $ 1,458,449
                                                                           ===========         ===========

                             See accompanying notes.

                             WESTPOINT STEVENS INC.

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                      DECEMBER 31,
                                                                                            -------------------------------
                                                                                                2001                2000
                                                                                            ------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
         Senior Credit Facility ....................................................        $   107,501         $   152,849
         Accrued interest payable ..................................................              3,856               4,734
         Accounts payable ..........................................................             67,218              75,883
         Accrued employee compensation .............................................             21,166              24,755
         Accrued customer incentives ...............................................             31,577              28,721
         Other accrued liabilities .................................................             61,723              81,928
                                                                                            -----------         -----------
                         Total current liabilities .................................            293,041             368,870

Long-Term Debt .....................................................................          1,565,000           1,475,000

Noncurrent Liabilities
         Deferred income taxes .....................................................            182,822             265,812
         Pension and other liabilities .............................................            106,351              61,588
                                                                                            -----------         -----------
                         Total noncurrent liabilities ..............................            289,173             327,400

Stockholders' Equity (Deficit)
         Common Stock and capital in excess of par value:
                   Common Stock, $.01 par value; 200,000,000
                   shares authorized; 71,099,649 shares issued .....................            395,903             367,515
         Accumulated deficit .......................................................           (680,789)           (650,943)
         Treasury stock; 21,528,567 and 21,686,082 shares at cost, respectively ....           (418,781)           (420,421)
         Accumulated other comprehensive income (loss) .............................            (69,386)             (1,774)
         Unearned compensation .....................................................             (5,314)             (7,198)
                                                                                            -----------         -----------
                         Total stockholders' equity (deficit) ......................           (778,367)           (712,821)
                                                                                            -----------         -----------
                                                                                            $ 1,368,847         $ 1,458,449
                                                                                            ===========         ===========

                             See accompanying notes.

                             WESTPOINT STEVENS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------------------
                                                                     2001                2000                1999
                                                                 ------------        ------------        ------------
Net sales ...............................................        $ 1,765,146         $ 1,815,870         $ 1,883,263
Cost of goods sold ......................................          1,386,804           1,427,447           1,377,917
                                                                 -----------         -----------         -----------

      Gross earnings ....................................            378,342             388,423             505,346

Selling, general and administrative expenses ............            258,007             244,278             237,246
Restructuring and impairment charge .....................              5,008             109,199                  --
                                                                 -----------         -----------         -----------

      Operating earnings ................................            115,327              34,946             268,100

Interest expense ........................................            141,606             122,287             102,395
Other expense-net .......................................             16,294              11,419               2,843
                                                                 -----------         -----------         -----------

      Income (loss) from operations
                 before income tax expense (benefit) ....            (42,573)            (98,760)            162,862

Income tax expense (benefit) ............................            (15,225)            (35,450)             58,750
                                                                 -----------         -----------         -----------
      Net income (loss) .................................        $   (27,348)        $   (63,310)        $   104,112
                                                                 ===========         ===========         ===========

Basic net income (loss) per common share ................        $      (.55)        $     (1.28)        $      1.89
                                                                 ===========         ===========         ===========

Diluted net income (loss) per common share ..............        $      (.55)        $     (1.28)        $      1.84
                                                                 ===========         ===========         ===========

Basic average common shares outstanding .................             49,606              49,635              55,119
      Dilutive effect of stock options and
      stock bonus plan ..................................                 --                  --               1,479
                                                                 -----------         -----------         -----------
Diluted average common shares outstanding ...............             49,606              49,635              56,598
                                                                 ===========         ===========         ===========

                             See accompanying notes.

                             WESTPOINT STEVENS INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                                                       COMMON
                                                                       STOCK
                                                                     AND CAPITAL
                                                                         IN                                            ACCUMULATED
                                                                      EXCESS OF       TREASURY STOCK                      OTHER
                                                            COMMON       PAR      ---------------------  ACCUMULATED  COMPREHENSIVE
                                                            SHARES      VALUE      SHARES      AMOUNT      DEFICIT    INCOME (LOSS)
                                                            ------   -----------  --------   ----------  -----------  -------------
Balance, January 1, 1999 ................................   70,862    $343,437    (14,577)   $(242,844)   $(585,115)   $ (2,930)

     Comprehensive income:
          Net income ....................................       --          --         --           --      104,112          --
          Foreign currency translation adjustment .......       --          --         --           --           --         818
     Comprehensive income ...............................
     Exercise of management stock options
          including tax benefit .........................      238       8,744        399          112           --          --
     Issuance of stock pursuant to Stock Bonus
          Plan including tax benefit ....................       --       2,184        295        3,193           --          --
     Issuance of restricted stock .......................       --       7,139        501        2,255           --          --
     Amortization of compensation .......................       --          --         --           --           --          --
     Purchase of treasury shares ........................       --          --     (5,477)    (126,688)          --          --
     Cash dividends .....................................       --          --         --           --       (3,355)         --
     Stock dividends pursuant to Stock Bonus Plan .......       --          --         --           --          (20)         --
                                                            ------    --------    -------    ---------    ---------    --------

Balance, December 31, 1999 ..............................   71,100     361,504    (18,859)    (363,972)    (484,378)     (2,112)

     Comprehensive income (loss):
          Net loss ......................................       --          --         --           --      (63,310)         --
          Foreign currency translation adjustment .......       --          --         --           --           --         338

     Comprehensive income (loss) ........................
     Exercise of management stock options
          including tax benefit .........................       --       4,148        754        5,251           --          --
     Issuance of stock pursuant to Stock Bonus
          Plan including tax benefit ....................       --       1,858        248        2,602           --          --
     Issuance of restricted stock .......................       --           5          2           14           --          --
     Amortization of compensation .......................       --          --         --           --           --          --
     Purchase of treasury shares ........................       --          --     (3,831)     (64,316)          --          --
     Cash dividends .....................................       --          --         --           --     (103,253)         --
     Stock dividends pursuant to Stock Bonus Plan .......       --          --         --           --           (2)         --
                                                            ------    --------    -------    ---------    ---------    --------

Balance, December 31, 2000 ..............................   71,100     367,515    (21,686)    (420,421)    (650,943)     (1,774)

     Comprehensive income (loss):
          Net loss ......................................       --          --         --           --      (27,348)         --
          Minimum pension liability adjustment,
                 net of tax of $37,494 ..................       --          --         --           --           --     (66,655)
          Foreign currency translation adjustment .......       --          --         --           --           --         (60)
         Cash flow hedges:
            Cumulative effect of change in accounting,
                 net of tax of $544 .....................       --          --         --           --           --        (968)
             Net derivative gains, net of tax of $38 ....       --          --         --           --           --          71
     Comprehensive income (loss) ........................
     Issuance of stock pursuant to Stock Bonus
          Plan including tax expense ....................       --       1,589        146        1,565           --          --
     Issuance of restricted stock .......................       --         (19)        11           75           --          --
     Amortization of compensation .......................       --          --         --           --           --          --
     Net operating loss benefit .........................       --      26,818         --           --           --          --
     Cash dividends .....................................       --          --         --           --       (2,015)         --
     Stock dividends pursuant to Stock Bonus Plan .......       --          --         --           --         (483)         --
                                                            ------    --------    -------    ---------    ---------    --------

Balance, December 31, 2001 ..............................   71,100    $395,903    (21,529)   $(418,781)   $(680,789)   $(69,386)
                                                            ======    ========    =======    =========    =========    ========


                                                           UNEARNED
                                                         COMPENSATION    TOTAL
                                                         ------------  ---------
Balance, January 1, 1999 ................................   $    --    $(487,452)

     Comprehensive income:
          Net income ....................................        --      104,112
          Foreign currency translation adjustment .......        --          818
                                                                        --------
     Comprehensive income ...............................                104,930
                                                                        --------
     Exercise of management stock options
          including tax benefit .........................        --        8,856
     Issuance of stock pursuant to Stock Bonus
          Plan including tax benefit ....................        --        5,377
     Issuance of restricted stock .......................    (9,394)          --
     Amortization of compensation .......................       332          332
     Purchase of treasury shares ........................        --     (126,688)
     Cash dividends .....................................        --       (3,355)
     Stock dividends pursuant to Stock Bonus Plan .......        --          (20)
                                                            --------    --------

Balance, December 31, 1999 ..............................    (9,062)    (498,020)

     Comprehensive income (loss):
          Net loss ......................................        --      (63,310)
          Foreign currency translation adjustment .......        --          338
                                                                        --------
     Comprehensive income (loss) ........................                (62,972)
                                                                        --------
     Exercise of management stock options
          including tax benefit .........................        --        9,399
     Issuance of stock pursuant to Stock Bonus
          Plan including tax benefit ....................        --        4,460
     Issuance of restricted stock .......................       (19)          --
     Amortization of compensation .......................     1,883        1,883
     Purchase of treasury shares ........................        --      (64,316)
     Cash dividends .....................................        --     (103,253)
     Stock dividends pursuant to Stock Bonus Plan .......        --           (2)
                                                            -------    ---------

Balance, December 31, 2000 ..............................    (7,198)    (712,821)

     Comprehensive income (loss):
          Net loss ......................................        --      (27,348)
          Minimum pension liability adjustment,
                 net of tax of $37,494 ..................        --      (66,655)
          Foreign currency translation adjustment .......        --          (60)
         Cash flow hedges:
            Cumulative effect of change in accounting,
                 net of tax of $544 .....................        --         (968)
             Net derivative gains, net of tax of $38 ....        --           71
                                                                        --------
     Comprehensive income (loss) ........................                (94,960)
                                                                        --------
     Issuance of stock pursuant to Stock Bonus
          Plan including tax expense ....................        --        3,154
     Issuance of restricted stock .......................       (76)         (20)
     Amortization of compensation .......................     1,960        1,960
     Net operating loss benefit .........................        --       26,818
     Cash dividends .....................................        --       (2,015)
     Stock dividends pursuant to Stock Bonus Plan .......        --         (483)
                                                            -------    ---------

Balance, December 31, 2001 ..............................   $(5,314)   $(778,367)
                                                            =======    =========

                             See accompanying notes.

                             WESTPOINT STEVENS INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                   -----------------------------------------
                                                                                       2001           2000           1999
                                                                                   ------------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ..........................................................   $   (27,348)   $   (63,310)   $   104,112
    Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
          Depreciation and other amortization ..................................        83,920         80,775         84,091
          Deferred income taxes ................................................       (10,441)       (41,735)        52,213
            Changes in assets and liabilities excluding the effect of
               acquisitions, dispositions and the Trade Receivables Program:
                Accounts receivable ............................................       (14,453)           228        (24,333)
                Inventories ....................................................        14,640         39,785        (67,865)
                Prepaid expenses and other current assets ......................         3,606         (6,697)         4,209
                Accrued interest payable .......................................          (878)           398           (441)
                Accounts payable and other accrued liabilities .................       (29,754)        (4,605)           (95)
                Other-net ......................................................        12,377         (9,562)       (18,828)
            Non-cash component of restructuring and impairment charge ..........            --         90,478             --
                                                                                   -----------    -----------    -----------

            Total adjustments ..................................................        59,017        149,065         28,951
                                                                                   -----------    -----------    -----------
Net cash provided by operating activities ......................................        31,669         85,755        133,063
                                                                                   -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures .......................................................       (60,524)       (76,742)      (148,610)
    Net proceeds from sale of assets ...........................................         1,253            624            537
    Purchase of business .......................................................        (8,363)            --             --
                                                                                   -----------    -----------    -----------

Net cash used for investing activities .........................................       (67,634)       (76,118)      (148,073)
                                                                                   -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Senior Credit Facility:
       Borrowings ..............................................................     1,231,132      1,337,785      1,016,621
       Repayments ..............................................................    (1,351,480)    (1,174,739)      (887,218)
    Proceeds from Trade Receivables Program ....................................        12,600        (14,000)         9,000
    Proceeds from issuance of Common Stock .....................................            --          8,891          6,285
    Purchase of Common Stock for treasury ......................................            --        (64,316)      (126,688)
    Cash dividends paid ........................................................        (2,015)      (103,253)        (3,355)
    Proceeds from Second-Lien Facility .........................................       165,000             --             --
    Fees associated with refinancing ...........................................       (16,269)            --             --
                                                                                   -----------    -----------    -----------

Net cash provided by (used for) financing activities ...........................        38,968         (9,632)        14,645
                                                                                   -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents ...........................         3,003              5           (365)
Cash and cash equivalents at beginning of period ...............................           167            162            527
                                                                                   -----------    -----------    -----------

Cash and cash equivalents at end of period .....................................   $     3,170    $       167    $       162
                                                                                   ===========    ===========    ===========

                             See accompanying notes.

                             WESTPOINT STEVENS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

During the fourth quarter of 2001, the Company recorded bad debt expense of $7.0 million net of taxes related to the write-down of receivables as a result of Kmart Corporation's bankruptcy filing in January 2002. The Company also reviewed its litigation exposures and other contingency issues, and as a result of favorable litigation settlements in 2001 and other evaluations reduced its reserves for related exposures by approximately $5.0 million net of taxes during the fourth quarter of 2001.

RECLASSIFICATIONS. Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the current year presentation.

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

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base; however, as of December 31, 2001, substantially all of the Company's receivables were from companies in the retail industry. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

CASH AND CASH EQUIVALENTS. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments (consisting primarily of commercial paper and certificates of deposit) totaling approximately $3.2 million and $0.2 million are included in cash and cash equivalents at December 31, 2001 and 2000, respectively. These investments are carried at cost, which approximates market value.

INVENTORIES. Inventory costs include material, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value). At December 31, 2001 and 2000, approximately 78% of the Company's inventories are valued at the lower of cost or market using the "dollar value" last-in, first-out ("LIFO") method. The remaining inventories (approximately $88.3 million and $89.2 million at December 31, 2001 and 2000, respectively) are valued at the lower of cost or market using substantially the first-in, first-out method.

Inventories consisted of the following (in thousands of dollars):

                                                    DECEMBER 31,
                                            -----------------------------
                                               2001               2000
                                            ----------         ----------
Finished goods ...................          $ 176,043          $ 183,660
Work in process ..................            170,854            169,745
Raw materials and supplies .......             50,295             55,569
LIFO reserve .....................                 --             (1,642)
                                            ---------          ---------
                                            $ 397,192          $ 407,332
                                            =========          =========

                             WESTPOINT STEVENS INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

PROPERTY, PLANT AND EQUIPMENT. As a result of the adoption of Fresh Start reporting, as of September 30, 1992, property, plant and equipment were adjusted to their estimated fair values and historical accumulated depreciation was eliminated. Additions since September 30, 1992 are stated at cost.

Depreciation is computed over estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting. Depreciation expense was approximately $82.6 million, $79.2 million and $82.3 million in the years ended December 31, 2001, 2000 and 1999, respectively.

Estimated useful lives for property, plant and equipment are as follows:

Buildings and improvements ...............   10 to 40 Years
Machinery and equipment ..................    3 to 18 Years
Leasehold improvements ...................      Lease Terms

DERIVATIVES. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement 137 and Statement 138. As discussed further in Note 7, the 2001 Consolidated Financial Statements were prepared in accordance with the provisions of Statement 133. Prior year's financial statements have not been restated. As required by Statement 133, the 2000 and 1999 Consolidated Financial Statements were prepared in accordance with the applicable professional literature for derivatives and hedging instruments in effect at that time.

INCOME TAXES. The Company accounts for income taxes under Statement No. 109, Accounting for Income Taxes. Under Statement 109, deferred income taxes are provided at the enacted marginal rates on the differences between the financial statement and income tax bases of assets and liabilities. See Note 5 - Income Taxes.

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

OTHER EMPLOYEE BENEFITS. The Company accounts for post-retirement and post-employment benefits in accordance with Statement No. 106, Employer's Accounting for Post Retirement Benefits Other Than Pensions and Statement No. 112, Employer's Accounting for Postemployment Benefits. See Note 3 - Employee Benefit Plans - Other Post-Retirement Benefit Plans.

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

                             WESTPOINT STEVENS INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

Accounts receivable and accounts payable: The carrying amounts reported in the balance sheets for accounts receivable and accounts payable approximate their fair value.

Long-term and short-term debt: The fair value of the Company's outstanding debt is estimated based on the quoted market prices for the same issues where available or based on estimates. The fair value of the $1,672.5 million and $1,627.8 million of outstanding debt at December 31, 2001 and 2000 was approximately $908.7 million and $1,358.6 million, respectively.

ACQUISITIONS AND GOODWILL. The Company's acquisitions are accounted for under the purchase method of accounting. Under the purchase method of accounting, the results of operations of the acquired businesses are included in the accompanying consolidated financial statements as of their respective acquisition dates. Assets acquired and liabilities assumed of purchased businesses have been recorded at their estimated fair values. The excess of the purchase price over identified assets is classified as goodwill and is amortized on a straight-line basis over a forty-year period. See Accounting Policies Not Yet Adopted below.

The Company's enterprise level goodwill and other intangible assets are periodically reviewed for impairment to ensure they are appropriately valued. Conditions that may indicate impairment exists include an economic downturn in the Company's markets or a change in the assessment of future operations. In the event that a condition is identified that may indicate impairment exists, then the amount of impairment, if any, is determined by comparing the undiscounted net cash flows of the operations to which the goodwill applies to the net book value of the operations, including goodwill.

In January 2001, the Company acquired the operations of a manufacturer of bedding products for approximately $8.4 million. The assets acquired consisted of property and equipment, inventories, accounts receivables and other related assets. The excess of the purchase price over the assets acquired was approximately $2.4 million.

Pro forma results have not been presented, as they are not significantly different than reported amounts.

IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets, including related goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company evaluates the recoverability of its long-lived assets and related goodwill by comparing estimated future undiscounted cash flows with the asset's carrying amount to determine if impairment exists. Impairment, if any, is then measured by comparing carrying value to market value or discounted cash flow.

REVENUE RECOGNITION. The Company recognizes revenue when title to the goods sold passes to the buyer, which is generally at the time of shipment. The Company does recognize certain sales on a bill and hold basis consistent with industry practice, and such sales at the end of each period presented were not material.

CUSTOMER INCENTIVES. Incentives are provided to customers primarily for new sales programs. These incentives begin to accrue when a commitment has been made to the customer and are recorded as a reduction to sales.

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

ACCOUNTING POLICIES NOT YET ADOPTED. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives.

                             WESTPOINT STEVENS INC.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--CONTINUED

The Company will apply Statement 142 beginning in the first quarter of 2002. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill as of January 1, 2002 in the first quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company has not yet determined what the effect of these tests will be on earnings and financial position of the Company.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. Statement 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt Statement 144 as of January 1, 2002 and it does not expect that the adoption will have a significant impact on the Company's financial position and results of operations.

2. INDEBTEDNESS AND FINANCIAL ARRANGEMENTS

Indebtedness is as follows (in thousands of dollars):

                                                         DECEMBER 31,
                                                ------------------------------
                                                   2001                2000
                                                ----------          ----------
Short-term indebtedness
    Senior Credit Facility ...........          $  107,501          $  152,849
                                                ==========          ==========

Long-term indebtedness
    Senior Credit Facility ...........          $  400,000          $  475,000

    7-7/8% Senior Notes due 2005 .....             525,000             525,000

    7-7/8% Senior Notes due 2008 .....             475,000             475,000

    Second-Lien Facility .............             165,000                  --
                                                ----------          ----------
                                                $1,565,000          $1,475,000
                                                ==========          ==========

The Company's Senior Credit Facility with certain lenders (collectively, the "Banks") consists of a $717.5 million revolving credit facility ("Revolver"), subject to scheduled reductions, with a Revolver expiration date of November 30, 2004. The Company has included $400.0 million of Revolver in long-term debt at December 31, 2001 because the Company intends that at least that amount would remain outstanding during the next twelve months. Borrowing availability under the Senior Credit Facility was reduced by approximately $43.3 million of outstanding letters of credit at December 31, 2001.

In the second quarter of 2000, the Company's Senior Credit Facility was amended primarily to permit certain restructuring, impairment and other charges and the payment of a special dividend, plus add an additional financial ratio. During the first and second quarters of 2001, the Company's Senior Credit Facility was amended primarily to modify certain financial ratios, add a minimum EBITDA covenant, limit restricted debt and equity payments including dividends and stock repurchases, limit capital expenditures, permit the Second-Lien Facility transaction and provide for scheduled reductions of the revolving commitment. Effective with the closing of the Second-Lien Facility, the revolving commitment was reduced to $717.5 million from $800.0 million. The latest amendment to the Senior Credit Facility provides for a $25 million reduction in the revolver commitment on each of the following dates: November 1, 2002, February 1, 2003, August 1, 2003 and November 1, 2003 and further provides for a $17.5 million reduction in the revolver commitment on February 1, 2004 at which time the revolver commitment will be $600.0 million. The amendments further provide that any increase in the Trade Receivables Program above the current $160.0 million limit, up to a $200.0 million limit, would reduce the revolving commitment under the Senior Credit Facility by a similar amount.

                             WESTPOINT STEVENS INC.

2. INDEBTEDNESS AND FINANCIAL ARRANGEMENTS--CONTINUED

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

On June 29, 2001, the Company announced the closing of a $165.0 million Second-Lien Senior Credit Facility ("Second-Lien Facility") with a maturity date of February 28, 2005. Net proceeds from the transaction, after payment of approximately $16.3 million of related transaction fees and expenses, were used to reduce outstanding borrowings under the Senior Credit Facility as well as provide additional liquidity for working capital and general corporate purposes. Interest under the Second-Lien Facility is payable quarterly at an interest rate of prime plus 8% increasing each quarter after June 30, 2002 by .375% but in no event less than 15%. Loans under the Second-Lien Facility are secured by a second priority lien on the assets securing the existing Senior Credit Facility. The $16.3 million of related transaction fees and expenses were capitalized as deferred financing fees and are being amortized over the remaining term of the facility.

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

The Company's credit agreements contain a number of customary covenants including, among others, restrictions on the incurrence of indebtedness, transactions with affiliates, and certain asset dispositions as well as limitations on restricted debt and equity payments and capital expenditures. Certain provisions require the Company to maintain certain financial ratios, a minimum interest coverage ratio, a minimum debt to EBITDA ratio, a minimum EBITDA and a minimum consolidated net worth (as defined). At December 31, 2001, the Company could not make restricted debt and equity payments.

Effective April 1, 2001, the Company adopted the requirements of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, that replaces, in its entirety, Statement 125. Accordingly, the Company has modified several agreements to meet the new requirements to enable it to continue recognizing transfers of certain receivables to special-purpose entities as sales of receivables. As a result, the impact of adoption on net income in 2001 was immaterial.

The Company, through a "bankruptcy remote" receivables subsidiary, has a Trade Receivables Program which provides for the sale of accounts receivable on a revolving basis. In March 2001, the Company amended and extended the maturity date of its existing Trade Receivables Program with an independent issuer of receivables backed commercial paper until January 2002, and in January 2002 amended and extended the maturity date of its existing Trade Receivables Program until January 2003. Under the terms of the Trade Receivables Program, the Company has agreed to sell on an ongoing basis, and without recourse, an undivided ownership interest in its accounts receivable portfolio. The Company maintains the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The agreement permits the sale of up to $160.0 million of accounts receivable. The cost of the Trade Receivables Program is charged to selling expense in the accompanying Consolidated Statements of Operations. At December 31, 2001 and 2000, $152.6 million and $140.0 million, respectively, of accounts receivable had been sold pursuant to the Trade Receivables Program and the sale is reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets.

                             WESTPOINT STEVENS INC.

2. INDEBTEDNESS AND FINANCIAL ARRANGEMENTS--CONTINUED

Excluding amounts related to the Senior Credit Facility and Second-Lien Facility, maturities of long-term debt for the next three years is zero, in 2005 is $525.0 million and in 2006 is zero. The maturity date of the Senior Credit Facility is November 30, 2004 and the maturity date of the Second-Lien Facility is February 28, 2005, with no required principal payments prior to the maturity dates of either facility.

3. EMPLOYEE BENEFIT PLANS

PENSION PLANS

The following table sets forth data for the Company's pension plans and amounts recognized in the accompanying Consolidated Balance Sheets at December 31, 2001 and 2000 (in thousands of dollars):

                                                                          YEAR ENDED DECEMBER 31,
                                                                      -----------------------------
                                                                         2001                2000
                                                                      ---------           ---------
Change in benefit obligation:
    Projected benefit obligation at beginning of year ......          $ 323,956           $ 306,248
    Service cost ...........................................              8,490               8,077
    Interest cost ..........................................             24,529              24,224
    Actuarial (gains) or losses ............................             12,619              12,887
    Benefit payments .......................................            (28,123)            (27,480)
    Curtailments ...........................................               (262)                 --
                                                                      ---------           ---------
Projected benefit obligation at end of year ................          $ 341,209           $ 323,956
                                                                      =========           =========
Change in plan assets:
    Fair value of plan assets at beginning of year .........          $ 305,171           $ 313,278
    Actual return on plan assets ...........................             (4,914)             15,978
    Employer contributions .................................                493               3,395
    Benefit payments .......................................            (28,123)            (27,480)
                                                                      ---------           ---------
Fair value of plan assets at end of year ...................          $ 272,627           $ 305,171
                                                                      =========           =========

                                                                               DECEMBER 31,
                                                                      -----------------------------
                                                                         2001                2000
                                                                      ---------           ---------
Funded status:
    Projected benefit obligation ...........................          $(341,209)          $(323,956)
    Fair value of assets ...................................            272,627             305,171
                                                                      ---------           ---------
    Funded status ..........................................            (68,582)            (18,785)
                                                                      ---------           ---------
    Unrecognized amounts:
       Prior service cost ..................................                (20)                 23
       Net actuarial losses ................................            122,452              80,280
                                                                      ---------           ---------
       Total unrecognized ..................................            122,432              80,303
                                                                      ---------           ---------
Prepaid pension cost at year-end ...........................          $  53,850           $  61,518
                                                                      =========           =========

Amounts recognized in the Consolidated Balance Sheets:
       Accrued (liability) asset ...........................          $ (50,420)          $  61,518
       Intangible asset ....................................                121                  --
       Accumulated other comprehensive income ..............            104,149                  --
                                                                      ---------           ---------
Net amount recognized ......................................          $  53,850           $  61,518
                                                                      =========           =========

The accumulated benefit obligation and the fair value of assets for pension plans with accumulated benefit obligations in excess of plan assets were $323.0 million and $272.6 million, respectively, as of December 31, 2001.

                             WESTPOINT STEVENS INC.

3. EMPLOYEE BENEFIT PLANS--CONTINUED

PENSION PLAN--CONTINUED

                                                                              DECEMBER 31,
                                                                         ----------------------
                                                                          2001            2000
                                                                         ------          ------
Weighted average assumptions as of December 31:
    Discount rate ..........................................             7.50%           7.75%
    Expected return on plan assets .........................             10.0%           10.0%
    Rate of compensation increase ..........................              3.5%            3.5%

                                                                              YEAR ENDED DECEMBER 31,
                                                                 ----------------------------------------------
                                                                   2001               2000               1999
                                                                 --------           --------           --------
Components of net periodic pension cost (benefit):
    Service cost ......................................          $  8,490           $  8,077           $  8,601
    Interest cost .....................................            24,529             24,224             23,305
    Expected return on plan assets ....................           (29,482)           (30,326)           (33,058)
    Net amortization ..................................             4,551              1,891              1,124
                                                                 --------           --------           --------
Net periodic pension expense (benefit) ................             8,088              3,866                (28)
    Additional pension expense due to curtailment .....                73                 --                 --
                                                                 --------           --------           --------
Total periodic pension expense (benefit) ..............          $  8,161           $  3,866           $    (28)
                                                                 ========           ========           ========

Plan assets are primarily invested in United States Government and corporate debt securities and equity securities. At December 31, 2001 and 2000, the Company's pension plans held 705,558 shares of the Company's common stock with an aggregate cost of $20.0 million and market values of $1.7 million and $5.3 million, respectively.

RETIREMENT SAVINGS PLAN

The Company matches 50% of each employee's before-tax contributions up to 2% of the employee's compensation. Company contributions may be made either in cash or in shares of Common Stock of the Company. During 2001, 2000 and 1999, the Company charged $2.1 million, $2.5 million and $2.6 million, respectively, to expense in connection with the Retirement Savings Plan.

OTHER POST-RETIREMENT BENEFIT PLANS

In addition to sponsoring defined benefit pension plans, the Company sponsors various defined benefit post-retirement plans that provide health care and life insurance benefits to certain current and future retirees. All such post-retirement benefit plans are unfunded. The following table presents the status of post-retirement plans (in thousands of dollars):

                                                                                       DECEMBER 31,
                                                                                ---------------------------
                                                                                  2001               2000
                                                                                --------           --------
Accumulated post-retirement benefit obligation at beginning of year ..          $ 14,260           $ 14,603
    Service cost .....................................................                --                  1
    Interest cost ....................................................             1,134              1,126
    Actuarial (gains) or losses ......................................             1,896                (83)
    Benefit payments .................................................            (1,588)            (1,387)
                                                                                --------           --------
Accumulated post-retirement benefit obligation at end of year ........          $ 15,702           $ 14,260
                                                                                ========           ========

                             WESTPOINT STEVENS INC.

3. EMPLOYEE BENEFIT PLANS--CONTINUED

OTHER POST-RETIREMENT BENEFIT PLANS--CONTINUED

Net periodic post-retirement benefit plans expense is not material during the three-year period ended December 31, 2001.

As of December 31, 2001, the actuarial assumptions include a discount rate of 7.5% and a medical care trend rate of 9.0% for 2002, grading down to 6.0% by 2008. These trend rates reflect the Company's prior experience and management's expectation of future rates. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit plans obligations as of December 31, 2001 by approximately $0.5 million, and the aggregate service and interest cost components of net periodic post-retirement benefit cost for the year ended December 31, 2001 by an immaterial amount.

4. DEFERRED FINANCING FEES

Included in Other expense-net in the accompanying Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2001, 2000 and 1999, is the amortization of deferred financing fees of $6.9 million, $3.2 million and $2.9 million, respectively. Amendment fees related to the Senior Credit Facility and transaction fees and expenses related to the Second-Lien Facility are capitalized in the period incurred and amortized over the remaining term of the facilities.

5. INCOME TAXES

The Company accounts for income taxes in accordance with Statement 109; accordingly deferred income taxes are provided at the enacted marginal rates on the difference between the financial statement and income tax bases of assets and liabilities. Deferred income tax provisions or benefits are based on the change in the deferred tax assets and liabilities from period to period.

The total provision (benefit) for income taxes consisted of the following (in thousands of dollars):

                                                YEAR ENDED DECEMBER 31,
                                   ----------------------------------------------
                                     2001               2000               1999
                                   --------           --------           --------
Current
       Federal ..........          $     --           $  5,041           $  2,039
       State ............               133              1,184              2,018
       Foreign ..........               (21)              (122)              (136)
Deferred
       Federal ..........           (13,520)           (34,814)            51,961
       State ............                --             (6,467)             3,063
       Foreign ..........            (1,817)              (272)              (195)
                                   --------           --------           --------
                                   $(15,225)          $(35,450)          $ 58,750
                                   ========           ========           ========

                             WESTPOINT STEVENS INC.

5. INCOME TAXES--CONTINUED

Income tax expense (benefit) differs from the statutory federal income tax rate of 35% for the following reasons (in thousands of dollars):

                                                                                  YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------------------
                                                                        2001               2000                1999
                                                                      --------           --------           ---------
Income tax expense (benefit) at federal statutory income
    tax rate ...............................................          $(14,901)          $(34,566)          $ 57,002
State income taxes (net of effect of federal income tax) ...                86             (3,434)             3,303
Other-net ..................................................              (410)             2,550             (1,555)
                                                                      --------           --------           --------
Income tax expense (benefit) ...............................          $(15,225)          $(35,450)          $ 58,750
                                                                      ========           ========           ========

Components of the net deferred income tax liability are as follows (in thousands of dollars):



                                                                                                       DECEMBER 31,
                                                                                              ------------------------------
                                                                                                 2001                2000
                                                                                              ----------          ----------
Deferred tax liabilities:
        Basis differences resulting from reorganization ............................          $(126,526)          $(185,375)
        Basis differences resulting from fixed assets ..............................            (79,855)            (69,401)
        Income taxes related to prior years, including interest ....................            (17,283)            (17,283)
        Nondeductible expenses .....................................................            (30,780)            (37,881)

Deferred tax assets:
             Reserves for litigation, environmental, employee benefits and other ...             55,506              26,953
             Other .................................................................             29,053              38,883
                                                                                              ---------           ---------
                                                                                              $(169,885)          $(244,104)
                                                                                              =========           =========

Current deferred tax asset (included in other current assets) ......................          $  12,937           $  21,708
Long-term deferred tax liability ...................................................           (182,822)           (265,812)
                                                                                              ---------           ---------
        Net deferred income tax liability ..........................................          $(169,885)          $(244,104)
                                                                                              =========           =========

At December 31, 2001, the Company has estimated net operating loss carryforwards ("NOLs") of approximately $263.0 million available to reduce future federal taxable income, of which approximately $168.0 million expires in 2003-2008 and approximately $95.0 million expires in 2020-2021. Due to the ownership change which occurred September 16, 1992 in connection with a reorganization, the utilization of NOLs generated prior to this date are subject to limitation under Internal Revenue Code Section 382. Because of the complex tax rules related to these carryforwards and the uncertainty of ultimately realizing benefit from the losses, the Company did not record full benefit for these NOLs.

During the second quarter of 2001, certain federal and state contingencies related to the NOLs were resolved and the Company reevaluated its position on the tax benefits associated with these carryforwards. As a result of this analysis, the Company recorded a $26.8 million benefit in the second quarter. Because the NOLs involved were generated prior to emergence from bankruptcy, the accounting rules of Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, require that the benefit be recorded in equity rather than in the income statement.

                             WESTPOINT STEVENS INC.

6. STOCKHOLDERS' EQUITY (DEFICIT)

COMPREHENSIVE INCOME

Statement No. 130, Reporting Comprehensive Income, requires presentation of comprehensive income (loss) that consisted of the following (in thousands of dollars):

                                                                                 YEAR ENDED DECEMBER 31,
                                                                     ----------------------------------------------
                                                                       2001               2000               1999
                                                                     --------           --------           --------
Net income (loss) ..........................................         $(27,348)          $(63,310)          $104,112
Minimum pension liability adjustment, net of tax ...........          (66,655)                --                 --
Foreign currency translation adjustment ....................              (60)               338                818
Gain (loss) on derivative instruments, net of tax:
        Cumulative effect of adopting Statement No. 133 ....             (968)                --                 --
        Net changes in fair value of derivatives ...........          (19,051)                --                 --
        Net losses reclassified from other comprehensive
              income into earnings .........................           19,122                 --                 --
                                                                     --------           --------           --------
Comprehensive income (loss) ................................         $(94,960)          $(62,972)          $104,930
                                                                     ========           ========           ========

Components of accumulated other comprehensive income (loss) consisted of the following (in thousands of dollars):

                                                                                      DECEMBER 31,
                                                                     ----------------------------------------------
                                                                       2001               2000               1999
                                                                     --------           --------           --------
Foreign currency translation adjustment ....................         $ (1,834)          $ (1,774)          $ (2,112)
Minimum pension liability adjustment, net of tax benefit ...          (66,655)                --                 --
Gain (loss) on derivative instruments, net of tax ..........             (897)                --                 --
                                                                     --------           --------           --------
Accumulated other comprehensive income (loss) ..............         $(69,386)          $ (1,774)          $ (2,112)
                                                                     ========           ========           ========

STOCK OPTIONS AND RESTRICTED STOCK

The Company has granted stock options under various stock plans to key employees and to non-employee directors. Also the Company granted certain contractual stock options that were not granted pursuant to any plan. The Omnibus Stock Incentive Plan (the "Omnibus Stock Plan"), an amendment and restatement of the 1993 Management Stock Option Plan, covers approximately 7.3 million shares of Common Stock, and also replaced the 1994 Non-Employee Directors Stock Option Plan after the 300,000 shares of Common Stock authorized under that plan had been granted. The Omnibus Stock Plan allows for six categories of incentive awards: options, stock appreciation rights, restricted shares, deferred shares, performance shares and performance units. Key employees are granted options under the various plans at terms (purchase price, expiration date and vesting schedule) established by a committee of the Board of Directors. Options granted either in accordance with contractual arrangements or pursuant to the various plans have been at a price which is equal to fair market value on the date of grant as determined by the closing price of the shares on the date the options were issued. Such options are exercisable on the date of grant for a period of ten years. The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                             WESTPOINT STEVENS INC.

6. STOCKHOLDERS' EQUITY (DEFICIT)--CONTINUED

STOCK OPTIONS AND RESTRICTED STOCK--CONTINUED

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted using the fair value method of that Statement. The weighted-average fair value of options at the grant date were $4.70, $5.11 and $12.42 for the years ended December 31, 2001, 2000 and 1999, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 5.2%, 5.9% and 5.8%; volatility factors of the expected market price of the Company's Common Stock of .581, .543 and .300; and a weighted-average expected life of the option of 8 years. A weighted-average dividend yield of 1.07% and 1.01% was used for the 2001 and 2000 valuations, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Pro forma stock based compensation costs resulted in 2001 pro forma net loss of $30.5 million (or pro forma diluted net loss per share of $0.61), 2000 pro forma net loss of $69.8 million (or pro forma diluted net loss per share of $1.41) and 1999 pro forma net income of $96.6 million (or pro forma diluted net income per share of $1.71).

Changes in outstanding options were as follows:

                                                               NUMBER OF SHARES
                                                                (IN THOUSANDS)                          WEIGHTED AVERAGE
                                                    ---------------------------------------------         OPTION PRICE
                                                    QUALIFIED PLANS    CONTRACTUAL          TOTAL           PER SHARE
                                                    ---------------    -----------         -------      ----------------
Options outstanding at January 1, 1999                  4,191                40             4,231            $17.71
     Granted                                            2,477                --             2,477            $25.98
     Exercised                                           (703)               --              (703)           $11.76
     Terminated                                          (114)              (20)             (134)           $27.42
                                                       ------            ------            ------            ------
Options outstanding at December 31, 1999                5,851                20             5,871            $21.42
     Granted                                            2,171                --             2,171            $ 8.82
     Exercised                                           (756)               --              (756)           $11.79
     Terminated                                          (597)               --              (597)           $26.67
                                                       ------            ------            ------            ------
Options outstanding at December 31, 2000                6,669                20             6,689            $18.16
     Granted                                              864                --               864            $ 7.84
     Exercised                                             --                --                --                --
     Terminated                                        (1,499)               --            (1,499)           $18.84
                                                       ------            ------            ------            ------
Options outstanding at December 31, 2001                6,034                20             6,054            $16.64
                                                       ======            ======            ======            ======

At December 31, 2001, options for 3,345,517 shares were exercisable at prices ranging from $3.92 to $36.81 per share.

                             WESTPOINT STEVENS INC.

6. STOCKHOLDERS' EQUITY (DEFICIT)--CONTINUED

STOCK OPTIONS AND RESTRICTED STOCK--CONTINUED

The following table summarizes information about stock options at December 31, 2001 (shares in thousands):

                                            OUTSTANDING STOCK OPTIONS                       EXERCISABLE STOCK OPTIONS
                                 -------------------------------------------------     ----------------------------------
                                            WEIGHTED-AVERAGE
                                                REMAINING          WEIGHTED-AVERAGE                      WEIGHTED-AVERAGE
RANGE OF EXERCISE PRICES         SHARES     CONTRACTUAL LIFE        EXERCISE PRICE        SHARES          EXERCISE PRICE
------------------------         ------     ----------------       ----------------    ----------        ----------------
$3.92   to  $10.00               2,605         8.59 years                $ 7.42              1,039             $ 7.19
$10.01  to  $20.00               1,704         7.22 years                $17.54                933             $16.63
$20.01  to  $30.00                 743         6.00 years                $21.51                711             $21.26
$30.01  to  $36.81                 982         7.13 years                $35.89                663             $35.73
                                 -----         ----------                -------             -----             ------

$3.92    to  $36.81              6,034         7.65 years                $16.64              3,346             $18.46
                                 =====         ==========                =======             =====             ======

During 1999, 2000 and 2001 the Company awarded to certain key employees 545,000 restricted shares, of which 500,000 were not granted pursuant to any plan. The awards are subject to certain vesting requirements and 517,000 restricted shares were actually issued. The value of such stock was established by the market price on the date of grant and was recorded as unearned compensation. The unearned compensation is shown as a reduction of stockholders' equity in the accompanying Consolidated Balance Sheets and is being amortized ratably over the applicable restricted stock vesting period. During 2001, 2000 and 1999, $2.0 million, $1.9 million and $0.3 million, respectively, was charged to expense related to restricted shares. In conjunction with one of the restricted stock awards, income tax withholding obligations were paid by the Company on November 26, 1999, and the Company received reimbursement for those income tax withholding obligations (plus interest) from the employee on February 4, 2000.

STOCKHOLDER RIGHTS PLAN

On May 9, 2001 the Company's Board of Directors adopted a Stockholder Rights Plan ("Rights Plan") designated to protect Company stockholders interests in the event of a takeover attempt. The Board of Directors did not adopt the Rights Plan in response to any specific takeover threat.

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

Upon the occurrence of certain events, holders of the rights (other than rights owned by an acquiring person or group) would be entitled to purchase either the Company's common stock or shares in an "acquiring entity" at approximately half of market value. Further, at any time after a person or group acquires 15% or more (but less than 50%) of the Company's outstanding voting stock, subject to certain exceptions, the Board of Directors may, at its option, exchange part or all of the rights (other than rights held by an acquiring person or group) for shares of the Company's common stock having a fair market value on the date of such acquisition equal to the excess of (i) the fair market value of common stock issuable upon exercise of the rights over (ii) the exercise price of the rights.

                             WESTPOINT STEVENS INC.

6.  STOCKHOLDERS' EQUITY (DEFICIT)--CONTINUED

STOCKHOLDER RIGHTS PLAN--CONTINUED

The Company generally will be entitled to redeem the rights at $0.001 per right at any time prior to the close of business on the tenth day after there has been a public announcement of the beneficial ownership by any person or group of 15% or more of the Company's voting stock, subject to certain exceptions.

STOCK BONUS PLAN

The Company sponsors an employee benefit plan, the WestPoint Stevens Inc. Key Employee Stock Bonus Plan, as amended, (the "Stock Bonus Plan"), covering 2,000,000 shares of the Company's Common Stock. Under the Stock Bonus Plan, the Company may grant bonus awards of shares of Common Stock to key employees based on the Company's achievement of targeted earnings levels during the Company's fiscal year. For 2001 and 2000, bonus awards were not earned, and for 1999, bonus awards were deemed earned by 44 employees covering an aggregate of 194,604 shares of Common Stock. For performance years 1999 and later the Stock Bonus Plan provided for vesting of the bonus awards, if earned, of 10% on January 1 of the year following the year of award and 10% in each of the next nine years if the employee continues employment with the Company and for performance years prior to 1999 the Stock Bonus Plan provided for the vesting of the bonus awards of 20% on January 1 of the year following the year of award and 20% in each of the next four years if the employee continues employment with the Company. The Company recognized $2.7 million, $4.2 million and $7.9 million of expense in 2001, 2000, and 1999, respectively, in connection with the Stock Bonus Plan.

7.  DERIVATIVES

As discussed in Note 1, effective January 1, 2001, the Company adopted the Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement 137 and Statement
138. These statements require the Company to recognize all derivative instruments on the balance sheet at fair value. These statements also establish new accounting rules for hedging instruments, which depend on the nature of the hedge relationship. A fair value hedge requires that the effective portion of the change in the fair value of a derivative instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in Other Comprehensive Income (OCI), a component of Stockholders' Equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of a derivative instrument's change in fair value is immediately recognized in earnings.

The adoption of Statement 133 resulted in the Company recording transition adjustments to recognize its derivative instruments at fair value and to recognize the ineffective portion of the change in fair value of its derivatives. The cumulative effect of these transition adjustments was an after-tax net decrease to OCI approximating $968,000. There was no cumulative effect of transition adjustments on the Company's Consolidated Statement of Operations due to the adoption of Statement 133.

The Company uses derivative financial instruments primarily to reduce exposure to adverse fluctuations in interest rates and cotton prices. When entered into, the Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Because of

                             WESTPOINT STEVENS INC.

7.  DERIVATIVES--CONTINUED

the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposures being hedged. Derivatives are recorded in the Consolidated Balance Sheet at fair value in either Prepaid expenses and other current assets or Other accrued liabilities, depending on whether the amount is an asset or liability. The fair values of derivatives used to hedge or modify the Company's risks fluctuate over time. These fair value amounts should not be viewed in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions and other exposures and to the overall reduction in Company risk relating to adverse fluctuations in interest rates, commodity prices and other market factors. In addition, the earnings impact resulting from the effective portion of the Company's derivative instruments is recorded in the same line item within the Consolidated Statement of Operations as the underlying exposure being hedged. The Company also formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposures. Any material ineffective portion of a financial instrument's change in fair value is immediately recognized in earnings.

At December 31, 2001, the Company had only entered into cash flow hedges.

Cash Flow Hedging Strategy

Management has been authorized to manage the Company's exposure to adverse changes in interest rates. During January 2001, the Company entered into an interest rate swap agreement that effectively converted a portion of its floating-rate bank debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. At December 31, 2001, $250.0 million of the Company's Senior Credit Facility was designated as the hedged item to an interest rate swap agreement through January 2002. Management has also been authorized to manage exposure to price fluctuations relevant to the forecasted purchase of cotton through the use of a variety of derivative nonfinancial instruments. At December 31, 2001 and 2000, these instruments covered a portion of the Company's 2002 and 2001 cotton needs and include exchange traded cotton futures contracts and options.

The fair value of the Company's interest rate swap agreement is estimated by obtaining quotes from a bank and is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date. At December 31, 2001, the fair value of this instrument was a $0.7 million liability. The fair values of exchange traded cotton futures contracts and options are estimated by obtaining quotes from brokers. At December 31, 2001, the Company's cotton futures and options contracts qualified for hedge accounting. The fair value related to cotton futures contracts was a liability of $0.7 million for which the Company has provided cash margins. The fair value of the cotton option contracts was an asset of $1.1 million. During the first and second quarters of 2001, the fair value of certain cotton options then outstanding which did not qualify for hedge accounting in the amount of $2.3 million was classified as Other expense-net in the accompanying Consolidated Statement of Operations. The fair values of the Company's interest rate swap and cotton futures contracts have been recorded as a component of OCI, net of tax. At December 31, 2001, the Company expects to reclassify all net losses on derivative instruments from OCI to earnings during the next twelve months.

The Company did not discontinue any cash flow hedge relationships during the year ended December 31, 2001.


8.  LEASE COMMITMENTS

The Company's operating leases consist of land, sales offices, manufacturing equipment, warehouses and data processing equipment with expiration dates at various times during the next fourteen years. Some of the operating leases stipulate that the Company can (a) purchase the properties at their then fair market values or (b) renew the leases at their then fair rental values.

                             WESTPOINT STEVENS INC.

8.  LEASE COMMITMENTS-CONTINUED

The following is a schedule, by year, of future minimum lease payments as of December 31, 2001 under operating leases that have initial or remaining noncancelable lease terms in excess of one year (in thousands of dollars):

    YEAR ENDING DECEMBER 31,
        2002...........................................                $21,167
        2003...........................................                 19,609
        2004...........................................                 15,011
        2005...........................................                 11,516
        2006...........................................                  4,964
        Years subsequent to 2006.......................                  4,374
                                                                       -------
        Total minimum lease payments...................                $76,641
                                                                       =======

The following schedule shows the composition of total rental expense for all operating leases, except those with terms of one month or less that were not renewed (in thousands of dollars):

                                                                      YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2001         2000          1999
                                                              -------      -------       -------
Minimum lease payments............................            $37,602      $39,164       $37,256
Less sublease rentals.............................               (886)        (796)       (3,907)
                                                              -------      -------       -------
Rent expense......................................            $36,716      $38,368       $33,349
                                                              =======      =======       =======

9.  LITIGATION AND CONTINGENT LIABILITIES

The Company is a defendant in a complaint entitled Pratt v. WestPoint Stevens Inc., et al, alleging that the Company and other named and unnamed defendants (including two named employees of the Company) had harmed the six named plaintiffs and caused property damage under various common law tort claims including: nuisance, trespass, negligence, wantonness and strict liability. The claims are based upon routine discharges of wastewater from the Company's Opelika Finishing Plant and the Plaintiffs seek an unspecified amount in compensatory and punitive damages. The parties have substantially completed discovery and the case is to be tried in Macon County, Alabama though a trial date has not been established. The Company has prevailed in having the employee defendants dismissed from the case.

The Company believes that the allegations contained in the complaint are without merit and intends to contest the action vigorously.

On October 5, 2001, a purported stockholder class action suit, entitled Norman Geller v. WestPoint Stevens Inc., et al., was filed against the Company and certain of its officers and directors in the United States District Court for the Northern District of Georgia. (A subsequent and functionally identical complaint was also filed.) The Complaints allege that, during the putative class period (i.e., February 10, 1999 to October 10, 2000), WestPoint Stevens and certain of its officers and directors caused false and misleading statements to be issued regarding, inter alia, alleged overcapacity and excessive inventories of the Company's towel-related products and customer demand for such products. The Complaints refer to WestPoint Stevens' press releases and quarterly and annual reports on Securities Exchange Commission Forms 10-Q and 10-K, which discuss the Company's results and forecasts for the Fiscal years 1999 and 2000. Plaintiffs allege that these press releases and public filings were false and misleading because they failed to disclose that the Company allegedly "knew sales would be adversely affected in future quarters and years." Plaintiffs also allege in general terms that the Company materially overstated revenues by making premature shipments of products.

                             WESTPOINT STEVENS INC.

9.  LITIGATION AND CONTINGENT LIABILITIES--CONTINUED

The Complaints assert claims against all Defendants under ss. 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and against the Company and Defendant Green as "controlling persons" under ss. 20(a) of the Exchange Act. The actions were consolidated by Order dated January 25, 2002. Plaintiffs have been ordered to serve a Consolidated Amended Complaint by March 26, 2002.

The Company believes that the allegations are without merit and intends to contest the action vigorously, on behalf of its officers and directors.

On March 11, 2002, a shareholder derivative action, entitled Gordon Clark v. Holcombe T. Green, Jr., et al., was filed against certain of the Company's directors and officers in the Superior Court of Fulton County, Georgia. The Complaint alleges that the named individuals breached their fiduciary duties by acting in bad faith and wasting corporate assets. The Complaint also asserts claims under Georgia Code Ann.ss.ss.14-2-740 to 14-2-747, and 14-2-831. The claims are based on the same or similar facts as are alleged in the Geller action.

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

10.  CASH FLOW INFORMATION

                                                                           YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------
                                                                     2001           2000        1999
                                                                   --------       --------    --------
(IN THOUSANDS OF DOLLARS)

Supplemental disclosures of cash flow information:
   Cash paid during the period:
        Interest.........................................          $143,042       $122,903    $104,062
                                                                   ========       ========    ========
        Income taxes.....................................          $     --       $  6,587    $  2,669
                                                                   ========       ========    ========


Included in the above 2001, 2000 and 1999 interest paid is $0.6 million, $1.0 million and $1.2 million, respectively, of capitalized interest related to capital expenditure projects.

                             WESTPOINT STEVENS INC.

11.  RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

In 2000, the Company announced that its Board of Directors had approved the new Eight-Point Plan, which was created to be the guiding discipline for the Company in a global economy. The Board also approved a $222.0 million pretax charge for restructuring, impairment and other charges to cover the cost of implementing the Eight-Point Plan that is designed to streamline operations and improve profitability. The Eight-Point Plan addresses the following points: 1) expand brands; 2) explore new licensing opportunities; 3) rationalize manufacturing; 4) reduce overhead; 5) increase global sourcing; 6) improve inventory utilization;
7) enhance supply chain and logistics; and 8) improve capital structure.

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

The cost of the manufacturing rationalization and certain overhead reduction costs were reflected in a restructuring and impairment charge of $109.2 million, before taxes, in 2000 and a restructuring and impairment charge of $5.0 million, before taxes, in 2001. The components of the restructuring and impairment charge in 2000 included $66.8 million for the impairment of fixed assets, $23.7 million for the impairment of goodwill and other assets and $18.7 million in reserves to cover cash expenses related to severance benefits of $14.7 million and other exit costs, including lease terminations, of $4.0 million. The components of the restructuring and impairment charge in 2001 included $7.0 million in reserves to cover cash expenses related to severance benefits and a reduction in reserves for other exit costs of $2.0 million.

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

Since the adoption of the Eight-Point Plan, the Company has terminated and agreed to pay severance (including continuing termination benefits) to approximately 1,700 employees. The restructuring plan was completed in the fourth quarter of 2001.

                             WESTPOINT STEVENS INC.

11.  RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES--CONTINUED


The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

                                                                              EMPLOYEE            OTHER
                                                        WRITEDOWN           TERMINATION            EXIT           TOTAL
                                                          ASSETS              BENEFITS            COSTS          CHARGE
                                                        ---------           -----------           -----          ------
2000 Restructuring and Impairment Charge:
       Second Quarter                                     $ 87.9               $  4.6             $ 3.4          $ 95.9
       Third Quarter                                          --                  5.8               0.3             6.1
       Fourth Quarter                                        2.6                  4.3               0.3             7.2
                                                          ------               ------             -----          ------
Total 2000 Charge                                           90.5                 14.7               4.0           109.2

2001 Restructuring and Impairment Charge:
       First Quarter                                          --                  5.0                --             5.0
       Fourth Quarter                                         --                  2.0              (2.0)              -
                                                          ------               ------             -----          ------
Total 2001 Charge                                             --                  7.0              (2.0)            5.0

Writedown Assets to Net Recoverable Value                  (90.5)                  --                --           (90.5)
2000 Cash Payments                                            --                 (4.7)             (0.3)           (5.0)
2001 Cash Payments                                            --                (15.0)             (0.1)          (15.1)
                                                          ------               ------             -----          ------
Balance at December 31, 2001                              $   --               $  2.0             $ 1.6          $  3.6
                                                          ======               ======             =====          ======

During 2000, other costs of the Eight-Point Plan and other charges of $94.0 million, before taxes, were recognized including inventory writedowns of $74.2 million, claims of $5.0 million and other expenses of $6.1 million, consisting primarily of $2.2 million for the relocation of machinery, $2.4 million of related unabsorbed overhead and other expenses of $1.5 million, all reflected in cost of goods sold and other costs of $8.7 million consisting primarily of $5.7 million of unusual contractual severance and other expenses of $3.0 million reflected in Other expense-net in the accompanying Consolidated Statements of Operations. During 2001, other costs for the completion of the Eight-Point Plan of $13.7 million, before taxes, were recognized consisting primarily of $10.0 million for the relocation of machinery, $3.0 million of related unabsorbed overhead and other expenses of $0.7 million, all reflected in cost of goods sold.

12.  MAJOR CUSTOMER AND PRODUCT LINE INFORMATION

The Company's consumer home fashions products are sold primarily to domestic catalogs, chain stores, mass merchants, department stores, specialty stores, warehouse clubs and its own retail stores. Sales to two customers, as a percent of net sales, amounted to approximately 15% and 14% each for the year ended December 31, 2001. Sales to two customers, as a percent of net sales, amounted to approximately 14% each for the year ended December 31, 2000. Sales to three customers, as a percent of net sales, amounted to approximately 14%, 13% and 11% for the year ended December 31, 1999. During 2001, 2000 and 1999, the Company's six largest customers accounted for approximately 54%, 53% and 56%, respectively, of the Company's net sales.

Net sales of bed products, bath products and other sales (consisting primarily of sales from the Company's retail stores and foreign operations) consisted of the following (in thousands of dollars):

                                                              YEAR ENDED DECEMBER 31,
                                              ---------------------------------------------------
                                                 2001                 2000                1999
                                              ----------           ----------          ----------
Bed products........................          $1,024,320           $1,053,978          $1,082,849
Bath products.......................             523,960              551,778             596,469
Other sales.........................             216,866              210,114             203,945
                                              ----------           ----------          ----------
Total net sales.....................          $1,765,146           $1,815,870          $1,883,263
                                              ==========           ==========          ==========

                             WESTPOINT STEVENS INC.

13.  QUARTERLY FINANCIAL SUMMARY (UNAUDITED)



                                                                                   QUARTER
                                                          ------------------------------------------------------
                                                           FIRST           SECOND          THIRD         FOURTH
                                                          -------         -------         -------        -------
(IN MILLIONS OF DOLLARS, EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 2001
Net sales ........................................        $ 418.6         $ 401.7         $ 513.1        $ 431.8
Gross earnings (1) ...............................           89.7            71.7           118.0           99.0
Operating earnings (loss) (2) ....................           20.6             7.9            53.0           33.8

Net income (loss) (3) ............................          (10.9)          (17.5)            3.6           (2.6)

Basic net income (loss) per common share (4) .....           (.22)           (.35)            .07           (.05)

Diluted net income (loss) per common share (4) ...           (.22)           (.35)            .07           (.05)

YEAR ENDED DECEMBER 31, 2000
Net sales ........................................        $ 447.8         $ 462.0         $ 487.9        $ 418.2
Gross earnings (1) ...............................          116.4            53.3           130.4           88.3
Operating earnings (loss) (2) ....................           53.9          (104.2)           64.1           21.1

Net income (loss) (3) ............................           15.6           (89.8)           19.8           (8.9)

Basic net income (loss) per common share (4) .....            .31           (1.81)            .40           (.18)

Diluted net income (loss) per common share (4) ...            .31           (1.81)            .40           (.18)


(1)Gross earnings for the first, second, third and fourth quarter of 2001 include costs of the Eight-Point Plan of $4.0 million, $5.7 million, $2.7 million and $1.2 million, respectively. Gross earnings for the second, third and fourth quarter of 2000 include costs of the Eight-Point Plan of $67.2 million, $6.2 million and $11.9 million, respectively.

(2)Operating earnings (loss) for the first quarter of 2001 include restructuring and impairment charges of $5.0 million, and for the first, second, third and fourth quarter of 2001 include other costs of the Eight-Point Plan of $4 million, $5.7 million, $2.7 million and $1.2 million, respectively, totaling $9.0 million, $5.7 million, $2.7 million and $1.2 million, respectively. Operating earnings (loss) for the second, third and fourth quarter of 2000 include restructuring and impairment charges of $95.9 million, $6.1 million and $7.2 million, respectively, and other costs of the Eight-Point Plan of $67.2 million, $6.2 million and $11.9 million, respectively, totaling $163.1 million, $12.3 million and $19.1 million, respectively.

(3)Net income (loss) for the first quarter of 2001 includes restructuring and impairment charges of $5.0 million, and for the first, second, third and fourth quarter of 2001 include other costs of the Eight-Point Plan of $4.0 million, $5.7 million, $2.7 million and $1.2 million, respectively, before income tax benefit of $3.2 million, $2.1 million, $1.0 million and $0.4 million, respectively, for a net amount of $5.8 million, $3.7 million, $1.7 million and $0.8 million, respectively. Net income (loss) for the second, third and fourth quarter of 2000 includes restructuring and impairment charges of $95.9 million, $6.1 million and $7.2 million, respectively, other costs of the Eight-Point Plan and other charges of $72.3 million, $6.2 million and $15.5 million, respectively, before income tax benefit of $60.5 million, $4.4 million and $8.2 million, respectively, for a net amount of $107.7 million, $7.9 million and $14.5 million, respectively.

(4)Net income (loss) per common share calculations for each of the quarters is based on the average common shares outstanding for each period.

                             WESTPOINT STEVENS INC.

14.  RELATED PARTY TRANSACTIONS

During 2000, the Company acquired an investment in a limited liability corporation ("LLC") that is accounted for under the equity method. The other member of the LLC is HTG Corp., which is a company controlled by WestPoint Stevens Inc.'s Chairman and Chief Executive Officer. Each member of the LLC owns an equal amount of voting common interests, plus non-voting preferred interests reflecting capital contributions made by each member in excess of the amounts paid for the common interest less distributions and other allocations to each member. The LLC owned and operated a jet aircraft, which was used by the Company for business travel. During both 2001 and 2000, the Company recorded approximately $3.0 million in cash expenses related to its ownership of the aircraft.

During September 2001, the LLC sold the jet aircraft, which was its primary asset, for less than its book value and generated $3.3 million in cash. After analyzing the fair market value of the LLC's remaining assets, the Company concluded that its investment was impaired and recorded a non-cash charge approximating $7.5 million, including the Company's share of the loss on the sale of the aircraft in the third quarter of 2001. This charge is classified as Other expense-net in the accompanying December 31, 2001 Consolidated Statement of Operations. Following the sale, HTG Corp. had a negative capital account balance in the LLC of approximately $4.5 million.

On November 29, 2001, the Company entered into an agreement (the "Letter Agreement") with HTG Corp., the other member of the LLC, pursuant to which HTG Corp. agreed to restore the negative balance in its capital account in the LLC. Under the Letter Agreement, HTG Corp. has agreed to restore approximately $4.5 million (the "Amount Due") in installments, with $1.0 million due on November 29, 2002, $2.0 million due on November 29, 2003, and the balance due on November 29, 2004. The Amount Due will be increased or decreased by one-half of the loss or gain, respectively, upon the sale or disposition of the remaining assets of the LLC. HTG Corp. has agreed to pay interest on the Amount Due at the prime rate of interest in effect from time to time plus three and one-half percent per annum. The Letter Agreement provides that any and all payments made by HTG Corp. to reduce the Amount Due will immediately be distributed to the Company. A company related to HTG Corp. by common ownership guarantees the Amount Due. Neither the obligation of HTG Corp. nor the guarantee is collateralized or secured by any assets. Accordingly, as of December 31, 2001, no amounts have been recorded in the accompanying Consolidated Financial Statements for the potential recovery of the Amount Due.

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

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    IDENTIFICATION OF DIRECTORS

The information called for in this item is incorporated by reference from the Company's 2002 definitive proxy statement (under the caption "Board of Directors") to be filed with the Securities and Exchange Commission by April 8, 2002 (the "Company's 2002 Proxy Statement").

    IDENTIFICATION OF EXECUTIVE OFFICERS

The information called for by this item is incorporated by reference from the Company's 2002 Proxy Statement (under the caption "Management").

Section 16(a) Beneficial Ownership Reporting Compliance

The information called for by this item is incorporated by reference from the Company's 2002 Proxy Statement (under the caption "Section 16(a) Beneficial Ownership Reporting Compliance").

ITEM 11.     EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference from the Company's 2002 Proxy Statement (under the caption "Executive Compensation").

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item is incorporated by reference from the Company's 2002 Proxy Statement (under the caption "Security Ownership of Certain Beneficial Owners and Management").


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is incorporated by reference from the Company's 2002 Proxy Statement (under the caption "Certain Relationships and Related Transactions").



                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS AND SCHEDULES

      FINANCIAL STATEMENTS.

      Consolidated Financial Statements for the three years ended December 31, 2001.

                                                                                 PAGE
                                                                                 ----
             Report of Ernst & Young LLP,  Independent Auditors...........          22
             Consolidated Balance Sheets..................................       23-24
             Consolidated Statements of  Operations ......................          25
             Consolidated Statements of Stockholders' Equity (Deficit)....          26
             Consolidated Statements of Cash Flows........................          27
             Notes to Consolidated Financial Statements...................       28-47

All financial statements required to be filed as part of this Annual Report on Form 10-K are filed under "Item 8. Financial Statements and Supplementary Data."

FINANCIAL STATEMENT SCHEDULES

                                                                           PAGE
             Schedule II -- Valuation and Qualifying Accounts...........     55

Note: All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(B) REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 31, 2001.

EXHIBITS

     EXHIBIT
     NUMBER                DESCRIPTION OF EXHIBIT

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


         10.23    Second Amended and Restated Collateral Trust Agreement dated as of June 9, 1998, among WestPoint
                  Stevens Inc., certain of its Subsidiaries, NationsBank, N.A. (formerly NationsBank of North Carolina,
                  N.A.), as Trustee, IBJ Schroder Bank & Trust Company as the Stevens Indenture Trustee (as defined therein) and the other financial institutions party thereto, incorporated by reference to the Form
                  10-Q for the quarterly period ended June 30, 2001, (Commission File No. 0-21496) filed by the Company with the Commission.

         10.24    Letter Amendment Agreement, dated as of June 30, 1998, among the Company, WestPoint Stevens (UK)
                  Limited, WestPoint Stevens (Europe) Limited, NationsBank, N.A., as agent and the other financial institutions party thereto, incorporated by reference to Exhibit 10.60 to Registration Statement on
                  Form S-4 (Commission File No. 333-59817) filed by the Company with the Commission on July 24, 1998.

         10.25    Letter Amendment Agreement, dated as of July 31, 1998, among the Company, WestPoint Stevens (UK)
                  Limited, WestPoint Stevens (Europe) Limited, NationsBank., N.A., as agent and other financial institutions party thereto, incorporated by reference to the Form 10-Q for the quarterly period ended
                  September 30, 1998 (Commission File No. 0-21496) filed by the Company with the Commission.

         10.26    Letter Amendment Agreement, dated as of October 7, 1998, among the Company, WestPoint Stevens (UK)
                  Limited, WestPoint Stevens (Europe) Limited, NationsBank, N.A., as agent and other financial institutions party thereto, incorporated by reference to the Annual Report on Form 10-K for fiscal year ended December 31, 1998 (Commission File No. 0-21496) filed by the Company with the Commission.

         10.27    Amendment dated October 29, 1998, to the WestPoint Stevens Inc. 1995 Key Employee Stock Bonus Plan (As
                  Amended), incorporated by reference to the Annual Report on Form 10-K for fiscal year ended December
                  31, 1998 (Commission File No. 0-21496) filed by the Company with the Commission.

         10.28    Receivables Purchase Agreement dated as of December 18, 1998, by and between the Company and WPS
                  Receivables Corporation, incorporated by reference to the Annual Report on Form 10-K for fiscal year ended December 31, 1998 (Commission File No. 0-21496) filed by the Company with the Commission.

         10.29    Non-Negotiable Promissory Note, dated as of December 18, 1998, by WPS Receivables Corporation in favor of the Company, incorporated by reference to the Annual Report on Form 10-K for fiscal year ended
                  December 31, 1998 (Commission File No. 0-21496) filed by the Company with the Commission.

         10.30    Asset Interest Transfer Agreement, dated as of December 18, 1998, among WPS Receivables Corporation, the Company, Blue Ridge Funding Corporation and Wachovia Bank, N.A., incorporated by reference to the
                  Annual Report on Form 10-K for fiscal year ended December 31, 1998 (Commission File No. 0-21496) filed by the Company with the Commission.

         10.31    Amendment dated February 1, 1999, to the WestPoint Stevens 1995 Key Employee Stock Bonus Plan (as
                  amended), incorporated by reference to the Form 10-Q for the quarterly period ended March 31, 1999
                  (Commission File No. 0-21496) filed by the Company with the Commission.

         10.32    Second Amendment dated February 11, 1999, to the WestPoint Stevens Inc. Supplemental Retirement Plan,
                  incorporated by reference to the Form 10-Q for the quarterly period ended March 31, 1999 (Commission
                  File No. 0-21496) filed by the Company with the Commission.

         10.33    Letter Amendment Agreement, dated as of March 16, 1999, among the Company, WestPoint Stevens (UK)
                  Limited, WestPoint Stevens (Europe) Limited, NationsBank, N.A., as agent and other financial institutions party thereto, incorporated by reference to the Form 10-Q for the quarterly period ended
                  March 31, 1999 (Commission File No. 0-21496) filed by the Company with the Commission.

         10.34    WestPoint Stevens Inc. Omnibus Stock Incentive Plan (As Amended), incorporated by reference to the
                  Company's 1999 Proxy Statement (Commission File No. 0-21496) filed by the Company with the Commission.

         10.35    Second Amendment Agreement dated May 20, 1999, among the Company, WestPoint Stevens (UK) Limited,
                  WestPoint Stevens (Europe) Limited, NationsBank, N.A., as agent and the other financial institutions party thereto, incorporated by reference to the Form 10-Q for the quarterly period ended June 30, 1999
                  (Commission File No. 0-21496) filed by the Company with the Commission.


         10.36    Letter Amendment Agreement, dated as of August 31, 1999, among the Company, WestPoint Stevens (UK)
                  Limited, WestPoint Stevens (Europe) Limited, NationsBank, N.A., as agent and other financial institutions party thereto, incorporated by reference to the Form 10-Q for the quarterly period ended
                  September 30, 1999 (Commission File No. 0-21496) filed by the Company with the Commission.

         10.37    Letter Agreement dated November 5, 1999, between the Company and David C. Meek, incorporated by reference to the Annual Report on Form 10-K for fiscal year ended December 31, 1999 (Commission File
                  No. 0-21496) filed by the Company with the Commission.

         10.38    Letter Amendment Agreement, dated as of November 15, 1999, among the Company, WestPoint Stevens (UK)
                  Limited, WestPoint Stevens (Europe) Limited, NationsBank, N.A., as agent and the other financial institutions, party thereto, incorporated by reference to the Annual Report on Form 10-K for fiscal year ended December 31, 1999 (Commission File No. 0-21496) filed by the Company with the Commission.

         10.39    WestPoint Stevens Inc. Stock Award Agreement dated November 18, 1999, between the Company and Holcombe
                  T. Green, Jr., incorporated by reference to the Annual Report on Form 10-K for fiscal year ended
                  December 31, 1999 (Commission File No. 0-21496) filed by the Company with the Commission.

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

         10.42    Amendments to Securitization Agreements, dated January 11, 2000, among the Company, WPS Receivables
                  Corporation, Blue Ridge Asset Funding Corporation and Wachovia Bank, N.A. , incorporated by reference to the Form 10-Q for the quarterly period ended March 31, 2000 (Commission File No. 0-21496) filed by the Company with the Commission.

         10.43    Third Amendment Agreement dated as of May 30, 2000, among the Company, WestPoint Stevens (UK) Limited,
                  WestPoint Stevens (Europe) Limited, NationsBank, N.A. as agent and the other financial institutions party thereto, incorporated by reference to the Form 10-Q for the quarterly period ended June 30, 2000
                  (Commission File No. 0-21496) filed by the Company with the Commission.

         10.44    Employment Agreement, dated as of July 1, 2000, between WestPoint Stevens Inc. and Holcombe T. Green,
                  Jr., incorporated by reference to the Form 10-Q for the quarterly period ended September 30, 2000
                  (Commission File No. 0-21496) filed by the Company with the Commission.

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

         10.48    Second Amendment, dated as of December 15, 2000, among WPS Receivables Corporation, the Company, Blue
                  Ridge Funding Corporation and Wachovia Bank, N.A., incorporated by reference to Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 0-21496) filed with the Commission.


         10.49    Fourth Amendment Agreement dated December 31, 2000, among the Company, WestPoint Stevens (UK) Limited,
                  WestPoint Stevens (Europe) Limited, Bank of America (formerly NationsBank, N.A.), as agent and the other financial institutions, party thereto, incorporated by reference to Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 0-21496) filed with the Commission.

         10.50    Membership Interest Purchase Agreement effective as of February 4, 2000, by and among HTG Falcon LLC,
                  HTG Corp. and the Company, incorporated by reference to Form 10-K for the fiscal year ended December
                  31, 2000 (Commission File No. 0-21496) filed with the Commission.

         10.51    Separation Agreement and General Release entered into as of October 26, 2000, by and between the
                  Company and John T. Toolan, incorporated by reference to Form 10-K for the fiscal year ended December
                  31, 2000 (Commission File No. 0-21496) filed with the Commission.

         10.52    Agreement and General Release agreement, entered into as of October 16, 2000, by and between the
                  Company and Thomas J. Ward, incorporated by reference to Form 10-K for the fiscal year ended December
                  31, 2000 (Commission File No. 0-21496) filed with the Commission.

         10.53    Sublease Agreement made by and between WestPoint Stevens Inc. and HTG Corporation, as of August 15,
                  2000, incorporated by reference to Form 10-K for the fiscal year ended December 31, 2000 (Commission
                  File No. 0-21496) filed with the Commission.

         10.54    Landlord Consent to Sublease entered into as of the 14th day of February 2001, by and among
                  EOP-Buckhead, LLC, WestPoint Stevens Inc. and HTG Corporation, incorporated by reference to Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 0-21496) filed with the Commission.

         10.55    Employment Agreement, dated as of January 5, 2001, between WestPoint Stevens Inc. and M. L. Fontenot, incorporated by reference to the Form 10-Q for the quarterly period ended March 31, 2001, (Commission
                  File No. 0-21496) filed by the Company with the Commission.

         10.56    Third Amendment, dated as of March 12, 2001, among, WPS Receivables Corporation, the Company, Blue
                  Ridge Asset Funding Corporation and Wachovia Bank, N.A., incorporated by reference to the Form 10-Q for the quarterly period ended March 31, 2001, (Commission File No. 0-21496) filed by the Company with the Commission.

         10.57    Fourth Amendment, dated as of March 26, 2001, among, WPS Receivables Corporation, the Company, Blue
                  Ridge Asset Funding Corporation and Wachovia Bank, N.A., incorporated by reference to the Form 10-Q for the quarterly period ended March 31, 2001, (Commission File No. 0-21496) filed by the Company with the Commission.

         10.58    Fifth Amendment, dated as of March 26, 2001, among the Company, WestPoint Stevens (UK) Limited,
                  WestPoint Stevens (Europe) Limited, Bank of America, N.A. (formerly NationsBank, N.A.), as agent and the other financial institutions party thereto, incorporated by reference to the Form 10-Q for the quarterly period ended March 31, 2001, (Commission File No. 0-21496) filed by the Company with the
                  Commission.

         10.59    Conditional Waiver letter dated March 26, 2001, among WPS Receivables Corporation, the Company, Blue
                  Ridge Asset Funding Corporation and Wachovia Bank, N.A., incorporated by reference to the Form 10-Q for the quarterly period ended March 31, 2001, (Commission File No. 0-21496) filed by the Company with the Commission.

         10.60    Rights Agreement dated as of May 9, 2001, by and between WestPoint Stevens Inc. and SunTrust Bank, as
                  Rights Agent including Exhibit A the form of Summary of Rights and Exhibit B the form of Right
                  Certificate, incorporated by reference to the Form 8-K (Commission File No. 0-21496) filed by the
                  Company with the Commission on May 9, 2001.

         10.61    Separation Agreement and General Release dated as of April 11, 2001, between WestPoint Stevens Inc.
                  and David C. Meek, incorporated by reference to the Form 10-Q for the quarterly period ended June 30,
                  2001, (Commission File No. 0-21496) filed by the Company with the Commission.

         10.62    Employment Agreement dated April 17, 2001, between WestPoint Stevens Inc. and Lester Dupuy Sears, incorporated by reference to the Form 10-Q for the quarterly period ended June 30, 2001, (Commission
                  File No. 0-21496) filed by the Company with the Commission.



         10.63    Credit Agreement dated as of June 29, 2001, among WestPoint Stevens Inc., certain of its Subsidiaries,
                  Bankers Trust Company, as Administrative Agent and the Lenders party thereto, incorporated by reference to the Form 10-Q for the quarterly period ended June 30, 2001, (Commission File No. 0-21496)
                  filed by the Company with the Commission.

         10.64    Amendment Agreement dated June 29, 2001, among WestPoint Stevens Inc., WestPoint Stevens (UK) Limited,
                  WestPoint Stevens (Europe) Limited, Bank of America, N.A. (formerly NationsBank, N.A.), as Agent and the other financial institutions party thereto, incorporated by reference to the Form 10-Q for the quarterly period ended June 30, 2001, (Commission File No. 0-21496) filed by the Company with the
                  Commission.

         10.65    Intercreditor and Lien Subordination Agreement dated as of June 29, 2001, among WestPoint Stevens
                  Inc., certain of its Subsidiaries, Bank of America, N.A. (formerly NationsBank, N.A.) as the collateral trustee and Bankers Trust Company, as administrative agent, incorporated by reference to the Form 10-Q for the quarterly period ended June 30, 2001, (Commission File No. 0-21496) filed by the
                  Company with the Commission.

         10.66    Collateral Security Agreement dated as of June 29, 2001, among WestPoint Stevens Inc., certain of its
                  Subsidiaries and Bankers Trust Company, as administrative agent, incorporated by reference to the Form
                  10-Q for the quarterly period ended June 30, 2001, (Commission File No. 0-21496) filed by the Company with the Commission.

         10.67    Amendment dated August 9, 2001, to the WestPoint Stevens Inc. 1993 Management Stock Option Plan,
                  incorporated by reference to the Form 10-Q for the quarterly period ended September 30, 2001,
                  (Commission File No. 0-21496) filed by the Company with the Commission.

         10.68    Amendment dated August 9, 2001, to the WestPoint Stevens Inc. 1994 Non-Employee Directors Stock Option
                  Plan, incorporated by reference to the Form 10-Q for the quarterly period ended September 30, 2001,
                  (Commission File No. 0-21496) filed by the Company with the Commission.

         10.69    Letter dated April 5, 2001, from the Company to Mr. Bob Dale.

         10.70    Letter dated April 9, 2001, from the Company to Mr. Arthur Birkins.

         10.71    First Amended and Restated Receivables Purchase Agreement dated as of October 31, 2001, by and between the Company and WPS Receivables Corporation.

         10.72    First Amended and Restated Asset Interest Transfer Agreement dated as of October 31, 2001, among WPS
                  Receivables Corporation, the Company, Blue Ridge Asset Funding Corporation, North American Capacity
                  Insurance Company and Wachovia Bank, N.A

         10.73    Agreement dated November 29, 2001, among the Company, HTG Corp., Vytech Holdings, Inc., Vytech Midco,
                  Inc., Vytech Industries, Inc. and Holcombe T. Green, Jr.

         10.74    Guaranty Agreement dated as of November 29, 2001, made by Vytech Holdings, Inc. and Holcombe T. Green,
                  Jr., in favor of the Company.

         10.75    Third Amendment dated December 14, 2001, to the WestPoint Stevens Inc. Supplemental Retirement Plan.

         10.76    Amendment Letter dated March 22, 2002, between the Company, Holcombe T. Green, Jr. and HTG Corp.

         21       List of Subsidiaries of the Registrant.

         23.1     Consent of Ernst & Young LLP, independent auditors.

                             WESTPOINT STEVENS INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                  ADDITIONS
                                                   BALANCE AT     CHARGED TO                                       BALANCE AT
                                                  BEGINNING OF     COST AND                           OTHER          END OF
                                                     PERIOD        EXPENSES       DEDUCTIONS      ADJUSTMENTS(3)    PERIOD(4)
                                                  ------------    ----------      ----------      --------------   ----------
Year Ended December 31, 2001
  Accounts receivable allowances:
      Doubtful accounts ........................    $11,490        $ 14,043         $ 3,200(1)      $       --       $22,333
      Cash and/or trade discounts
                and returns and allowances .....     10,573          23,813          23,146                 --        11,240
                                                    -------        --------         -------         ----------       -------
                                                    $22,063        $ 37,856         $26,346         $       --       $33,573
                                                    =======        ========         =======         ==========       =======

    Inventory reserves:
      Market and obsolescence ..................    $63,439        $  9,658(2)      $    --         $       --       $73,097
                                                    =======        ========         =======         ==========       =======



Year Ended December 31, 2000
  Accounts receivable allowances:
      Doubtful accounts ........................    $13,133        $ (1,369)        $   274(1)      $       --       $11,490
      Cash and/or trade discounts
                and returns and allowances .....      5,817          24,874          20,118                 --        10,573
                                                    -------        --------         -------         ----------       -------
                                                    $18,950        $ 23,505         $20,392         $       --       $22,063
                                                    =======        ========         =======         ==========       =======

    Inventory reserves:
      Market and obsolescence ..................    $31,450        $ 31,989(2)      $    --         $       --       $63,439
                                                    =======        ========         =======         ----------       =======



Year Ended December 31, 1999
  Accounts receivable allowances:
      Doubtful accounts ........................    $13,348        $    947         $ 1,162(1)      $       --       $13,133
      Cash and/or trade discounts
                and returns and allowances .....      5,903          20,251          20,337                 --         5,817
                                                    -------        --------         -------         ----------       -------
                                                    $19,251        $ 21,198         $21,499         $       --       $18,950
                                                    =======        ========         =======         ==========       =======

    Inventory reserves:
      Market and obsolescence ..................    $27,126        $  4,324(2)      $    --         $       --       $31,450
                                                    =======        ========         =======         ==========       =======


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

                                    WESTPOINT STEVENS INC.
                                    (Registrant)


                                    By /s/ Holcombe T. Green, Jr.
                                      ---------------------------------
                                       Holcombe T. Green, Jr.
                                       Chairman of the Board and Chief
                                       Executive Officer

                                       March 28, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By /s/ Holcombe T. Green, Jr.                   By /s/ Lester D. Sears
  -----------------------------------------       --------------------------------------
  Holcombe T. Green, Jr                           Lester D. Sears
  Chairman of the Board and Chief Executive       Senior Vice President-Finance
  Officer (principal executive officer)           and Chief Financial Officer
                                                  (principal financial officer)


  March 28, 2002                                  March 28 , 2002




By /s/ M. L. Fontenot                           By /s/ J. Nelson Griffith
  -----------------------------------------       --------------------------------------
  M. L. (Chip) Fontenot, Director,                J. Nelson Griffith
  President and Chief Operating Officer           Senior Vice President and Controller
                                                  (principal accounting officer)


  March 28, 2002                                  March 28, 2002




By /s/ Hugh M. Chapman                          By /s/ M. Katherine Dwyer
  -----------------------------------------       --------------------------------------
  Hugh M. Chapman                                 M. Katherine Dwyer
  Director                                        Director



  March 28, 2002                                  March 28, 2002


By /s/ Joseph R. Gladden                       By  /s/ John G. Hudson
  -----------------------------------------       --------------------------------------
  Joseph R. Gladden                               John G. Hudson
  Director                                        Director


  March 28,  2002                                 March 28, 2002



By /s/ J. Hicks Lanier                          By /s/ Gerald B. Mitchell
  -----------------------------------------       --------------------------------------
  J. Hicks Lanier                                 Gerald B. Mitchell
  Director                                        Director


  March 28, 2002                                  March 28, 2002



By /s/ John F. Sorte
  -----------------------------------------
  John F. Sorte
  Director


  March 28, 2002