Form 10-Q
period 2002-03-31
WESTPOINT STEVENS INC
filed 2002-05-07
CIK 852952

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number 0-21496

WESTPOINT STEVENS INC.
(Exact name of registrant as specified in its charter)

DELAWARE	36-3498354
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

507 West Tenth Street
West Point, Georgia 31833
(Address of principal executive offices, including Zip Code)

(706) 645-4000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒          No   ☐

Common shares outstanding at May 3, 2002: 49,648,157 shares of Common Stock, $.01 par value.

INDEX

Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets:
March 31, 2002 (Unaudited) and December 31, 2001	3

Condensed Consolidated Statements of
Operations (Unaudited);Three Months Ended March 31, 2002 and March 31, 2001	4

Condensed Consolidated Statements of Cash Flows (Unaudited); Three Months Ended March 31, 2002 and March 31, 2001	5

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited); Three Months Ended March 31, 2002	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7-14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22-23

Item 6. Exhibits and Reports on Form 8-K	24

WESTPOINT STEVENS INC.

Condensed Consolidated Balance Sheets

(In thousands)

	March 31,	December 31,
	2002	2001

	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,256	$3,170
Accounts receivable	159,208	105,136
Inventories	418,822	397,192
Prepaid expenses and other current assets	37,360	29,613

Total current assets	617,646	535,111

Property, Plant and Equipment, net	732,683	749,326

Other Assets
Deferred financing fees	30,558	32,879
Other assets	5,504	4,243
Goodwill	47,288	47,288

	$1,433,679	$1,368,847

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Senior Credit Facility	$125,080	$107,501
Accrued interest payable	23,211	3,856
Accounts payable	68,164	67,218
Other accrued liabilities	135,571	114,466

Total current liabilities	352,026	293,041

Long-Term Debt	1,565,000	1,565,000

Noncurrent Liabilities
Deferred income taxes	185,094	182,822
Pension and other liabilities	105,069	106,351

Total noncurrent liabilities	290,163	289,173

Stockholders’ Equity (Deficit)	(773,510)	(778,367)

	$1,433,679	$1,368,847

See accompanying notes

WESTPOINT STEVENS INC.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,

	2002	2001

Net sales	$435,144	$418,613
Cost of goods sold	327,343	328,907

Gross earnings	107,801	89,706

Selling, general and administrative expenses	68,900	64,075
Restructuring and impairment charge	—	5,008

Operating earnings	38,901	20,623

Interest expense	33,344	34,230
Other expense-net	2,397	3,388

Income (loss) before income tax expense (benefit)	3,160	(16,995)

Income tax expense (benefit)	1,140	(6,095)

Net income (loss)	$2,020	$(10,900)

Basic net income (loss) per common share	$.04	$(.22)

Diluted net income (loss) per common share	$.04	$(.22)

Basic average common shares outstanding	49,652	49,559
Dilutive effect of stock options and stock bonus plan	—	—

Diluted average common shares outstanding	49,652	49,559

See accompanying notes

WESTPOINT STEVENS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net income (loss)	$2,020	$(10,900)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and other amortization	20,746	20,475
Deferred income taxes	1,142	(6,405)
Changes in working capital	(32,243)	(35,547)
Other-net	532	(3,286)

Net cash used for operating activities	(7,803)	(35,663)

Cash flows from investing activities:
Capital expenditures	(4,215)	(13,727)
Net proceeds from sale of assets	225	212
Purchase of business	—	(8,363)

Net cash used for investing activities	(3,990)	(21,878)

Cash flows from financing activities:
Senior Credit Facility:
Borrowings	200,000	269,500
Repayments	(182,421)	(199,299)
Proceeds from Trade Receivables Program	(6,700)	(11,300)
Cash dividends paid	—	(1,007)

Net cash provided by financing activities	10,879	57,894

Net increase (decrease) in cash and cash equivalents	(914)	353
Cash and cash equivalents at beginning of period	3,170	167

Cash and cash equivalents at end of period	$2,256	$520

See accompanying notes

WESTPOINT STEVENS INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)

(In thousands)

		Common Stock				Accumulated
		and Capital	Treasury Stock			Other
	Common	in Excess of			Accumulated	Comprehensive	Unearned
	Shares	Par Value	Shares	Amount	Deficit	Income (Loss)	Compensation	Total

Balance, January 1, 2002	71,100	$395,903	(21,529)	$(418,781)	$(680,789)	$(69,386)	$(5,314)	$(778,367)
Comprehensive income (loss):
Net income	—	—	—	—	2,020	—	—	2,020
Foreign currency translation adjustment						394		394
Cash flow hedges:
Net derivative gains, net of tax benefit of $332						587		587

Comprehensive income								3,001

Issuance of stock pursuant to Stock Bonus Plan including tax expense	—	822	72	765	—	—	—	1,587
Issuance of Restricted Stock		(23)	5	35	—	—	(12)	—
Amortization of compensation	—	—	—	—	—	—	473	473
Stock dividends pursuant to Stock Bonus Plan	—	—	—	—	(204)	—	—	(204)

Balance, March 31, 2002	71,100	$396,702	(21,452)	$(417,981)	$(678,973)	$(68,405)	$(4,853)	$(773,510)

See accompanying notes

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for WestPoint Stevens Inc. (the “Company”) for the year ended December 31, 2001.

Certain amounts in the prior periods condensed consolidated financial statements have been reclassified to conform to the current period presentation.

2. Inventories

The Company uses the last-in, first-out (“LIFO”) method of accounting for substantially all inventories for financial reporting purposes. Interim determinations of LIFO inventories are necessarily based on management’s estimates of year-end inventory levels and costs. Subsequent changes in these estimates, including the final year-end LIFO determination, and the effect of such changes on earnings are recorded in the interim periods in which they occur.

Inventories consisted of the following at March 31, 2002 and December 31, 2001 (in thousands of dollars):

	March 31,	December 31,
	2002	2001

Finished goods	$204,579	$176,043
Work in process	165,800	170,854
Raw materials and supplies	48,443	50,295
LIFO reserve	—	—

	$418,822	$397,192

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

3. Indebtedness and Financial Arrangements

Indebtedness is as follows (in thousands of dollars):

	March 31,	December 31,
	2002	2001

Short-term indebtedness:
Senior Credit Facility	$125,080	$107,501

Long-term indebtedness:
Senior Credit Facility	$400,000	$400,000
7.875% Senior Notes due 2005	525,000	525,000
7.875% Senior Notes due 2008	475,000	475,000
Second-Lien Facility	165,000	165,000

	$1,565,000	$1,565,000

The Company has included $400 million of the Senior Credit Facility in long-term debt at March 31, 2002 because the Company intends that at least that amount would remain outstanding during the next twelve months.

At March 31, 2002 and December 31, 2001, $145.9 million and $152.6 million, respectively, of accounts receivable had been sold pursuant to a trade receivables program (the “Trade Receivables Program”) and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets. In January 2002, the Company amended and extended the maturity date of its existing Trade Receivables Program with an independent issuer of receivables backed commercial paper until January 2003.

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

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

4.     Restructuring, Impairment and Other Charges—Continued

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

The recorded charge of $66.8 million for the impairment of fixed assets and $23.7 million for the impairment of goodwill and other assets discussed in the preceding paragraph are associated with the Company’s closure and capacity reduction of certain facilities as discussed in the second preceding paragraph. None of the impairment charges related to enterprise goodwill. The Company did not record any impairment charges related to assets transferred to other facilities. The Company decided to abandon all remaining assets. Accordingly, an indication of impairment exists, as these assets will not generate future cash flow. Furthermore, the Company believes that there is no acceptable market for these assets as it is unwilling to sell the assets to a competitor. Accordingly, the fair value of these assets was determined by the Company to be minimal.

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

4. Restructuring, Impairment and Other Charges—Continued

Since the adoption of the Eight-Point Plan, the Company has terminated and agreed to pay severance (including continuing termination benefits) to approximately 1,700 employees. The restructuring charge approved in 2000 was completed in the fourth quarter of 2001.

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2000 Restructuring and Impairment Charge:
Second Quarter	$87.9	$4.6	$3.4	$95.9
Third Quarter	—	5.8	0.3	6.1
Fourth Quarter	2.6	4.3	0.3	7.2

Total 2000 Charge	90.5	14.7	4.0	109.2

2001 Restructuring and Impairment Charge:
First Quarter	—	5.0	—	5.0
Fourth Quarter	—	2.0	(2.0)	—

Total 2001 Charge	—	7.0	(2.0)	5.0

Writedown Assets to Net Recoverable Value	(90.5)	—	—	(90.5)
2000 Cash Payments	—	(4.7)	(0.3)	(5.0)
2001 Cash Payments	—	(15.0)	(0.1)	(15.1)
2002 Cash Payments	—	(0.6)	—	(0.6)

Balance at March 31, 2002	$—	$1.4	$1.6	$3.0

During 2000, other costs of the Eight-Point Plan and other charges of $94.0 million, before taxes, were recognized including inventory writedowns of $74.2 million; claims of $5.0 million; other expenses of $6.1 million consisting primarily of $2.2 million for the relocation of machinery, $2.4 million of related unabsorbed overhead and other expenses of $1.5 million all reflected in cost of goods sold; and other costs of $8.7 million consisting primarily of $5.7 million of unusual contractual severance and other expenses of $3.0 million reflected in Other expense-net. During 2001, other costs of the Eight-Point Plan of $13.7 million, before taxes, were recognized consisting primarily of $10.0 million for the relocation of machinery, $3.0 million of related unabsorbed overhead and other expenses of $0.7 million all reflected in cost of goods sold.

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

5. Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended March 31, 2002 and 2001 is as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net income (loss)	$2,020	$(10,900)
Foreign currency translation adjustment	394	305
Gain (loss) on derivative instruments, net of tax:
Cumulative effect of adopting Statement No. 133	—	(968)
Net changes in fair value of derivatives	564	(13,148)
Net (gains) losses reclassified from other comprehensive income into earnings	23	(1,436)

Comprehensive income (loss)	$3,001	$(26,147)

6. Deferred Financing Fees

Included in “Other expense-net” in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 is the amortization of deferred financing fees of $2.3 million compared with $1.0 million for the three months ended March 31, 2001.

7. Recently Adopted Accounting Standards

Effective January 1, 2002, the Company adopted the requirements of Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. During the first quarter of 2001, amortization of goodwill was $0.2 million after taxes. Excluding the impact of goodwill amortization, the net loss for the first quarter of 2001 would have been $10.7 million, or $0.22 per share diluted.

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

7. Recently Adopted Accounting Standards—Continued

The Company applied Statement 142 beginning in the first quarter of 2002. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In accordance with Statement 142, the Company expects to perform the first of the required January 1, 2002 impairment tests of goodwill by June 30, 2002. If required, the second calculation to determine the amount of impairment of goodwill, if any, will be completed prior to December 31, 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in 2002. The Company has not yet determined what the effect of these tests will be on earnings and financial position of the Company.

Effective January 1, 2002, the Company adopted the requirements of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. The Company’s adoption of Statement 144 did not have an impact on the Company’s financial position and results of operations.

8. Litigation and Contingent Liabilities

The Company is a defendant in a complaint entitled Pratt v. WestPoint Stevens Inc., et al, alleging that the Company and other named and unnamed defendants (including two named employees of the Company) had harmed the six named plaintiffs and caused property damage under various common law tort claims including: nuisance, trespass, negligence, wantonness and strict liability. The claims are based upon routine discharges of wastewater from the Company’s Opelika Finishing Plant and the Plaintiffs seek an unspecified amount in compensatory and punitive damages. The parties have substantially completed discovery and the case is to be tried in Macon County, Alabama though a trial date has not been established. The Company has prevailed in having the employee defendants dismissed from the case.

The Company believes that the allegations contained in the complaint are without merit and intends to contest the action vigorously.

WESTPOINT STEVENS INC.

Notes To Condensed Consolidated Financial Statements (continued)
(Unaudited)

8. Litigation and Contingent Liabilities—Continued

On October 5, 2001, a purported stockholder class action suit, entitled Norman Geller v. WestPoint Stevens Inc., et al., was filed against the Company and certain of its officers and directors in the United States District Court for the Northern District of Georgia. (A subsequent and functionally identical complaint was also filed.) The Complaints allege that, during the putative class period (i.e., February 10, 1999 to October 10, 2000), WestPoint Stevens and certain of its officers and directors caused false and misleading statements to be issued regarding, inter alia, alleged overcapacity and excessive inventories of the Company’s towel-related products and customer demand for such products. The Complaints refer to WestPoint Stevens’ press releases and quarterly and annual reports on Securities Exchange Commission Forms 10-Q and 10-K, which discuss the Company’s results and forecasts for the Fiscal years 1999 and 2000. Plaintiffs allege that these press releases and public filings were false and misleading because they failed to disclose that the Company allegedly “knew sales would be adversely affected in future quarters and years.” Plaintiffs also allege in general terms that the Company materially overstated revenues by making premature shipments of products.

The Complaints assert claims against all Defendants under § 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and against the Company and Defendant Green as “controlling persons” under § 20(a) of the Exchange Act. The actions were consolidated by Order dated January 25, 2002. Pursuant to court order the Plaintiffs filed a Consolidated Amended Complaint. The Company and individual Defendants expect to move for dismissal of that complaint on or about May 28, 2002.

The Company believes that the allegations are without merit and intends to contest the action vigorously, on behalf of its officers and directors.

On March 11, 2002, a shareholder derivative action, entitled Gordon Clark v. Holcombe T. Green, Jr., et al., was filed against certain of the Company’s directors and officers in the Superior Court of Fulton County, Georgia. The Complaint alleges that the named individuals breached their fiduciary duties by acting in bad faith and wasting corporate assets. The Complaint also asserts claims under Georgia Code Ann. §§ 14-2-740 to 14-2-747, and 14-2-831. The claims are based on the same or similar facts as are alleged in the Geller action.

The Company is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and nonhazardous substances and wastes used in or resulting from its operations and potential remediation obligations thereunder. Certain of the Company’s facilities (including certain

WESTPOINT STEVENS INC.

Notes To Condensed Consolidated Financial Statements (continued)
(Unaudited)

8. Litigation and Contingent Liabilities—Continued

facilities no longer owned or utilized by the Company) have been cited or are being investigated with respect to alleged violations of such laws and regulations. The Company is cooperating fully with relevant parties and authorities in all such matters. The Company believes that it has adequately provided in its financial statements for any expenses and liabilities that may result from such matters. The Company also is insured with respect to certain of such matters. The Company’s operations are governed by laws and regulations relating to employee safety and health which, among other things, establish exposure limitations for cotton dust, formaldehyde, asbestos and noise, and regulate chemical and ergonomic hazards in the workplace.

Although the Company does not expect that compliance with any of such laws and regulations will adversely affect the Company’s operations, there can be no assurance such regulatory requirements will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such requirements.

The Company and its subsidiaries are involved in various other legal proceedings, both as plaintiff and as defendant, which are normal to its business. It is the opinion of management that the aforementioned actions and claims, if determined adversely to the Company, will not have a material adverse effect on the financial condition or operations of the Company taken as a whole.

WESTPOINT STEVENS INC.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Impairment, Restructuring and Other Charges

As a result of a strategic review of the Company’s businesses, manufacturing and other facilities, and products in the second quarter of 2000, the Company’s Board of Directors approved a $222.0 million pretax charge to cover the cost of implementing an Eight-Point Plan that is designed to streamline operations and improve profitability

The Eight-Point Plan addresses the following points: 1) expansion of brands; 2) exploration of new licensing opportunities; 3) rationalization of manufacturing operations; 4) reduction in overhead expense; 5) increase in global sourcing; 6) improvement of inventory utilization; 7) enhancement of supply chain and logistics functions; and 8) improvement in capital structure. The Company estimates the implementation of the Eight-Point Plan will generate annual pretax savings of $38.0 million starting in 2002. The estimated annual pretax savings of $38.0 million (of which $35.0 million are estimated cash savings primarily in the form of labor and overhead savings and $3.0 million are estimated depreciation savings) will be reflected for the most part as a reduction in cost of goods sold and to a lesser extent as a reduction in general and administrative expenses.

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

WESTPOINT STEVENS INC.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Impairment, Restructuring and Other Charges—Continued

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

Since the adoption of the Eight-Point Plan, the Company has terminated and agreed to pay severance (including continuing termination benefits) to approximately 1,700 employees. The restructuring charge approved in 2000 was completed in the fourth quarter of 2001.

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2000 Restructuring and Impairment Charge:
Second Quarter	$87.9	$4.6	$3.4	$95.9
Third Quarter	—	5.8	0.3	6.1
Fourth Quarter	2.6	4.3	0.3	7.2

Total 2000 Charge	90.5	14.7	4.0	109.2

2001 Restructuring and Impairment Charge:
First Quarter	—	5.0	—	5.0
Fourth Quarter	—	2.0	(2.0)	—

Total 2001 Charge	—	7.0	(2.0)	5.0

Writedown Assets to Net Recoverable Value	(90.5)	—	—	(90.5)
2000 Cash Payments	—	(4.7)	(0.3)	(5.0)
2001 Cash Payments	—	(15.0)	(0.1)	(15.1)
2002 Cash Payments	—	(0.6)	—	(0.6)

Balance at March 31, 2002	$—	$1.4	$1.6	$3.0

WESTPOINT STEVENS INC.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Impairment, Restructuring and Other Charges—Continued

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

Results of Operations: Three Months Ended March 31, 2002

The table below is a summary of the Company’s operating results for the three months ended March 31, 2002 and March 31, 2001 (in millions of dollars).

	Three Months Ended
	March 31,

	2002	2001

Net sales	$435.1	$418.6

Gross earnings	$107.8	$89.7

Restructuring and impairment charge	—	$5.0

Operating earnings	$38.9	$20.6

Interest expense	$33.3	$34.2

Other expense-net	$2.4	$3.4

Income (loss) from operations before taxes	$3.2	$(17.0)

Income (loss) from operations	$2.0	$(10.9)

Gross margin	24.8%	21.4%

Operating margin	8.9%	4.9%

WESTPOINT STEVENS INC.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Results of Operations: Three Months Ended March 31, 2002—Continued

Net Sales. Net sales for the three months ended March 31, 2002 increased $16.5 million, or 3.9 % to $435.1 million compared with net sales of $418.6 million for the three months ended March 31, 2001. Increases in sales across all distribution channels, coupled with sales of the expanded Ralph Lauren Home Collection license and new Disney Home license led to the improved sales performance.

For the three months ended March 31, 2002, bed products sales were $266.0 million compared with $233.0 million last year; bath products sales were $120.9 million compared with $134.5 million last year; and other sales (consisting primarily of sales from the Company’s mill stores and foreign operations) were $48.2 million compared with $51.1 million last year.

Gross Earnings/Margins. Gross earnings for the three months ended March 31, 2002 increased $14.1 million, or 15.1%, to $107.8 million compared with $93.7 million for the same period of 2001, excluding charges associated with the Eight-Point Plan, and reflect gross margins of 24.8% in 2002 versus 22.4% in 2001. Gross earnings and margins increased primarily as a result of lower raw material costs, improved manufacturing efficiencies, a more profitable mix of revenues and reduced promotional activity. Included in the cost of goods sold in the first quarter of 2001 are charges associated with the Eight-Point Plan of $4.0 million, the majority of which reflects costs for equipment relocation and unabsorbed overhead due to reduced running schedules. Including the charges, gross earnings for the three months ended March 31, 2002 increased $18.1 million, or 20.2%, to $107.8 million compared with $89.7 million for the same period of 2001.

Operating Earnings/Margins. Selling, general and administrative expenses increased $4.8 million, or 7.5%, in the first quarter of 2002 compared with the same period of last year, and as a percentage of net sales represent 15.8% in the 2002 period and 15.3% in the 2001 period. The increase in selling, general and administrative expenses in the first quarter of 2002 was due to increased reserves for bad debt expense of $4.5 million the majority of which was associated with the recent bankruptcy filing of Kmart.

Before charges associated with the Eight-Point Plan, operating earnings for the first quarter of 2002 increased 31.3% to $38.9 million, or 8.9% of sales, compared with operating earnings of $29.6 million, or 7.1% of sales, for the same period in 2001. Including the charges, operating earnings for the three months ended March 31, 2002 increased $18.3 million to $38.9 million compared with $20.6 million for the same period of 2001. Operating earnings for the three months ended March 31, 2001, included a separate line item for restructuring and impairment charges to reflect $5.0 million in severance benefits and other exit costs.

WESTPOINT STEVENS INC.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Results of Operations: Three Months Ended March 31, 2002—Continued

Interest Expense. Interest expense for the three months ended March 31, 2002 of $33.3 million decreased $0.9 million compared with interest expense of $34.2 million for the three months ended March 31, 2001. The decrease was due primarily to lower interest rates on the Company’s variable rate bank debt for 2002 compared with corresponding 2001 average interest rate levels.

Other Expense-Net. Other expense-net for the first quarter of 2002 of $2.4 million consisted primarily of the amortization of deferred financing fees of $2.3 million. Other expense-net in the first quarter of 2001 of $3.4 million consisted primarily of a $2.4 million charge for cotton derivatives in accordance with Statement of Financial Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and the amortization of deferred financing fees of $1.0 million.

Income Tax Expense. The Company’s effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

Net Income. Net income for the first quarter of 2002, before charges associated with the Eight-Point Plan, increased $7.2 million, to $2.0 million, or $0.04 per share diluted, from a net loss of $5.1 million, or a loss of $0.10 per share diluted, in the same period of last year. After the charges, net income for the first quarter of 2002 was $2.0 million, or $0.04 per share diluted, compared with a loss of $10.9 million, or a loss of $0.22 per share diluted, for the same period of last year.

Diluted per share amounts are based on 49.7 million and 49.6 million average shares outstanding for 2002 and 2001, respectively.

Effects of Inflation

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability.

WESTPOINT STEVENS INC.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Results of Operations: Three Months Ended March 31, 2002—Continued

Liquidity and Capital Resources

The Company’s principal sources of liquidity are expected to be cash from its operations and funds available under the Senior Credit Facility. At May 3, 2002, the maximum commitment under the Senior Credit Facility was $717.5 million and the Company had unused borrowing availability under the Senior Credit Facility totaling $162.0 million. The Senior Credit Facility contains covenants, which, among other things, limit indebtedness and require the maintenance of certain financial ratios, minimum EBITDA and minimum net worth (as defined). The Senior Credit Facility provides for a $25.0 million reduction in the revolver commitment on each of the following dates: November 1, 2002, February 1, 2003, August 1, 2003 and November 1, 2003 and further provides for a $17.5 million reduction in the revolver commitment on February 1, 2004 at which time the revolver commitment will be $600.0 million. The Senior Credit Facility further provides that any increase in the Trade Receivables Program above the current $160.0 million limit, up to a $200.0 million limit, would reduce the revolver commitment under the Senior Credit Facility by a similar amount.

On January 22, 2002, Kmart Corporation filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code. Kmart Corporation subsequently received approval of its debtor-in-possession financing and is currently working towards a restructuring and emergence from Chapter 11 in 2003. In conjunction with the restructuring, Kmart Corporation announced the closing of 284 retail store locations. This represents roughly 13% of its total store base. The Company has reviewed its sales and profit projections for Kmart Corporation for 2002 and believes that the recent Chapter 11 filing for bankruptcy protection by Kmart Corporation will not have a material adverse effect on the Company’s future operations.

At March 31, 2002, the Company was in compliance with all its covenants under the Senior Credit Facility and Second-Lien Facility, and based on management’s projections of 2002 results expects to remain in compliance with all the covenants under its credit agreements.

The Company’s principal uses of cash for the next several years will be operating expenses, capital expenditures and debt service requirements related primarily to interest payments. The Company spent approximately $60.5 million in 2001 on capital expenditures and intends to invest approximately $40.0 to $50.0 million in 2002. The Senior Credit Facility does not permit future cash dividends.

WESTPOINT STEVENS INC.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Results of Operations: Three Months Ended March 31, 2002—Continued

Liquidity and Capital Resources—Continued

The Board of Directors has approved the purchase of up to 27 million shares of the Company’s common stock, subject to the Company’s debt limitations. At March 31, 2002, approximately 3.6 million shares remained to be purchased under these programs. The Senior Credit Facility does not permit future stock repurchases.

The Company, through a “bankruptcy remote” receivables subsidiary, has a Trade Receivables Program that provides for the sale of accounts receivable on a revolving basis at rates more favorable than the Senior Credit Facility. In January 2002, the Company amended and extended the maturity date of its existing Trade Receivables Program with an independent issuer of receivables backed commercial paper until January 2003. Under the terms of the Trade Receivables Program, the Company has agreed to sell on an ongoing basis, and without recourse, an undivided ownership interest in its accounts receivable portfolio. The Company maintains the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The agreement permits the sale of up to $160.0 million of accounts receivable. The cost of the Trade Receivables Program is charged to selling expense in the accompanying Consolidated Statements of Operations and is estimated to total approximately $4.8 million in 2002, compared with $6.5 million in 2001. At March 31, 2002 and December 31, 2001, $145.9 million and $152.6 million, respectively, of accounts receivable had been sold pursuant to the Trade Receivables Programs and the sale is reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets.

Debt service requirements for interest payments in 2002 are estimated to total approximately $138.0 million (excluding amounts related to the Trade Receivables Program) compared with interest payments of $143.0 million in 2001. The Company’s long-term indebtedness has no scheduled principal reduction requirements during 2002.

Management believes that cash from the Company’s operations and borrowings under its credit agreements will provide the funding necessary to meet the Company’s anticipated requirements for capital expenditures, operating expenses and to enable it to meet its anticipated debt service requirements.

WESTPOINT STEVENS INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is a defendant in a complaint entitled Pratt v. WestPoint Stevens Inc., et al, alleging that the Company and other named and unnamed defendants (including two named employees of the Company) had harmed the six named plaintiffs and caused property damage under various common law tort claims including: nuisance, trespass, negligence, wantonness and strict liability. The claims are based upon routine discharges of wastewater from the Company’s Opelika Finishing Plant and the Plaintiffs seek an unspecified amount in compensatory and punitive damages. The parties have substantially completed discovery and the case is to be tried in Macon County, Alabama though a trial date has not been established. The Company has prevailed in having the employee defendants dismissed from the case.

The Company believes that the allegations contained in the complaint are without merit and intends to contest the action vigorously.

On October 5, 2001, a purported stockholder class action suit, entitled Norman Geller v. WestPoint Stevens Inc., et al., was filed against the Company and certain of its officers and directors in the United States District Court for the Northern District of Georgia. (A subsequent and functionally identical complaint was also filed.) The Complaints allege that, during the putative class period (i.e., February 10, 1999 to October 10, 2000), WestPoint Stevens and certain of its officers and directors caused false and misleading statements to be issued regarding, inter alia, alleged overcapacity and excessive inventories of the Company’s towel-related products and customer demand for such products. The Complaints refer to WestPoint Stevens’ press releases and quarterly and annual reports on Securities Exchange Commission Forms 10-Q and 10-K, which discuss the Company’s results and forecasts for the Fiscal years 1999 and 2000. Plaintiffs allege that these press releases and public filings were false and misleading because they failed to disclose that the Company allegedly “knew sales would be adversely affected in future quarters and years.” Plaintiffs also allege in general terms that the Company materially overstated revenues by making premature shipments of products.

The Complaints assert claims against all Defendants under § 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and against the Company and Defendant Green as “controlling persons” under § 20(a) of the Exchange Act. The actions were consolidated by Order dated January 25, 2002. Pursuant to court order the Plaintiffs filed a Consolidated Amended Complaint. The Company and individual Defendants expect to move for dismissal of that complaint on or about May 28, 2002.

The Company believes that the allegations are without merit and intends to contest the action vigorously, on behalf of its officers and directors.

WESTPOINT STEVENS INC.

Notes To Condensed Consolidated Financial Statements (continued)
(Unaudited)

Item 1. Legal Proceedings—Continued

On March 11, 2002, a shareholder derivative action, entitled Gordon Clark v. Holcombe T. Green, Jr., et al., was filed against certain of the Company’s directors and officers in the Superior Court of Fulton County, Georgia. The Complaint alleges that the named individuals breached their fiduciary duties by acting in bad faith and wasting corporate assets. The Complaint also asserts claims under Georgia Code Ann. §§ 14-2-740 to 14-2-747, and 14-2-831. The claims are based on the same or similar facts as are alleged in the Geller action.

The Company is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and nonhazardous substances and wastes used in or resulting from its operations and potential remediation obligations thereunder. Certain of the Company’s facilities (including certain facilities no longer owned or utilized by the Company) have been cited or are being investigated with respect to alleged violations of such laws and regulations. The Company is cooperating fully with relevant parties and authorities in all such matters. The Company believes that it has adequately provided in its financial statements for any expenses and liabilities that may result from such matters. The Company also is insured with respect to certain of such matters. The Company’s operations are governed by laws and regulations relating to employee safety and health which, among other things, establish exposure limitations for cotton dust, formaldehyde, asbestos and noise, and regulate chemical and ergonomic hazards in the workplace.

Although the Company does not expect that compliance with any of such laws and regulations will adversely affect the Company’s operations, there can be no assurance such regulatory requirements will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such requirements.

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

PART II — OTHER INFORMATION—Continued

Item 6. Exhibits and Reports on Form 8-K

a.)

Exhibit
Number	Description of Exhibit

10.1	First Amendment dated as of January 14, 2002, among WPS Receivables Corporation, the Company, Blue Ridge Asset Funding Corporation, North American Capacity Insurance Company and Wachovia Bank, N.A.

10.2	Amendment Letter dated February 18, 2002, between the Company and Holcombe T. Green, Jr.

b.)   No report on Form 8-K was filed by the Company during the quarter ended March 31, 2002.

WESTPOINT STEVENS INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTPOINT STEVENS INC.
Registrant

/s/ L. Dupuy Sears

L. Dupuy Sears
Senior Vice President-Finance and Chief Financial Officer
Date: May 7, 2002

WESTPOINT STEVENS INC.

EXHIBIT INDEX

Exhibit		Page
Number		Number

10.1	First Amendment dated as of January 14, 2002, among WPS Receivables Corporation, the Company, Blue Ridge Asset Funding Corporation, North American Capacity Insurance Company and Wachovia Bank, N.A.
10.2	Amendment Letter dated February 18, 2002, between the Company and Holcombe T. Green, Jr.