Form 10-Q
period 2002-06-30
WESTPOINT STEVENS INC
filed 2002-08-14
CIK 852952

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 0-21496

WESTPOINT STEVENS INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	36-3498354 (I.R.S. Employer Identification No.)

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

Yes        No

Common shares outstanding at August 2, 2002: 49,649,157 shares of Common Stock, $.01 par value.

INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets: June 30, 2002 (Unaudited) and December 31, 2001	3

	Condensed Consolidated Statements of Operations (Unaudited);Three and Six Months Ended June 30, 2002 and June 30, 2001	4

	Condensed Consolidated Statements of Cash Flows (Unaudited); Six Months Ended June 30, 2002 and June 30, 2001	5

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited); Six Months Ended June 30, 2002	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7-15

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-23

PART II.	OTHER INFORMATION

	Item 1. Legal Proceedings	24-26

	Item 4. Submission of Matters to a Vote of Security Holders	27

	Item 6. Exhibits and Reports on Form 8-K	28

WESTPOINT STEVENS INC.

Condensed Consolidated Balance Sheets
(In thousands)

	June 30,	December 31,
	2002	2001

	(Unaudited)
Assets

Current Assets

Cash and cash equivalents	$6,609	$3,170

Accounts receivable	175,526	105,136

Inventories	452,961	397,192

Prepaid expenses and other current assets	28,621	29,613

Total current assets	663,717	535,111

Property, Plant and Equipment, net	729,066	749,326

Other Assets

Deferred financing fees	28,237	32,879

Other assets	4,745	4,243

Goodwill	47,288	47,288

	$1,473,053	$1,368,847

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities

Senior Credit Facility	$171,036	$107,501

Accrued interest payable	3,444	3,856

Accounts payable	68,465	67,218

Other accrued liabilities	139,304	114,466

Total current liabilities	382,249	293,041

Long-Term Debt	1,565,000	1,565,000

Noncurrent Liabilities

Deferred income taxes	180,283	182,822

Pension and other liabilities	104,287	106,351

Total noncurrent liabilities	284,570	289,173

Stockholders’ Equity (Deficit)	(758,766)	(778,367)

	$1,473,053	$1,368,847

See accompanying notes

WESTPOINT STEVENS INC.

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net sales	$449,572	$401,659	$884,716	$820,272

Cost of goods sold	345,800	329,949	673,143	658,856

Gross earnings	103,772	71,710	211,573	161,416

Selling, general and administrative expenses	65,613	63,801	134,513	127,876

Restructuring and impairment charge	—	—	—	5,008

Operating earnings	38,159	7,909	77,060	28,532

Interest expense	33,371	34,303	66,715	68,533

Other expense-net	1,682	903	4,079	4,291

Income (loss) before income tax expense (benefit)	3,106	(27,297)	6,266	(44,292)

Income tax expense (benefit)	1,115	(9,800)	2,255	(15,895)

Net income (loss)	$1,991	$(17,497)	$4,011	$(28,397)

Basic net income (loss) per common share	$.04	$(.35)	$.08	$(.57)

Diluted net income (loss) per common share	$.04	$(.35)	$.08	$(.57)

Basic average common shares outstanding	49,662	49,593	49,657	49,576

Dilutive effect of stock options and stock bonus plan	1	—	—	—

Diluted average common shares outstanding	49,663	49,593	49,657	49,576

See accompanying notes

WESTPOINT STEVENS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30,

	2002	2001

Cash flows from operating activities:

Net income (loss)	$4,011	$(28,397)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:

Depreciation and other amortization	41,617	40,941

Deferred income taxes	7,821	(12,130)

Changes in working capital	(72,144)	(57,197)

Other-net	1,766	(4,332)

Net cash used for operating activities	(16,929)	(61,115)

Cash flows from investing activities:

Capital expenditures	(21,895)	(33,991)

Net proceeds from sale of assets	728	651

Purchase of business	—	(8,363)

Net cash used for investing activities	(21,167)	(41,703)

Cash flows from financing activities:

Senior Credit Facility:

Borrowings	426,197	719,712

Repayments	(362,662)	(746,613)

Trade Receivables Program	(22,000)	(12,600)

Cash dividends paid	—	(2,015)

Proceeds from Second-Lien Facility	—	165,000

Fees associated with refinancing	—	(14,761)

Net cash provided by financing activities	41,535	108,723

Net increase in cash and cash equivalents	3,439	5,905

Cash and cash equivalents at beginning of period	3,170	167

Cash and cash equivalents at end of period	$6,609	$6,072

See accompanying notes

WESTPOINT STEVENS INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)
(In thousands)

		Common
		Stock
		and Capital
		in				Accumulated
		Excess of				Other
	Common	Par	Treasury Stock		Accumulated	Comprehensive	Unearned
	Shares	Value	Shares	Amount	Deficit	Income (Loss)	Compensation	Total

Balance, January 1, 2002	71,100	$395,903	(21,529)	$(418,781)	$(680,789)	$(69,386)	$(5,314)	$(778,367)

Comprehensive income (loss):

Net income	—	—	—	—	4,011	—	—	4,011

Foreign currency translation adjustment						(1,065)		(1,065)

Cash flow hedges:

Net derivative gains, net of tax expense of $1,142						2,027		2,027

Comprehensive income								4,973

Issuance of stock pursuant to Stock Bonus Plan including tax expense	—	822	72	765	—	—	—	1,587

Issuance of Restricted Stock		(25)	6	42	—	—	(17)	—

Amortization of compensation	—	—	—	—	—	—	945	945

Net operating loss benefit	—	12,300	—	—	—	—	—	12,300

Stock dividends pursuant to Stock Bonus Plan	—	—	—	—	(204)	—	—	(204)

Balance, June 30, 2002	71,100	$409,000	(21,451)	$(417,974)	$(676,982)	$(68,424)	$(4,386)	$(758,766)

See accompanying notes

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for WestPoint Stevens Inc. (the “Company”) for the year ended December 31, 2001.

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

Inventories consisted of the following at June 30, 2002 and December 31, 2001 (in thousands of dollars):

	June 30,	December 31,
	2002	2001

Finished goods	$222,884	$176,043

Work in process	178,636	170,854

Raw materials and supplies	51,441	50,295

LIFO reserve	—	—

	$452,961	$397,192

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

3.	Indebtedness and Financial Arrangements

Indebtedness is as follows (in thousands of dollars):

	June 30,	December 31,
	2002	2001

Short-term indebtedness:

Senior Credit Facility	$171,036	$107,501

Long-term indebtedness:

Senior Credit Facility	$400,000	$400,000

7.875% Senior Notes due 2005	525,000	525,000

7.875% Senior Notes due 2008	475,000	475,000

Second-Lien Facility	165,000	165,000

	$1,565,000	$1,565,000

The Company has included $400 million of the Senior Credit Facility in long-term debt at June 30, 2002 because the Company intends that at least that amount would remain outstanding during the next twelve months.

At June 30, 2002 and December 31, 2001, $130.6 million and $152.6 million, respectively, of accounts receivable had been sold pursuant to a trade receivables program (the “Trade Receivables Program”) and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets. In January 2002, the Company amended and extended the maturity date of its existing Trade Receivables Program with an independent issuer of receivables backed commercial paper until January 2003.

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

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2000 Restructuring and Impairment Charge:

Second Quarter	$87.9	$4.6	$3.4	$95.9

Third Quarter	—	5.8	0.3	6.1

Fourth Quarter	2.6	4.3	0.3	7.2

Total 2000 Charge	90.5	14.7	4.0	109.2

2001 Restructuring and Impairment Charge:

First Quarter	—	5.0	—	5.0

Fourth Quarter	—	2.0	(2.0)	—

Total 2001 Charge	—	7.0	(2.0)	5.0

Writedown Assets to Net Recoverable Value	(90.5)	—	—	(90.5)

2000 Cash Payments	—	(4.7)	(0.3)	(5.0)

2001 Cash Payments	—	(15.0)	(0.1)	(15.1)

2002 Cash Payments	—	(0.6)	—	(0.6)

Balance at June 30, 2002	$—	$1.4	$1.6	$3.0

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

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

5.	Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss)	$1,991	$(17,497)	$4,011	$(28,397)

Foreign currency translation adjustment	(1,459)	422	(1,065)	727

Gain (loss) on derivative instruments, net of tax:

Cumulative effect of adopting Statement No. 133	—	—	—	(968)

Net changes in fair value of derivatives	1,164	(2,545)	1,728	(15,693)

Net (gains) losses reclassified from other comprehensive income into earnings	276	5,644	299	4,208

Comprehensive income (loss)	$1,972	$(13,976)	$4,973	$(40,123)

6.	Deferred Financing Fees

Included in “Other expense-net” in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002 is the amortization of deferred financing fees of $2.3 million and $4.6 million, respectively, compared with $1.2 million and $2.2 million, respectively, for the three and six months ended June 30, 2001.

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

and intangible assets with indefinite useful lives. During the second quarter and first six months of 2001, amortization of goodwill was $0.2 million and $0.4 million after taxes, respectively. Excluding the impact of goodwill amortization, the net loss for the second quarter and first six months of 2001 would have been $17.3 million, or $0.35 per share diluted, and $28.0 million, or $0.56 per share diluted, respectively.

The Company applied Statement 142 beginning in the first quarter of 2002. The Company is required to test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In accordance with Statement 142, the Company was required to perform the first of the required January 1, 2002 impairment test of goodwill by June 30, 2002. The Company has completed the transitional goodwill impairment test required and determined that there currently is no impairment to its recorded goodwill balances.

8.	Income Taxes

The Company has federal and state net operating loss carryovers (“NOL’s”), a portion of which were generated prior to an ownership change that took place in 1992. Because of the complex tax rules related to these carryforwards and the uncertainty of ultimately realizing benefit from the losses, the Company did not record full benefit for these NOL’s.

WESTPOINT STEVENS INC.

Notes To Condensed Consolidated Financial Statements (continued)
(Unaudited)

8.	Income Taxes—Continued

During the second quarter of 2002, certain contingencies related to the NOL’s were resolved and the Company reevaluated its position on the tax benefits associated with these carryforwards. As a result of this analysis, the Company recorded a $12.3 million benefit in the second quarter. Because the NOL’s involved were generated prior to emergence from bankruptcy, the accounting rules of Statement of Position 90-7 (Financial Reporting by Entities in Reorganization under the Bankruptcy Code) require that the benefit be recorded in equity rather than in the income statement.

9.	Litigation and Contingent Liabilities

The Company was a defendant in a complaint entitled Pratt v. WestPoint Stevens Inc., et al., alleging that the Company and other named and unnamed defendants (including two named employees of the Company) had harmed the six named plaintiffs and caused property damage under various common law tort claims including: nuisance, trespass, negligence, wantonness and strict liability. The claims were based upon routine discharges of wastewater from the Company’s Opelika Finishing Plant and the Plaintiffs sought an unspecified amount in compensatory and punitive damages. The parties settled the case for an immaterial amount in the third quarter of 2002.

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

WESTPOINT STEVENS INC.

Notes To Condensed Consolidated Financial Statements (continued)
(Unaudited)

9.	Litigation and Contingent Liabilities—Continued

The Complaints assert claims against all Defendants under § 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and against the Company and Defendant Green as “controlling persons” under § 20(a) of the Exchange Act. The actions were consolidated by Order dated January 25, 2002. Pursuant to court order the Plaintiffs filed a Consolidated Amended Complaint. The Company and individual Defendants moved for dismissal of that complaint on June 4, 2002.

The Company believes that the allegations are without merit and intends to contest the action vigorously, on behalf of itself and its officers and directors.

On March 11, 2002, a shareholder derivative action, entitled Gordon Clark v. Holcombe T. Green, Jr., et al., was filed against certain of the Company’s directors and officers in the Superior Court of Fulton County, Georgia. The Complaint alleges that the named individuals breached their fiduciary duties by acting in bad faith and wasting corporate assets. The Complaint also asserts claims under Georgia Code Ann. §§ 14-2-740 to 14-2-747, and 14-2-831. The claims are based on the same or similar facts as are alleged in the Geller action. By agreement of the parties the answers to the Complaint will not be due until Defendants’ Motion to Dismiss, filed in the Geller action, is resolved by the United States District Court.

On July 1, 2002, a shareholder derivative action, entitled John Hemmer v. Holcombe T. Green, Jr., et al., was filed against Mr. Green and certain of the Company’s other directors in the Court of Chancery in the State of Delaware in and for New Castle County. The Complaint alleges that the named individuals breached their fiduciary duties and knowingly or recklessly failed to exercise oversight responsibilities to ensure the integrity of the Company’s financial reporting. The Complaint also asserts that certain of the named individuals used proprietary Company information in selling or pledging Company stock at inflated prices for their benefit. The claims are based on the same or similar facts as are alleged in the Geller action. By agreement of the parties the answers to the Complaint will not be due until Defendants’ Motion to Dismiss, filed in the Geller action, is resolved by the United States District Court.

On March 21, 2002, an Adversary Complaint of Debtors and Debtors in Possession Against WestPoint Stevens Inc. was filed by Pillowtex, Inc., a Delaware corporation, et al., and Pillowtex Corporation, et al., against the Company in the United States Bankruptcy Court for the District of Delaware. Pillowtex Corporation and its related and affiliated companies (“Pillowtex”) as Debtors and Debtors in Possession allege breach of a postpetition contract (the “Sale Agreement”) dated January 31, 2001, among Pillowtex, Ralph Lauren Home Collection, Inc. (“RLH”) and Polo Ralph Lauren Corporation (“PRLC”) collectively referred to as “Ralph Lauren”, and the Company. Pillowtex alleges that the Company refused to perform its purchase obligation under the Sales Agreement and is liable to it for $4,800,000 plus potentially significant other consequential damages. The Company believes that the complaint is without merit and intends to contest the action vigorously.

WESTPOINT STEVENS INC.

Notes To Condensed Consolidated Financial Statements (continued)
(Unaudited)

9.	Litigation and Contingent Liabilities—Continued

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

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2000 Restructuring and Impairment Charge:

Second Quarter	$87.9	$4.6	$3.4	$95.9

Third Quarter	—	5.8	0.3	6.1

Fourth Quarter	2.6	4.3	0.3	7.2

Total 2000 Charge	90.5	14.7	4.0	109.2

2001 Restructuring and Impairment Charge:

First Quarter	—	5.0	—	5.0

Fourth Quarter	—	2.0	(2.0)	—

Total 2001 Charge	—	7.0	(2.0)	5.0

Writedown Assets to Net Recoverable Value	(90.5)	—	—	(90.5)

2000 Cash Payments	—	(4.7)	(0.3)	(5.0)

2001 Cash Payments	—	(15.0)	(0.1)	(15.1)

2002 Cash Payments	—	(0.6)	—	(0.6)

Balance at June 30, 2002	$—	$1.4	$1.6	$3.0

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

Results of Operations: Three and Six Months Ended June 30, 2002

The table below is a summary of the Company’s operating results for the three and six months ended June 30, 2002 and June 30, 2001 (in millions of dollars).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net sales	$449.6	$401.7	$884.7	$820.3

Gross earnings	$103.8	$71.7	$211.6	$161.4

Restructuring and impairment charge	—	—	—	$5.0

Operating earnings	$38.2	$7.9	$77.1	$28.5

Interest expense	$33.4	$34.3	$66.7	$68.5

Other expense-net	$1.7	$0.9	$4.1	$4.3

Income (loss) from operations before taxes	$3.1	$(27.3)	$6.3	$(44.3)

Income (loss) from operations	$2.0	$(17.5)	$4.0	$(28.4)

Gross margin	23.1%	17.9%	23.9%	19.7%

Operating margin	8.5%	2.0%	8.7%	3.5%

WESTPOINT STEVENS INC.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Results of Operations: Three Months Ended June 30, 2002

Net Sales. Net sales for the three months ended June 30, 2002 increased $47.9 million, or 11.9% to $449.6 million compared with net sales of $401.7 million for the three months ended June 30, 2001. Increases in sales across all product categories, especially basic bedding products and other bedding accessories and towels, led to the improved sales performance.

For the three months ended June 30, 2002, bed products sales were $251.3 million compared with $218.4 million last year; bath products sales were $150.5 million compared with $133.0 million last year; and other sales (consisting primarily of sales from the Company’s retail stores and foreign operations) were $47.7 million compared with $50.3 million last year.

Gross Earnings/Margins. Gross earnings for the three months ended June 30, 2002 increased $26.3 million, or 34.0%, to $103.8 million compared with $77.5 million for the same period of 2001, excluding charges associated with the Eight-Point Plan, and reflect gross margins of 23.1% in 2002 versus 19.3% in 2001. Gross earnings and margins increased primarily as a result of lower raw material costs, improved manufacturing efficiencies, and a more profitable mix of revenues. Included in the cost of goods sold in the second quarter of 2001 are charges associated with the Eight- Point Plan of $5.7 million, the majority of which reflects costs for equipment relocation and unabsorbed overhead due to reduced running schedules. Including the charges, gross earnings for the three months ended June 30, 2002 increased $32.1 million, or 44.7%, to $103.8 million compared with $71.7 million for the same period of 2001.

Operating Earnings/Margins. Selling, general and administrative expenses increased $1.8 million, or 2.8%, in the second quarter of 2002 compared with the same period of last year, but as a percentage of net sales decreased to 14.6% in the 2002 period compared with 15.9% in the 2001 period. The increase in selling, general and administrative expenses in the second quarter of 2002 reflected higher revenues for the period.

Before charges associated with the Eight-Point Plan, operating earnings for the second quarter of 2002 increased 179.5% to $38.2 million, or 8.5% of sales, compared with operating earnings of $13.7 million, or 3.4% of sales, for the same period in 2001. Including the charges, operating earnings for the three months ended June 30, 2002 increased $30.3 million to $38.2 million compared with $7.9 million for the same period of 2001.

Interest Expense. Interest expense for the three months ended June 30, 2002 of $33.4 million decreased $0.9 million compared with interest expense of $34.3 million for the three months ended June 30, 2001. The decrease was due primarily to lower interest rates on the Company’s variable rate bank debt for 2002 compared with corresponding 2001 average interest rate levels.

WESTPOINT STEVENS INC.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Results of Operations: Three Months Ended June 30, 2002—Continued

Other Expense - Net. Other expense - net in the second quarter of 2002 consisted primarily of the amortization of deferred financing fees of $2.3 million, less certain miscellaneous income items. Other expense - net in the second quarter of 2001 of $0.9 million consisted primarily of the amortization of deferred financing fees of $1.2 million, less certain miscellaneous income items.

Income Tax Expense. The Company’s effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

Net Income. Net income, before charges associated with the Eight-Point Plan, increased $15.8 million, to $2.0 million, or $0.04 per share diluted, from a net loss of $13.8 million, or a loss of $0.28 per share diluted, in the same period of last year. After the charges, net income for the second quarter of 2002 was $2.0 million, or $0.04 per share diluted, compared with a loss of $17.5 million, or a loss of $0.35 per share diluted, for the same period of last year.

Diluted per share amounts are based on 49.7 million and 49.6 million average shares outstanding for 2002 and 2001, respectively.

Results of Operations: Six Months Ended June 30, 2002

Net Sales. Net sales for the six months ended June 30, 2002, increased 7.9% or $64.4 million to $884.7 million compared with $820.3 million a year ago. Sales increased in all product categories and more than offset declines in the Company’s retail stores division and international sales.

For the six months ended June 30, 2002, bed products sales were $517.4 million compared with $451.4 million last year, bath products sales were $271.4 million compared with $267.4 million last year and other sales (consisting primarily of sales from the Company’s retail stores and foreign operations) were $95.9 million compared with $101.4 million last year.

Gross Earnings/Margins. Excluding charges associated with the Eight-Point Plan, gross earnings for the six months ended June 30, 2002 increased $40.4 million or 23.6%, to $211.6 million compared with $171.2 million for the same period of 2001 and reflect gross margins of 23.9% for the 2002 period versus 20.9% for the 2001 period. Gross earnings and margins increased as a result of lower raw material costs, improved manufacturing efficiencies, and a more profitable mix of revenues. Included in the cost of goods sold in the first six months of 2001 are charges associated with the Eight-Point Plan of $9.7 million, the majority of which reflected equipment relocation costs. Including the charges, gross earnings for the six months ended June 30, 2002 increased $50.2 million, or 31.1% to $211.6 million compared with $161.4 million for the same period of 2001.

WESTPOINT STEVENS INC.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Results of Operations: Six Months Ended June 30, 2002—Continued

Operating Earnings/Margins. Selling, general and administrative expenses increased $6.6 million or 5.2%, in the first six months of 2002 compared with the same period of last year, and as a percentage of net sales represent 15.2% in the 2002 period versus 15.6% in the 2001 period. The increase in selling, general and administrative expenses in the first six months of 2002 was primarily due to increased reserves for bad debt expense of $5.0 million the majority of which was associated with the bankruptcy filing of Kmart.

Before charges associated with the Eight-Point Plan, operating earnings for the first six months of 2002 increased 78.1% to $77.1 million or 8.7% of sales, compared with operating earnings of $43.3 million, or 5.3% of sales for the same period in 2001. This increase reflected increased sales, decreased raw material costs, improved manufacturing efficiencies, and a more profitable mix of revenues. Including the charges, operating earnings for the six months ended June 30, 2002 increased $48.5 million, or 170.1%, to $77.1 million compared with $28.5 million for the same period of 2001.

Interest Expense. Interest expense for the six months ended June 30, 2002 of $66.7 million decreased $1.8 million compared with interest expense of $68.5 million for the six months ended June 30, 2001. The decrease was due primarily to lower interest rates on the Company’s variable rate bank debt in the first six months of 2002 compared with 2001.

Other Expense - Net. Other expense - net in the first six months of 2002 consisted primarily of the amortization of deferred financing fees of $4.6 million, less certain miscellaneous income items. For the first six months of 2001, other expense - net of $4.3 million includes a $2.3 million charge for cotton derivatives in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and also includes the amortization of deferred financing fees of $2.2 million, less certain miscellaneous income items.

Income Tax Expense. The Company’s effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

Net Income. Net income, before charges associated with the Eight-Point Plan, increased $23.0 million to $4.0 million, or $0.08 per share diluted, from a net loss of $19.0 million, or a loss of $0.38 per share diluted, in the same period of last year. After the charges, the net loss for the first six months of 2001 was $28.4 million, or a loss of $0.57 per share diluted.

Diluted per share amounts are based on 49.7 million and 49.6 million average shares outstanding for the 2002 and 2001 periods, respectively.

WESTPOINT STEVENS INC.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Results of Operations: Three and Six Months Ended June 30, 2002—Continued

Effects of Inflation

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are expected to be cash from its operations and funds available under the Senior Credit Facility. At August 2, 2002, the maximum commitment under the Senior Credit Facility was $717.5 million and the Company had unused borrowing availability under the Senior Credit Facility totaling $153.6 million. The Senior Credit Facility contains covenants, which, among other things, limit indebtedness and require the maintenance of certain financial ratios, minimum EBITDA and minimum net worth (as defined). The Senior Credit Facility provides for a $25.0 million reduction in the revolver commitment on each of the following dates: November 1, 2002, February 1, 2003, August 1, 2003 and November 1, 2003 and further provides for a $17.5 million reduction in the revolver commitment on February 1, 2004 at which time the revolver commitment will be $600.0 million. The Senior Credit Facility further provides that any increase in the Trade Receivables Program above the current $160.0 million limit, up to a $200.0 million limit, would reduce the revolver commitment under the Senior Credit Facility by a similar amount.

On January 22, 2002, Kmart Corporation filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code. Kmart Corporation subsequently received approval of its debtor-in-possession financing and is currently working towards a restructuring and emergence from Chapter 11 in 2003. In conjunction with the restructuring, Kmart Corporation announced the closing of 284 retail store locations. This represents roughly 13% of its total store base. The Company has reviewed its sales and profit projections for Kmart Corporation for 2002 and believes that the recent Chapter 11 filing for bankruptcy protection by Kmart Corporation will not have a material adverse effect on the Company’s future operations. If Kmart’s financial condition should deteriorate further, the impact to the Company could become more significant.

At June 30, 2002, the Company was in compliance with all its covenants under the Senior Credit Facility and Second-Lien Facility, and based on management’s projections of 2002 results expects to remain in compliance with all the covenants under its credit agreements. If market conditions should deteriorate resulting in a lowering of management’s projections for 2002, issues could arise as to compliance with covenants under its credit agreements.

WESTPOINT STEVENS INC.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Results of Operations: Three and Six Months Ended June 30, 2002—Continued

Liquidity and Capital Resources—Continued

The Company’s principal uses of cash for the next several years will be operating expenses, capital expenditures and debt service requirements related primarily to interest payments. The Company spent approximately $60.5 million in 2001 on capital expenditures and intends to invest approximately $50.0 million in 2002. The Senior Credit Facility does not permit cash dividends.

The Board of Directors has approved the purchase of up to 27 million shares of the Company’s common stock, subject to the Company’s debt limitations. At June 30, 2002, approximately 3.6 million shares remained to be purchased under these programs. The Senior Credit Facility does not permit stock repurchases.

The Company, through a “bankruptcy remote” receivables subsidiary, has a Trade Receivables Program that provides for the sale of accounts receivable on a revolving basis at rates more favorable than the Senior Credit Facility. In January 2002, the Company amended and extended the maturity date of its existing Trade Receivables Program with an independent issuer of receivables backed commercial paper until January 2003. Under the terms of the Trade Receivables Program, the Company has agreed to sell on an ongoing basis, and without recourse, an undivided ownership interest in its accounts receivable portfolio. The Company maintains the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The agreement permits the sale of up to $160.0 million of accounts receivable. The cost of the Trade Receivables Program is charged to selling expense in the accompanying Consolidated Statements of Operations and is estimated to total approximately $5.0 million in 2002, compared with $6.5 million in 2001. At June 30, 2002 and December 31, 2001, $130.6 million and $152.6 million, respectively, of accounts receivable had been sold pursuant to the Trade Receivables Programs and the sale is reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets.

Debt service requirements for interest payments in 2002 are estimated to total approximately $135.0 million (excluding amounts related to the Trade Receivables Program) compared with interest payments of $143.0 million in 2001. The Company’s long-term indebtedness has no scheduled principal reduction requirements during 2002.

Management believes that cash from the Company’s operations and borrowings under its credit agreements will provide the funding necessary to meet the Company’s anticipated requirements for capital expenditures, operating expenses and to enable it to meet its anticipated debt service requirements.

WESTPOINT STEVENS INC.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company was a defendant in a complaint entitled Pratt v. WestPoint Stevens Inc., et al., alleging that the Company and other named and unnamed defendants (including two named employees of the Company) had harmed the six named plaintiffs and caused property damage under various common law tort claims including: nuisance, trespass, negligence, wantonness and strict liability. The claims were based upon routine discharges of wastewater from the Company’s Opelika Finishing Plant and the Plaintiffs sought an unspecified amount in compensatory and punitive damages. The parties settled the case for an immaterial amount in the third quarter of 2002.

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

The Complaints assert claims against all Defendants under § 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and against the Company and Defendant Green as “controlling persons” under § 20(a) of the Exchange Act. The actions were consolidated by Order dated January 25, 2002. Pursuant to court order the Plaintiffs filed a Consolidated Amended Complaint. The Company and individual Defendants moved for dismissal of that complaint on June 4, 2002.

The Company believes that the allegations are without merit and intends to contest the action vigorously, on behalf of itself and its officers and directors.

On March 11, 2002, a shareholder derivative action, entitled Gordon Clark v. Holcombe T. Green, Jr., et al., was filed against certain of the Company’s directors and officers in the Superior Court of Fulton County, Georgia. The Complaint alleges that the named individuals breached their fiduciary duties by acting in bad faith and wasting corporate assets. The Complaint also asserts claims under Georgia Code Ann. §§ 14-2-740 to 14-2-747, and 14-2-831. The claims are based on the same or similar facts as are alleged in the Geller action. By agreement of the parties the answers to the Complaint will not be due until Defendants’ Motion to Dismiss, filed in the Geller action, is resolved by the United States District Court.

WESTPOINT STEVENS INC.

PART II - OTHER INFORMATION - Continued

Item 1. Legal Proceedings—Continued

On July 1, 2002, a shareholder derivative action, entitled John Hemmer v. Holcombe T. Green, Jr., et al., was filed against Mr. Green and certain of the Company’s other directors in the Court of Chancery in the State of Delaware in and for New Castle County. The Complaint alleges that the named individuals breached their fiduciary duties and knowingly or recklessly failed to exercise oversight responsibilities to ensure the integrity of the Company’s financial reporting. The Complaint also asserts that certain of the named individuals used proprietary Company information in selling or pledging Company stock at inflated prices for their benefit. The claims are based on the same or similar facts as are alleged in the Geller action. By agreement of the parties the answers to the Complaint will not be due until Defendants’ Motion to Dismiss, filed in the Geller action, is resolved by the United States District Court.

On March 21, 2002, an Adversary Complaint of Debtors and Debtors in Possession Against WestPoint Stevens Inc. was filed by Pillowtex, Inc., a Delaware corporation, et al., and Pillowtex Corporation, et al., against the Company in the United States Bankruptcy Court for the District of Delaware. Pillowtex Corporation and its related and affiliated companies (“Pillowtex”) as Debtors and Debtors in Possession allege breach of a postpetition contract (the “Sale Agreement”) dated January 31, 2001, among Pillowtex, Ralph Lauren Home Collection, Inc. (“RLH”) and Polo Ralph Lauren Corporation (“PRLC”) collectively referred to as “Ralph Lauren”, and the Company. Pillowtex alleges that the Company refused to perform its purchase obligation under the Sales Agreement and is liable to it for $4,800,000 plus potentially significant other consequential damages. The Company believes that the complaint is without merit and intends to contest the action vigorously.

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

PART II - OTHER INFORMATION - Continued

Item 1. Legal Proceedings—Continued

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

WESTPOINT STEVENS INC.

PART II — OTHER INFORMATION—Continued

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s 2002 Annual Meeting of Stockholders was held on May 8, 2002. At the 2002 Annual Meeting, the following matters were voted upon by the stockholders:

1.     Election of two directors to serve for a term of three years.

2.     Ratification of appointment of Ernst & Young LLP, independent certified public accountants, as auditors of the Company for fiscal 2002.

3.     Stockholder proposal regarding actions to ensure that the Company does not do business with suppliers who manufacture items or harvest raw materials using child labor.

The following is a table setting forth the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each of the above matters.

1.     Election of Director

		Authority
Nominee	For	Withheld

M. L. “Chip” Fontenot	37,473,310	241,094

Joseph R. Gladden, Jr.	37,489,850	224,554

2.     Appointment of Ernst & Young LLP

For	Against	Abstain

37,487,107	157,357	69,940

3.     Stockholder Proposal Concerning Child Labor

For	Against	Abstain	Broker Non-Votes

2,930,844	27,049,702	304,253	7,429,605

WESTPOINT STEVENS INC.

PART II — OTHER INFORMATION—Continued

Item 6. Exhibits and Reports on Form 8-K

a.)

Exhibit
Number	Description of Exhibit

10.1	Separation Agreement and General Release dated as of March 20, 2002, between WestPoint Stevens Inc. and Lanny Bledsoe as ratified and approved by the Compensation Committee of the Board of Directors of WestPoint Stevens Inc. on April 3, 2002.

b.) No report on Form 8-K was filed by the Company during the quarter ended June 30, 2002.

WESTPOINT STEVENS INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTPOINT STEVENS INC. Registrant

/s/ L. Dupuy Sears L. Dupuy Sears Senior Vice President-Finance and Chief Financial Officer

Date: August 14, 2002

WESTPOINT STEVENS INC.

EXHIBIT INDEX

EXHIBIT		PAGE
NUMBER		NUMBER

10.1	Separation Agreement and General Release dated As of March 20, 2002, between WestPoint Stevens Inc. and Lanny Bledsoe as ratified and approved by the Compensation Committee and the Board of Directors of WestPoint Stevens Inc. on April 3, 2002.