Form 10-Q
period 2002-09-30
WESTPOINT STEVENS INC
filed 2002-11-14
CIK 852952

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes X	No

Common shares outstanding at November 1, 2002: 49,650,657 shares of Common Stock, $.01 par value.

INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets: September 30, 2002 (Unaudited) and December 31, 2001	3

	Condensed Consolidated Statements of Operations (Unaudited); Three and Nine Months Ended September 30, 2002 and September 30, 2001	4

	Condensed Consolidated Statements of Cash Flows (Unaudited); Nine Months Ended September 30, 2002 and September 30, 2001	5

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited); Nine Months Ended September 30, 2002	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7-17

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-28

	Item 4. Controls and Procedures	29

PART II.	OTHER INFORMATION

	Item 1. Legal Proceedings	30-32

	Item 6. Exhibits and Reports on Form 8-K	33

PART I.     FINANCIAL INFORMATION
Item 1.       Financial Statements

WESTPOINT STEVENS INC.
Condensed Consolidated Balance Sheets
(In thousands)

	September 30,	December 31,
	2002	2001

	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,642	$3,170
Accounts receivable	116,389	105,136
Inventories	432,584	397,192
Prepaid expenses and other current assets	34,447	29,613

Total current assets	587,062	535,111

Property, Plant and Equipment, net	714,926	749,326

Other Assets
Deferred financing fees	27,717	32,879
Other assets	4,007	4,243
Goodwill	46,298	47,288

	$1,380,010	$1,368,847

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Senior Credit Facility	$84,895	$107,501
Accrued interest payable	31,540	3,856
Accounts payable	67,511	67,218
Other accrued liabilities	139,323	114,466

Total current liabilities	323,269	293,041

Long-Term Debt	1,565,000	1,565,000

Noncurrent Liabilities
Deferred income taxes	170,749	182,822
Pension and other liabilities	97,919	106,351

Total noncurrent liabilities	268,668	289,173

Stockholders’ Equity (Deficit)	(776,927)	(778,367)

	$1,380,010	$1,368,847

See accompanying notes

WESTPOINT STEVENS INC.

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales	$460,454	$513,065	$1,345,170	$1,333,337
Cost of goods sold	374,675	395,093	1,047,818	1,053,949

Gross earnings	85,779	117,972	297,352	279,388

Selling, general and administrative expenses	70,602	64,962	205,115	192,838
Restructuring and impairment charge	5,872	—	5,872	5,008

Operating earnings	9,305	53,010	86,365	81,542

Interest expense	33,735	37,789	100,450	106,322
Other expense-net	1,519	9,513	5,598	13,804

Income (loss) before income tax expense (benefit)	(25,949)	5,708	(19,683)	(38,584)
Income tax expense (benefit)	(9,340)	2,080	(7,085)	(13,815)

Net income (loss)	$(16,609)	$3,628	$(12,598)	$(24,769)

Basic net income (loss) per common share	$(.33)	$.07	$(.25)	$(.50)

Diluted net income (loss) per common share	$(.33)	$.07	$(.25)	$(.50)

Basic average common shares outstanding	49,671	49,624	49,662	49,592
Dilutive effect of stock options and stock bonus plan	—	—	—	—

Diluted average common shares outstanding	49,671	49,624	49,662	49,592

See accompanying notes

WESTPOINT STEVENS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(12,598)	$(24,769)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and other amortization	61,510	62,486
Deferred income taxes	(842)	(10,142)
Changes in working capital	(3,113)	(63,596)
Other-net	(3,093)	7,389
Non-cash component of restructuring and impairment charge	4,315	—

Net cash provided by (used for) operating activities	46,179	(28,632)

Cash flows from investing activities:
Capital expenditures	(32,035)	(47,193)
Net proceeds from sale of assets	1,534	1,057
Purchase of business	—	(8,363)

Net cash used for investing activities	(30,501)	(54,499)

Cash flows from financing activities:
Senior Credit Facility:
Borrowings	614,197	967,117
Repayments	(636,803)	(1,048,090)
Trade Receivables Program	7,400	20,000
Cash dividends paid	—	(2,015)
Proceeds from Second-Lien Facility	—	165,000
Fees associated with refinancing	—	(15,701)

Net cash provided by (used for) financing activities	(15,206)	86,311

Net increase in cash and cash equivalents	472	3,180
Cash and cash equivalents at beginning of period	3,170	167

Cash and cash equivalents at end of period	$3,642	$3,347

See accompanying notes

WESTPOINT STEVENS INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)
(In thousands)

		Common
		Stock
		and Capital
		in				Accumulated
		Excess of	Treasury Stock			Other
	Common	Par			Accumulated	Comprehensive	Unearned
	Shares	Value	Shares	Amount	Deficit	Income (Loss)	Compensation	Total

Balance, January 1, 2002	71,100	$395,903	(21,529)	$(418,781)	$(680,789)	$(69,386)	$(5,314)	$(778,367)
Comprehensive income (loss):
Net loss	—	—	—	—	(12,598)	—	—	(12,598)
Foreign currency translation adjustment						(1,543)		(1,543)
Cash flow hedges:
Net derivative gains, net of tax expense						480		480

Comprehensive loss								(13,661)

Issuance of stock pursuant to Stock Bonus Plan including tax expense	—	822	72	765	—	—	—	1,587
Issuance of Restricted Stock		(25)	6	42	—	—	(17)	—
Amortization of compensation	—	—	—	—	—	—	1,418	1,418
Net operating loss benefit	—	12,300	—	—	—	—	—	12,300
Stock dividends pursuant to Stock Bonus Plan	—	—	—	—	(204)	—	—	(204)

Balance, September 30, 2002	71,100	$409,000	(21,451)	$(417,974)	$(693,591)	$(70,449)	$(3,913)	$(776,927)

See accompanying notes

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for WestPoint Stevens Inc. (the “Company”) for the year ended December 31, 2001.

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

Inventories consisted of the following at September 30, 2002 and December 31, 2001 (in thousands of dollars):

	September 30,	December 31,
	2002	2001

Finished goods	$193,126	$176,043
Work in process	186,169	170,854
Raw materials and supplies	53,289	50,295
LIFO reserve	—	—

	$432,584	$397,192

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

3.   Indebtedness and Financial Arrangements

Indebtedness is as follows (in thousands of dollars):

	September 30,	December 31,
	2002	2001

Short-term indebtedness:
Senior Credit Facility	$84,895	$107,501

Long-term indebtedness:
Senior Credit Facility	$400,000	$400,000
7.875% Senior Notes due 2005	525,000	525,000
7.875% Senior Notes due 2008	475,000	475,000
Second-Lien Facility	165,000	165,000

	$1,565,000	$1,565,000

The Company has included $400 million of the Senior Credit Facility in long-term debt at September 30, 2002 because the Company intends that at least that amount would remain outstanding during the next twelve months.

In the third quarter of 2002, the Company’s Senior Credit Facility and Second-Lien Facility were amended primarily to permit certain restructuring, impairment and other charges, and to modify certain financial ratios and the minimum EBITDA covenant. The Senior Credit Facility amendment also modified the scheduled $25 million reduction in the revolver commitment date from November 1, 2002 to September 20, 2002 with no change to the remaining scheduled commitment reduction dates. At the option of the Company, interest under the Senior Credit Facility will be payable monthly, either at the prime rate plus 2.75% or at LIBOR plus 4.5%.

At September 30, 2002 and December 31, 2001, $160.0 million and $152.6 million, respectively, of accounts receivable had been sold pursuant to a trade receivables program (the “Trade Receivables Program”) and the sale is reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets. In January 2002, the Company amended and extended the maturity date of its existing Trade Receivables Program with an independent issuer of receivables backed commercial paper until January 2003.

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

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2000 Restructuring and Impairment Charge:
Second Quarter	$87.9	$4.6	$3.4	$95.9
Third Quarter	—	5.8	0.3	6.1
Fourth Quarter	2.6	4.3	0.3	7.2

Total 2000 Charge	90.5	14.7	4.0	109.2

2001 Restructuring and Impairment Charge:
First Quarter	—	5.0	—	5.0
Fourth Quarter	—	2.0	(2.0)	—

Total 2001 Charge	—	7.0	(2.0)	5.0

Writedown Assets to Net Recoverable Value	(90.5)	—	—	(90.5)
2000 Cash Payments	—	(4.7)	(0.3)	(5.0)
2001 Cash Payments	—	(15.0)	(0.1)	(15.1)
2002 Cash Payments	—	(0.6)	—	(0.6)

Balance at September 30, 2002	$—	$1.4	$1.6	$3.0

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

On September 20, 2002, the Company announced that its Board of Directors had approved additional restructuring initiatives to increase asset utilization, lower manufacturing costs and increase cash flow and profitability through reallocation of production assets from bath products to basic bedding products and through rationalization of its retail stores division. The Company expects the restructuring initiatives to result in a $36.5 million pretax charge for restructuring, impairment and other charges. Approximately $20 million of the pretax charge is expected to be non-cash items. The charges for the restructuring initiatives began in the third quarter of 2002 and will continue throughout 2003.

As a result of the restructuring initiatives in the third quarter of 2002, the Company announced the closure of its Rosemary (NC) towel finishing facility and the conversion of its Rosemary (NC) towel fabrication and distribution facilities to basic bedding facilities. The Company also announced the closure of two retail stores. Closure of other retail stores and other facilities will be announced in future periods.

The cost of the manufacturing and retail store rationalization and certain overhead reduction costs were reflected in a restructuring and impairment charge of $5.9 million, before taxes, in the third quarter of 2002. The components of the restructuring and impairment charge included $4.3 million for the impairment of fixed assets and $1.6 million in reserves to cover cash expenses related to severance benefits.

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

4.   Restructuring, Impairment and Other Charges—Continued

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2002 Restructuring and Impairment Charge:
Third Quarter	$4.3	$1.6	—	$5.9

Writedown Assets to Net Recoverable Value	(4.3)	—	—	(4.3)
2002 Cash Payments	—	(1.0)	—	(1.0)

Balance at September 30, 2002	$—	$0.6	—	$0.6

During the third quarter of 2002, other costs of the restructuring initiatives of $10.2 million, before taxes, were recognized consisting of inventory writedowns primarily related to the rationalization of its retail store division, all reflected in cost of goods sold.

5.   Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income (loss)	$(16,609)	$3,628	$(12,598)	$(24,769)
Foreign currency translation adjustment	(478)	(1,103)	(1,543)	(376)
Gain (loss) on derivative instruments, net of tax:
Cumulative effect of adopting Statement No. 133	—	—	—	(968)
Net changes in fair value of derivatives	(1,757)	(2,342)	(29)	(18,035)
Net (gains) losses reclassified from other comprehensive income into earnings	210	7,340	509	11,548

Comprehensive income (loss)	$(18,634)	$7,523	$(13,661)	$(32,600)

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

6.   Deferred Financing Fees

Included in “Other expense-net” in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 is the amortization of deferred financing fees of $2.3 million and $6.9 million, respectively, compared with $2.2 million and $4.4 million, respectively, for the three and nine months ended September 30, 2001.

7.   Recently Adopted Accounting Standards

Effective January 1, 2002, the Company adopted the requirements of Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. During the third quarter and first nine months of 2001, amortization of goodwill was $0.2 million and $0.6 million after taxes, respectively. Excluding the impact of goodwill amortization, the net income (loss) for the third quarter and first nine months of 2001 would have been $3.8 million, or $0.08 per share diluted, and $(24.1) million, or $(0.49) per share diluted, respectively.

The Company applied Statement 142 beginning in the first quarter of 2002. The Company is required to test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In accordance with Statement 142, the Company was required to perform the first step of the required January 1, 2002 impairment test of goodwill by June 30, 2002. The Company has completed the transitional goodwill impairment test required and determined that there currently is no impairment to its recorded goodwill balances. The Company will perform the required annual goodwill impairment test during the fourth quarter.

In September 2002, the Company adopted the requirements of Statements of Financial Accounting Standards No. 146, Costs Associated with Disposal Activities. Statement 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. An entity’s commitment to a plan does not, by itself, create an obligation that meets the definition of a liability.

The adoption of Statement 146 did not have a material impact on the Company’s financial statements.

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

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (continued)
(Unaudited)

9.   Litigation and Contingent Liabilities—Continued

The Company has been named as a defendant in two separate purported class action suits seeking reparation for the historic enslavement of African Americans in the United States. Eddlee Bankhead vs. Lloyd’s of London, et al. was filed on September 3, 2002, in the United States District Court for the Southern District of New York. Timothy Hurdle and Chester Hurdle vs. FleetBoston Financial Corporation, et al. was initially filed in the California Superior Court for San Francisco County on September 10, 2002, but has since been removed to the United States District Court California Northern District (San Francisco). The factual basis for both suits is the claim that the defendants profited from the slave labor of the plaintiff classes’ ancestors prior to 1865 and, specifically, that Pepperell Manufacturing, predecessor to WestPoint Stevens Inc., utilized cotton from southern planters who in turn purchased finished product to clothe their slaves. The California suit alleges that such practices amount to an “unfair business practice” in violation of the California Business and Professional Code.

The purported class includes all descendants of African American slaves. The relief sought includes an accounting, the appointment of an independent historical commission, imposition of a constructive trust, restitution of the value of slave labor and defendants’ unjust enrichment, disgorgement of illicit profits and compensatory and punitive damages.

The Company has not yet been served in either action but believes that the Complaints are without merit and intends to contest the actions vigorously.

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

WESTPOINT STEVENS INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Senior Credit Facility and Second-Lien Facility

In the third quarter of 2002, the Company’s Senior Credit Facility and Second-Lien Facility were amended primarily to permit certain restructuring, impairment and other charges, and to modify certain financial ratios and the minimum EBITDA covenant. The Senior Credit Facility amendment also modified the scheduled $25 million reduction in the revolver commitment date from November 1, 2002 to September 20, 2002 with no change to the remaining scheduled commitment reduction dates. At the option of the Company, interest under the Senior Credit Facility will be payable monthly, either at the prime rate plus 2.75% or at LIBOR plus 4.5%.

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

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2000 Restructuring and Impairment Charge:
Second Quarter	$87.9	$4.6	$3.4	$95.9
Third Quarter	—	5.8	0.3	6.1
Fourth Quarter	2.6	4.3	0.3	7.2

Total 2000 Charge	90.5	14.7	4.0	109.2

2001 Restructuring and Impairment Charge:
First Quarter	—	5.0	—	5.0
Fourth Quarter	—	2.0	(2.0)	—

Total 2001 Charge	—	7.0	(2.0)	5.0

Writedown Assets to Net Recoverable Value	(90.5)	—	—	(90.5)
2000 Cash Payments	—	(4.7)	(0.3)	(5.0)
2001 Cash Payments	—	(15.0)	(0.1)	(15.1)
2002 Cash Payments	—	(0.6)	—	(0.6)

Balance at September 30, 2002	$—	$1.4	$1.6	$3.0

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

On September 20, 2002, the Company announced that its Board of Directors had approved additional restructuring initiatives to increase asset utilization, lower manufacturing costs and increase cash flow and profitability through reallocation of production assets from bath products to basic bedding products and through rationalization of its retail stores division. The Company expects the restructuring initiatives to result in a $36.5 million pretax charge for restructuring, impairment and other charges. Approximately $20 million of the pretax charge is expected to be non-cash items with annual pretax savings estimated at $10 million once the restructuring initiatives are fully implemented. The charges for the restructuring initiatives began in the third quarter of 2002 and will continue throughout 2003.

As a result of the restructuring initiatives in the third quarter of 2002, the Company announced the closure of its Rosemary (NC) towel finishing facility and the conversion of its Rosemary (NC) towel fabrication and distribution facilities to basic bedding facilities. The Company also announced the closure of two retail stores. Closure of other retail stores and other facilities will be announced in future periods.

The cost of the manufacturing and retail store rationalization and certain overhead reduction costs were reflected in a restructuring and impairment charge of $5.9 million, before taxes, in the third quarter of 2002. The components of the restructuring and impairment charge included $4.3 million for the impairment of fixed assets and $1.6 million in reserves to cover cash expenses related to severance benefits.

WESTPOINT STEVENS INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Impairment, Restructuring and Other Charges—Continued

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2002 Restructuring and Impairment Charge:
Third Quarter	$4.3	$1.6	—	$5.9

Writedown Assets to Net Recoverable Value	(4.3)	—	—	(4.3)
2002 Cash Payments	—	(1.0)	—	(1.0)

Balance at September 30, 2002	$—	$0.6	—	$0.6

During the third quarter of 2002, other costs of the restructuring initiatives of $10.2 million, before taxes, were recognized consisting of inventory writedowns primarily related to the rationalization of its retail store division, all reflected in cost of goods sold.

WESTPOINT STEVENS INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Results of Operations: Three and Nine Months Ended September 30, 2002

The table below is a summary of the Company’s operating results for the three and nine months ended September 30, 2002 and September 30, 2001 (in millions of dollars).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales	$460.5	$513.1	$1,345.2	$1,333.3

Gross earnings	$85.8	$118.0	$297.4	$279.4

Restructuring and impairment charge	$5.9	—	$5.9	$5.0

Operating earnings	$9.3	$53.0	$86.4	$81.5

Interest expense	$33.7	$37.8	$100.5	$106.3

Other expense-net	$1.5	$9.5	$5.6	$13.8

Income (loss) from operations before taxes	$(26.0)	$5.7	$(19.7)	$(38.6)

Income (loss) from operations	$(16.6)	$3.6	$(12.6)	$(24.8)

Gross margin	18.6%	23.0%	22.1%	21.0%

Operating margin	2.0%	10.3%	6.4%	6.1%

WESTPOINT STEVENS INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Results of Operations: Three Months Ended September 30, 2002

Net Sales. Net sales for the three months ended September 30, 2002 decreased $52.6 million, or 10.3% to $460.5 million compared with net sales of $513.1 million for the three months ended September 30, 2001. Decreases in sales across all product categories led to the reduced sales performance.

For the three months ended September 30, 2002, bed products sales were $266.5 million compared with $315.4 million last year; bath products sales were $137.7 million compared with $141.3 million last year; and other sales (consisting primarily of sales from the Company’s retail stores and foreign operations) were $56.3 million compared with $56.4 million last year.

Gross Earnings/Margins. Gross earnings for the three months ended September 30, 2002 excluding restructuring initiative charges decreased $24.7 million, or 20.5%, to $96.0 million compared with $120.7 million for the same period of 2001, and reflect gross margins of 20.8% in 2002 versus 23.5% in 2001. Gross earnings and margins decreased primarily as a result of reduced sales, increased promotional activity, reduced production efficiencies and under-absorbed overhead due to production curtailment that more than offset lower raw material costs. Included in the cost of goods sold in the third quarter of 2002 are restructuring initiative charges of $10.2 million, the majority of which reflects inventory adjustments for planned retail store closings. In the third quarter of 2001 cost of goods sold included $2.7 million in costs associated with the Eight-Point Plan primarily for equipment relocation. Including the charges, gross earnings for the three months ended September 30, 2002 decreased $32.2 million, or 27.3%, to $85.8 million compared with $118.0 million for the same period of 2001.

Operating Earnings/Margins. Selling, general and administrative expenses increased $5.6 million, or 8.7%, in the third quarter of 2002 compared with the same period of last year, and as a percentage of net sales increased to 15.3% in the 2002 period compared with 12.7% in the 2001 period. The increase in selling, general and administrative expenses in the third quarter of 2002 reflected increased bad debt expense of $5.1 million associated with the Kmart Corporation Bankruptcy filing.

Before charges associated with recent restructuring initiatives and the Eight-Point Plan, operating earnings for the third quarter of 2002 decreased 54.5% to $25.4 million, or 5.5% of sales, compared with operating earnings of $55.7 million, or 10.9% of sales, for the same period in 2001. Including the charges, operating earnings for the three months ended September 30, 2002 decreased $43.7 million to $9.3 million compared with $53.0 million for the same period of 2001.

Interest Expense. Interest expense for the three months ended September 30, 2002 of $33.7 million decreased $4.1 million compared with interest expense of $37.8 million for the three months ended September 30, 2001. The decrease was due primarily to lower interest rates on the Company’s variable rate bank debt for 2002 compared with corresponding 2001 average interest rate levels.

WESTPOINT STEVENS INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Results of Operations: Three Months Ended September 30, 2002—Continued

Other Expense-Net. Other expense-net in the third quarter of 2002 of $1.5 million consisted primarily of the amortization of deferred financing fees of $2.3 million, less certain miscellaneous income items. Other expense-net in the third quarter of 2001 of $9.5 million consisted primarily of a $7.5 million non-cash charge to adjust to market value its basis in an unconsolidated limited liability corporation and the amortization of deferred financing fees of $2.2 million, less certain miscellaneous income items.

Income Tax Expense. The Company’s effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

Net Income. Net income, before charges associated with recent restructuring initiatives and the Eight-Point Plan, decreased $11.7 million, to a loss of $6.3 million, or $0.13 per share diluted, from net income of $5.4 million, or $0.11 per share diluted, in the same period of last year. After the charges, net income for the third quarter of 2002 was a loss of $16.6 million, or $0.33 per share diluted, compared with net income of $3.6 million, or $0.07 per share diluted, for the same period of last year.

Diluted per share amounts are based on 49.7 million and 49.6 million average shares outstanding for 2002 and 2001, respectively.

Results of Operations: Nine Months Ended September 30, 2002

Net Sales. Net sales for the nine months ended September 30, 2002, increased 0.9% or $11.8 million to $1,345.2 million compared with $1,333.3 million a year ago. Sales increased in all product categories except for sheets and more than offset declines in the Company’s retail stores division and international sales.

For the nine months ended September 30, 2002, bed products sales were $783.8 million compared with $766.8 million last year, bath products sales were $409.2 million compared with $408.7 million last year and other sales (consisting primarily of sales from the Company’s retail stores and foreign operations) were $152.2 million compared with $157.8 million last year.

WESTPOINT STEVENS INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Results of Operations: Nine Months Ended September 30, 2002—Continued

Gross Earnings/Margins. Excluding charges associated with recent restructuring initiatives and the Eight-Point Plan, gross earnings for the nine months ended September 30, 2002 increased $15.7 million or 5.4%, to $307.6 million compared with $291.8 million for the same period of 2001 and reflect gross margins of 22.9% for the 2002 period versus 21.9% for the 2001 period. Gross earnings and margins increased as a result of increased sales, lower raw material costs, and a more profitable mix of revenues. Included in the cost of goods sold in 2002 are charges associated with recent restructuring initiatives of $10.2 million, the majority of which reflects inventory adjustments for planned retail store closings. In the third quarter of 2001 cost of goods sold included charges associated with the Eight-Point Plan of $12.5 million, the majority of which reflected equipment relocation costs, severance and unabsorbed overhead. Including the charges, gross earnings for the nine months ended September 30, 2002 increased $18.0 million, or 6.4% to $297.4 million compared with $279.4 million for the same period of 2001.

Operating Earnings/Margins. Selling, general and administrative expenses increased $12.3 million or 6.4%, in the first nine months of 2002 compared with the same period of last year, and as a percentage of net sales represent 15.2% in the 2002 period versus 14.5% in the 2001 period. The increase in selling, general and administrative expenses in the first nine months of 2002 reflected increased bad debt expense of $10.6 million associated with the Kmart Corporation Bankruptcy filing.

Before charges associated with recent restructuring initiatives and the Eight-Point Plan, operating earnings for the first nine months of 2002 increased 3.5% to $102.4 million or 7.6% of sales, compared with operating earnings of $99.0 million, or 7.4% of sales for the same period in 2001. This increase reflected increased sales, decreased raw material costs, and a more profitable mix of revenues. Including the charges, operating earnings for the nine months ended September 30, 2002 increased $4.8 million, or 5.9%, to $86.4 million compared with $81.5 million for the same period of 2001.

Interest Expense. Interest expense for the nine months ended September 30, 2002 of $100.5 million decreased $5.9 million compared with interest expense of $106.3 million for the nine months ended September 30, 2001. The decrease was due primarily to lower interest rates on the Company’s variable rate bank debt in the first nine months of 2002 compared with 2001.

Other Expense-Net. Other expense-net in the first nine months of 2002 consisted primarily of the amortization of deferred financing fees of $6.9 million, less certain miscellaneous income items. For the first nine months of 2001, other expense-net of $13.8 million includes a $7.5 million non-cash charge to adjust to market value its basis in an unconsolidated limited liability corporation, a $2.3 million charge for cotton derivatives and the amortization of deferred financing fees of $4.4 million, less certain miscellaneous income items.

WESTPOINT STEVENS INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Results of Operations: Nine Months Ended September 30, 2002—Continued

Income Tax Expense. The Company’s effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

Net Income. Net income, before charges associated with the recent restructuring initiatives and the Eight-Point Plan, increased $11.3 million to a loss of $2.3 million, or $0.05 per share diluted, from a net loss of $13.6 million, or a loss of $0.27 per share diluted, in the same period of last year. After the charges, the net loss for the first nine months of 2002 was $12.6 million, or a loss of $0.25 per share diluted compared with a loss of $24.8 million, or a loss of $0.50 per diluted share for the year ago period.

Diluted per share amounts are based on 49.7 million and 49.6 million average shares outstanding for 2002 and 2001, respectively.

Effects of Inflation

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability.

Liquidity and Capital Resources

The Company’s principal sources of liquidity are expected to be cash from its operations and funds available under the Senior Credit Facility. At November 1, 2002, the maximum commitment under the Senior Credit Facility was $692.5 million and the Company had unused borrowing availability under the Senior Credit Facility totaling $208.2 million. The Senior Credit Facility contains covenants, which, among other things, limit indebtedness and require the maintenance of certain financial ratios, minimum EBITDA and minimum net worth (as defined). The Senior Credit Facility provides for a $25.0 million reduction in the revolver commitment on each of the following dates: February 1, 2003, August 1, 2003 and November 1, 2003 and further provides for a $17.5 million reduction in the revolver commitment on February 1, 2004 at which time the revolver commitment will be $600.0 million. The Senior Credit Facility further provides that any increase in the Trade Receivables Program above the current $160.0 million limit, up to a $200.0 million limit, would reduce the revolver commitment under the Senior Credit Facility by a similar amount.

WESTPOINT STEVENS INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Liquidity and Capital Resources—Continued

On January 22, 2002, Kmart Corporation filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Code. Kmart Corporation subsequently received approval of its debtor-in-possession financing and is currently working towards a restructuring and emergence from Chapter 11 in 2003. The Company has reviewed its sales and profit projections for Kmart Corporation for 2002 and believes that the recent Chapter 11 filing for bankruptcy protection by Kmart Corporation will not have a material adverse effect on the Company’s future operations. The Company continues to monitor the Kmart situation, and during 2002 has increased its bad debt reserves related to Kmart pre-petition receivables by $10.6 million. If Kmart’s financial condition should deteriorate further, the impact to the Company could become more significant.

At September 30, 2002, the Company was in compliance with all its covenants under the Senior Credit Facility and Second-Lien Facility, and based on management’s projections of 2002 results expects to remain in compliance with all the covenants under its credit agreements. If market conditions should deteriorate resulting in a lowering of management’s projections for 2002, issues could arise as to compliance with covenants under its credit agreements.

The Company’s principal uses of cash for the next several years will be operating expenses, capital expenditures and debt service requirements related primarily to interest payments. The Company spent approximately $60.5 million in 2001 on capital expenditures and intends to invest approximately $50.0 million in 2002. The Senior Credit Facility does not permit cash dividends.

The Board of Directors has approved the purchase of up to 27 million shares of the Company’s common stock, subject to the Company’s debt limitations. At September 30, 2002, approximately 3.6 million shares remained to be purchased under these programs. The Senior Credit Facility does not permit stock repurchases.

The Company, through a “bankruptcy remote” receivables subsidiary, has a Trade Receivables Program that provides for the sale of accounts receivable on a revolving basis at rates more favorable than the Senior Credit Facility. In January 2002, the Company amended and extended the maturity date of its existing Trade Receivables Program with an independent issuer of receivables backed commercial paper until January 2003. The current independent issuer of receivables backed commercial paper under the Company’s Trade Receivables Program has indicated that it will not extend the maturity date of its current agreement for another year but has indicated a willingness to work with the Company through an orderly transition, and therefore the Company has initiated discussions with other securitization providers and intends to maintain a Trade Receivables Program.

WESTPOINT STEVENS INC.

Item 2.   Management’s Discussion and Analysis of Financial Condition
and Results of Operations (continued)

Liquidity and Capital Resources—Continued

Under the terms of the Trade Receivables Program, the Company has agreed to sell on an ongoing basis, and without recourse, an undivided ownership interest in its accounts receivable portfolio. The Company maintains the balance in the designated pool of accounts receivable sold by selling undivided interests in new receivables as existing receivables are collected. The agreement permits the sale of up to $160.0 million of accounts receivable. The cost of the Trade Receivables Program is charged to selling expense in the accompanying Consolidated Statements of Operations and is estimated to total approximately $5.0 million in 2002, compared with $6.5 million in 2001. At September 30, 2002 and December 31, 2001, $160.0 million and $152.6 million, respectively, of accounts receivable had been sold pursuant to the Trade Receivables Programs and the sale is reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets.

Debt service requirements for interest payments in 2002 are estimated to total approximately $136.0 million (excluding amounts related to the Trade Receivables Program) compared with interest payments of $143.0 million in 2001. The Company’s long-term indebtedness has no scheduled principal reduction requirements during 2002.

Management believes that cash from the Company’s operations and borrowings under its credit agreements will provide the funding necessary to meet the Company’s anticipated requirements for capital expenditures, operating expenses and to enable it to meet its anticipated debt service requirements.

WESTPOINT STEVENS INC.

Item 4.   Controls and Procedures

Company management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

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

PART II — OTHER INFORMATION—Continued

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

The Company has been named as a defendant in two separate purported class action suits seeking reparation for the historic enslavement of African Americans in the United States. Eddlee Bankhead vs. Lloyd’s of London, et al. was filed on September 3, 2002, in the United States District Court for the Southern District of New York. Timothy Hurdle and Chester Hurdle vs. FleetBoston Financial Corporation, et al. was initially filed in the California Superior Court for San Francisco County on September 10, 2002, but has since been removed to the United States District Court California Northern District (San Francisco). The factual basis for both suits is the claim that the defendants profited from the slave labor of the plaintiff classes’ ancestors prior to 1865 and, specifically, that Pepperell Manufacturing, predecessor to WestPoint Stevens Inc., utilized cotton from southern planters who in turn purchased finished product to clothe their slaves. The California suit alleges that such practices amount to an “unfair business practice” in violation of the California Business and Professional Code.

WESTPOINT STEVENS INC.

PART II — OTHER INFORMATION—Continued

Item 1.   Legal Proceedings—Continued

The purported class includes all descendants of African American slaves. The relief sought includes an accounting, the appointment of an independent historical commission, imposition of a constructive trust, restitution of the value of slave labor and defendants’ unjust enrichment, disgorgement of illicit profits and compensatory and punitive damages.

The Company has not yet been served in either action but believes that the Complaints are without merit and intends to contest the actions vigorously.

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

WESTPOINT STEVENS INC.

PART II — OTHER INFORMATION—Continued

Item 6.   Exhibits and Reports on Form 8-K

a.)

Exhibit
Number	Description of Exhibit

10.1	Seventh Amendment Agreement dated September 19, 2002, among WestPoint Stevens Inc., WestPoint Stevens (UK) Limited, WestPoint Stevens (Europe) Limited, Bank of America, N.A. (formerly NationsBank N.A.), as agent and the other financial institutions party thereto, incorporated by reference to the Form 8-K (Commission File No. 0-21496) filed by the Company with the Commission on September 20, 2002.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.)

b.1.)	The Company filed a Current Report on Form 8-K on August 14, 2002. The items reported were “Item 7. Financial Statements, Proforma Financial Statements and Exhibits” and “Item 9. Regulation FD Disclosures.”

b.2.)	The Company filed a Current Report on Form 8-K on September 20, 2002. The items reported were “Item 5. Other Events” and “Item 7. Financial Statements and Exhibits.”

WESTPOINT STEVENS INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTPOINT STEVENS INC.

Registrant

/s/ L. Dupuy Sears

L. Dupuy Sears
Senior Vice President-Finance
and Chief Financial Officer

Date: November 14, 2002

CERTIFICATIONS

I, Holcombe T. Green, Jr., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of WestPoint Stevens Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

     /s/ Holcombe T. Green, Jr.

Holcombe T. Green, Jr.
Chief Executive Officer

CERTIFICATIONS

I, Lester D. Sears, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of WestPoint Stevens Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

     /s/ Lester D. Sears

Lester D. Sears
Chief Financial Officer

WESTPOINT STEVENS INC.

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBIT

10.1	Seventh Amendment Agreement dated September 19, 2002, among WestPoint Stevens Inc., WestPoint Stevens (UK) Limited, WestPoint Stevens (Europe) Limited, Bank of America, N.A. (formerly NationsBank N.A.), as agent and the other financial institutions party thereto, incorporated by reference to the Form 8-K (Commission File No. 0-21496) filed by the Company with the Commission on September 20, 2002.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.