Form 10-K
period 2002-12-31
WESTPOINT STEVENS INC
filed 2003-06-19
CIK 852952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File No. 0-21496

WESTPOINT STEVENS INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) 507 West Tenth Street, West Point, Georgia (Address of principal executive offices)	36-3498354 (I.R.S.Employer Identification No.) 31833 (Zip Code)

Registrant’s telephone number, including area code (706) 645-4000

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
Title of each Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☒

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒   No  ☐

     The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,229,223 at May 15, 2003. The number of shares of Common Stock outstanding at May 15, 2003, was 49,896,816.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrants classes of common stock, as of the latest practicable date:49,896,816 at May 15, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

     None

Part I

			Page No.
Item	1.	Business	2

Item	2.	Properties	9

Item	3.	Legal Proceedings	10

Item	4.	Submission of Matters to a Vote of Security Holders	12

		Part II

Item	5.	Market for Registrant’s Equity Stock and Related Stockholder Matters	12

Item	6.	Selected Financial Data	14

Item	7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item	7A.	Quantitative and Qualitative Disclosures About Market Risk	26

Item	8.	Financial Statements and Supplementary Data	27

Item	9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	61

		Part III

Item	10.	Directors and Executive Officers of the Registrant	61

Item	11.	Executive Compensation	64

Item	12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	70

Item	13.	Certain Relationships and Related Transactions	72

Item	14.	Controls and Procedures	73

		Part IV

Item	15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	73

		Signatures	81

		Certifications	83

Item 1. Business

     General

On June 1, 2003, WestPoint Stevens Inc., a Delaware corporation (the “Company”), and several of its subsidiaries (together with the Company, the “Debtors”) filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). On June 2, 2003, the Bankruptcy Court approved a series of the Company’s “first-day” motions that will enable the Company to continue regular operations throughout the reorganization proceedings. The Bankruptcy Court also approved, under interim order, access to $175 million in debtor-in-possession financing for use by the Company, pursuant to a Post-Petition Credit Agreement, dated as of June 2, 2003, among WestPoint Stevens Inc. and certain of its subsidiaries, the financial institutions named therein and Bank of America, N.A. and Wachovia Bank, National Association (the “DIP Credit Agreement”). A copy of the DIP Credit Agreement constitutes Exhibit No. 99.2 to the Current Report on Form 8-K, which the Company filed with the Securities and Exchange Commission on June 5, 2003 (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — DIP Credit Agreement”).

Since filing the Chapter 11 petition, the Debtors have been operating as debtors-in-possession under Chapter 11 and conducting business in the ordinary course. Pursuant to the Bankruptcy Code, pre-petition obligations of the Debtors (including obligations under debt instruments) generally may not be enforced against the Debtors, and any actions to collect pre-petition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. In addition, as debtors-in-possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases.

The Company has reached an agreement in principle with the holders of approximately 52% of the outstanding aggregate principal amount of its Senior Notes on the terms of a financial restructuring to be implemented through the Chapter 11 process. For information concerning the circumstances that led to the Company’s Chapter 11 filing and proposed terms of the financial restructuring which it will seek to implement, see “ — Chapter 11 Filing” below. For information with respect to the Company’s current liquidity and financial resources, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” below.

The Company which was organized in 1987, is the successor corporation to West Point-Pepperell, Inc. through a series of mergers occurring in December 1993. The Company is a leading manufacturer, marketer and distributor of an extensive range of bed and bath home fashions (“Home Fashions”) products. The Company’s trademark brands include ATELIER MARTEX®, CHATHAM®, GRAND PATRICIAN®, MARTEX®, PATRICIAN®, UTICA®, STEVENS®, LADY PEPPERELL®, LUXOR®, and VELLUX®. In addition, certain Home Fashions products are manufactured and sold pursuant to licensing agreements under designer names that include, among others, Ralph Lauren Home, Sanderson, Glynda Turley, Simmons Beautyrest and Disney Home. The Company is also a manufacturer of the Martha Stewart and Joe Boxer bed and bath lines. The Company’s products are marketed through leading department stores, mass merchants, specialty stores, institutional channels, and WestPoint Stevens Stores Inc.

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

As a result of a strategic review of the Company’s businesses, manufacturing, other facilities, and products during the year 2000, the Company’s Board of Directors approved a $222.0 million pre-tax charge to cover the cost of implementing a restructuring plan having eight key elements designed to streamline operations and improve profitability (the “Eight-Point Plan”). The majority of the charge, $203.2 million pretax, was recorded during the year 2000, and the remaining $18.8 million pretax charge was recorded in 2001. Of the $203.2 million pretax charge recorded in 2000, $85.3 million was reflected in cost of goods sold, the majority of which reflected inventory write-off, and $117.9 million was reflected in a reduction of goodwill and fixed assets in addition to severance benefits and other costs. The Eight-Point Plan addressed the following points: 1) expansion of brands; 2) exploration of new licensing opportunities; 3) rationalization of manufacturing operations; 4) reduction in overhead expense; 5) increase in global sourcing; 6) improvement of inventory utilization; 7) enhancement of supply chain and logistics functions; and 8) improvement in capital structure. Since the adoption of the Eight-Point Plan, the Company closed four plants and terminated and paid severance (including continuing termination benefits) to approximately 1,700 employees. The restructuring charge was completed in the fourth quarter of 2001. For a more complete discussion of the Eight-Point Plan, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On September 20, 2002, the Company announced that its Board of Directors had approved additional restructuring initiatives to increase asset utilization, lower manufacturing costs and increase cash flow and profitability through reallocation of production assets from bath products to basic bedding products and through rationalization of WestPoint Stevens Stores Inc. The Company expects the latest restructuring initiatives to result in a $36.5 million pretax charge for restructuring, impairment and other charges. Approximately $20 million of the pretax charge is expected to be non-cash items with annual pretax savings estimated at $10 million once the restructuring initiatives are fully implemented. The charges for the restructuring initiatives began in the third quarter of 2002 and will continue throughout 2003.

As a result of the restructuring initiatives in 2002, the Company announced the closure of its Rosemary (NC) towel finishing facility and the conversion of its Rosemary (NC) towel fabrication and distribution facilities to basic bedding facilities. The Company announced on April 25, 2003, that the Rosemary towel fabrication and distribution facilities would be closed rather than converted to basic bedding facilities. The Company closed three retail stores in 2002. The Company expects that closure of other retail stores and other facilities will be announced in future periods.

The cost of the manufacturing and retail store rationalization and certain overhead reduction costs were reflected in a restructuring and impairment charge of $6.6 million, before taxes, in 2002. The components of the restructuring and impairment charge included $4.4 million for the impairment of fixed assets and $2.2 million in reserves to cover cash expenses related to severance benefits.

For a comprehensive discussion of the Company’s overall financial condition, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Products

The Company markets a broad range of manufactured and sourced bed, bath and basic bedding products, including:

Bed and Bath Products, including:
• bath accessories;
• bath rugs;
• bath towels;
• beach towels;
• bedskirts;
• bedspreads;
• comforters and duvet covers;
• decorative throw pillows;
• drapes and valances;
• quilts;
• scatter rugs;
• sheets and pillowcases;
• shower curtains;
• table covers; and

Basic Bedding Products, including
• bed pillows;
• flocked blankets;
• mattress pads;
• natural fill pillows, comforters and featherbeds; and
• woven blankets and throws.

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

     Trademarks and Licenses

The Company’s products are marketed under well-known and firmly established trademarks, brand names and private labels. The Company uses trademarks, brand names and private labels as merchandising tools to assist its customers in coordinating their product offerings and differentiating their products from those of their competitors. Registered trademarks include ATELIER MARTEX®, CHATHAM®, GRAND PATRICIAN®, MARTEX®, PATRICIAN®, UTICA®, STEVENS®, LADY PEPPERELL®, LUXOR® and VELLUX®. In addition, products are manufactured and sold pursuant to licensing agreements under designer names that include, among others, Ralph Lauren Home, Disney Home, Sanderson, Glynda Turley and Simmons Beautyrest. A portion of the Company’s sales is derived from licensed designer brands. The license agreements for the Company’s designer brands generally are for a term of two or three years. Some of the licenses are automatically renewable for additional periods, provided that certain sales thresholds set forth in the license agreements are met. No single license has accounted for more than 13% of the Company’s total sales volume during any of the last five fiscal years. Although the Company has no reason to believe that it will lose any of its licenses, the loss of a significant license could have an adverse effect upon the Company’s business, which effect could be material. The licensing agreements with fixed expiration dates are: Ralph Lauren Home, December 31, 2005 (with an option to renew until December 31, 2008); Glynda Turley, December 31, 2003; Simmons Beautyrest, June 30, 2004; and Disney Home, December 31, 2005. By letter dated May 28, 2003, Disney Enterprises, Inc. notified the Company that the license agreement would expire December 31, 2003, because performance goals had not been reached. In its letter to the Company Disney also expressed its interest in entering into negotiations beginning on January 1, 2004, for a new license agreement for some of the items previously licensed to the Company.

     Marketing

The Company is committed to developing and maintaining integral relationships with its customers through “Strategic Partnering,” a program designed to improve customers’ operating results by leveraging the Company’s merchandising, manufacturing and inventory management skills. “Strategic Partnering” includes Electronic Data Interchange (“EDI”) direct electronic entry systems, “Quick Response” and “Vendor Managed Inventory” customer delivery programs and point-of-sale processing. The Company incorporates Strategic Partnering into its planning, manufacturing and shipping systems, in order to enable it to efficiently and economically anticipate and respond to customers’ inventory requirements. As a result, the Company is better able to plan and forecast its own production and inventory requirements. Sales and marketing of the Company’s Home Fashions products are conducted through an organizational format consisting of divisions for Bed and Bath Products and Basic Bedding Products, each with supporting domestic sales, marketing and merchandising teams and international sales and marketing teams. Distribution specific teams focused on targeted key accounts are linked with product management, operations, customer service and distribution to service each segment of retail.

The Bed and Bath Products Division and the Basic Bedding Products Division focus sales on the following channels of distribution:

• catalogs;
• chain stores;
• department stores;
• mass merchants;
• specialty stores;
• warehouse clubs; and
• healthcare and hospitality institutions.

For the Bed and Bath Products Division and the Basic Bedding Products Division marketing is comprised of the following functions that create products and services in direct response to recognized consumer trends:

• design;
• marketing;
• advertising;
• licensing;
• consumer research; and
• product innovation.

For the Bed and Bath Products Division and the Basic Bedding Products Division merchandising is comprised of the following functions:

• product management;
• business management;

• productivity analysis;
• stock keeping unit, or SKU, control; and
• design technology.

The Retail/International Division is comprised of the following operating units:

• Europe — which has distribution facilities and sales offices located in the United Kingdom supplying European department stores for private label, company brands and licensed programs such as Ralph Lauren Home.
• Americas — which markets to all major stores in Canada, Mexico and other parts of Latin America with US-made and foreign sourced products.
• WestPoint Stevens Stores Inc. — a wholly-owned subsidiary of the Company (“WestPoint Stores”). WestPoint Stores currently consists of 52 geographically dispersed, value-priced outlets throughout the United States and in Canada, most of which are located in factory outlet shopping centers. The products sold in WestPoint Stores are first quality (including overstocks), seconds, discontinued items and other products.

The Company works closely with its major customers to assist them in merchandising and promoting its products to consumers. In addition, the Company periodically meets with its customers in an effort to maximize product exposure and sales and to jointly develop merchandise assortments and plan promotional events specifically tailored to the customer. The Company provides merchandising assistance with store layouts, fixture designs, advertising and point-of-sale displays. A national consumer and trade advertising campaign and comprehensive internet website have served to enhance brand recognition. The Company also provides its customers with suggested customized advertising materials designed to increase its product sales. A heightened focus on consumer research provides needed products on a continual basis.

Approximately 82% of the Company’s total sales in 2002 were made to retail establishments in the United States, including catalog retailers, chain and department stores, mass merchants, specialty bed and bath stores, warehouse clubs and WestPoint Stores. Finished products are distributed to retailers directly from the Company’s plants. The majority of the remaining portion of the Company’s sales of Home Fashions products are through the institutional channel, which includes hospitality and healthcare establishments, as well as laundry supply businesses. In addition to domestic sales, the Company distributes its Home Fashions products for eventual sale to certain foreign markets, principally Australia, Canada, Mexico, the United Kingdom, continental Europe, the Middle East and the Far East. International operations accounted for approximately 5% of the total sales of the Company in 2002.

     Inventory Management, Electronic Communication and Delivery

The Company has been recognized as a leader and innovator of advanced technology, having led the industry with advanced, innovative e-commerce applications and has been selected as a preferred vendor for customers’ web exchange pilot programs, Quick Response, EDI and Vendor Management Inventory. The Company utilizes collaborative planning, forecasting and replenishment practices supported by systems from i2Technologies, Inc., including its retail merchandising and inventory replenishment system (Inforem®) combined with its forecasting and planning system (Demand Planner®). It also deploys Hyperion business intelligence technologies for inventory optimization and performance measurement to complement the Company’s highly integrated core business systems, including its supply chain, sourcing and logistics systems. The Company combines the use of an advanced, customer order fulfillment system, real-time radio frequency and in-line label printing distribution systems, and in-house transportation to compress the order to delivery cycle time, maintain low inventory levels, and achieve high customer scorecard objectives. The Company has placed a strong emphasis on the supply chain and logistics function, and believes that continued investment in planning, sourcing, distribution and transportation capabilities will enhance its ability to provide its customers with superior service.

     Customers

The Company is pursuing strategic relationships with key merchandisers. An important component of the Company’s strategy is to increase its share of shelf and floor space by strengthening its partnership with its customers. The Company is working closely with retailers and is sharing information and business practices with them to improve service and achieve higher profitability for both the retailer and the Company.

The Company’s Home Fashions products are sold to catalog retailers, chain stores, mass merchants, department stores, specialty stores, warehouse clubs, and its own retail stores. The Company’s six largest customers, Federated Department Stores, Inc., J.C. Penney Company, Inc., Kmart Corporation, Sears Roebuck & Co., Inc., Target Corporation and Wal-Mart Stores, Inc. accounted for approximately 51% of the net sales of the Company during the fiscal year ended December 31, 2002. In 2002, sales to Target Corporation and Kmart Corporation were 14% and 12%, respectively of the net sales of the Company. Each of such customers has purchased goods from the Company in each of the last 10 years. Although the Company has no reason to believe that it will lose the business of any of its largest customers, a loss of any of the largest accounts (or a material portion of any thereof) would have an adverse effect upon the Company’s business, which could be material.

On January 22, 2002, Kmart Corporation filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code. Kmart Corporation subsequently received approval of its plan of reorganization and emerged from Chapter 11 on May 6, 2003. In conjunction with the restructuring, Kmart Corporation initially announced the closing of 284 retail store locations and, on January 14, 2003, announced the closing of 318 additional stores. The collective closings represent approximately 28% of its total store base.

     Manufacturing

The Company currently uses the latest manufacturing and distribution equipment and technologies in its mills. Management therefore believes that the Company is one of the most efficient manufacturers in the home fashions industry. Over the past five years, the Company has spent approximately $480 million to modernize its manufacturing and distribution systems and has spent approximately $46 million of that amount during 2002. The capital expenditures have been used to, among other things, replace projectile looms with faster, more efficient air jet looms and further automate the Company’s cut and sew operations. Air jet looms produce at higher speeds than projectile looms, yielding fewer defects, requiring less maintenance and providing cleaner and safer working environments. Using air jet technology, compressed air propels the filling yarn at high speeds, with robotics handling the cutting and tucking of the filling yarn. The Company intends to invest approximately $50 million in capital improvements in the aggregate in 2003, which includes the further automation of the cut and sew operations and continued modernization and upgrading of distribution centers, upgrading of open end spinning and conversion of certain bath product manufacturing operations to pillow and comforter manufacturing. These capital programs have resulted, and are expected to continue to result, in improved product quality, increased efficiency and capacity, lower costs and shorter response time to customer orders. As of June 17, 2003, the Company (including its subsidiaries) owns and utilizes 22 manufacturing facilities and leases 5 manufacturing facilities. These facilities are located primarily in the Southeastern United States. See “Item 2. Properties.”

     Sourcing

The Company has had a long-standing history of domestic and international sourcing of selected component products such as specialty yarns and specialty greige sheeting fabric for use in domestic production of Home Fashion products. Historically the percentage of sourced components used in domestic production was not material. However, following the implementation of the Eight-Point Plan in 2000 increased focus was placed on global sourcing. As such, the Company today views sourcing as a means to drive business growth and improve profitability by providing products and services that accelerate product and packaging innovation resulting in a competitive market advantage. In 2002, the Company imported both component and finished products from 21 countries and has established strong relationships in several key export countries to include China, India and Pakistan. To accelerate speed to market and improve customer service, in 2001 the Company successfully implemented Third Party Logistic’s operations on the east coast and on the Mexican border. The Company continues to increase the number of vendors and sourced product categories and estimates that sales from sourced products accounted for roughly 20% of the Company’s sales in 2002. Through global sourcing operations, the categories of product offerings by the Company to its customers has been significantly expanded to increase focus on high growth product categories such as bath accessories, rugs and quilts.

The Company’s policy on sourcing prohibits the purchase of merchandise that is produced in whole or in part by indentured, prison or illegal immigrant or child labor. The Company requires that vendors certify the locations used for the production of products it purchases and that the vendors submit to compliance inspections from the Company or its representatives to ensure that the Company does not do business with suppliers who violate human rights.

     Raw Materials

The principal raw materials used in the manufacture of Home Fashions products are cotton of various grades and staple lengths, polyester and nylon in staple and filament form. Cotton, polyester and nylon presently are available from several sources in quantities sufficient to meet the Company’s requirements. The Company is not dependent on any one supplier as a source of raw materials. Since cotton is an agricultural product, its supply and quality are subject to weather patterns, disease and other factors. The price of cotton is also influenced by supply and demand considerations, both domestically and worldwide, and by the cost of polyester. Although the Company has always been able to acquire sufficient quantities of cotton for its operations in the past, any shortage in the cotton supply by reason of weather, disease or other factors could adversely affect the Company’s operations. The price of man-made fibers such as polyester and nylon is influenced by demand, manufacturing capacity and costs, petroleum prices, cotton prices and the cost of polymers used in producing man-made fibers. Any significant prolonged petrochemical shortages could significantly affect the availability of man-made fibers and cause a substantial increase in demand for cotton, resulting in decreased availability and, possibly, increased price. The Company also purchases substantial quantities of dyes and chemicals. Dyes and chemicals have been and are expected to continue to be available in sufficient supply from a wide variety of sources.

     Seasonality; Cyclicality; Inventory

Traditionally, the home fashions industry has been seasonal, with peak sales in the fall. In accordance with industry practice, the Company increases its Home Fashions’ inventory levels during the first six months of the year to meet customer demands for the fall peak season. The Company’s commitment to EDI, Quick Response, and Vendor Managed Inventory, however, has facilitated a more even distribution of products throughout the calendar year and reduced some of the need to stockpile inventory to meet peak season demands.

The home fashions industry is also cyclical. While the Company’s performance may be negatively affected by downturns in consumer spending, management believes the effects thereof are somewhat mitigated by the Company’s large market shares and broad distribution base.

     Backlog Orders

The backlog of the Company’s unfilled customer orders believed by management to be firm was approximately $83.2 million at June 1, 2003, as compared with approximately $81.6 million at June 1, 2002. The Company does not believe that its backlogs are a meaningful indicator of its business due in part to its use of Vendor Managed Inventory systems.

     Competition

The home fashions industry is highly competitive. The Company competes on the basis of price, quality, design and customer service, among other factors. In the sheet and towel markets, the Company competes primarily with Springs Industries, Inc. and Pillowtex Corporation. In the other bedding and accessories markets, the Company competes with many companies, most of which are much smaller in size than the Company. The Company has pursued a competitive strategy focused on providing the best fashion, quality, service and value to its customers and to the ultimate consumer. The Company believes that there has been an increase in the sale of imported Home Fashion products in the domestic market and is actively pursuing its own foreign sourcing opportunities to meet the demand for such products. The Company believes the level of foreign competition has been increasing. There can be no assurance that foreign competition will not grow to a level that could have an adverse effect upon the Company’s ability to compete effectively.

     Other Operations

The Company’s operations also include Grifftex Chemicals (“Grifftex”), which formulates chemicals primarily used in the Company’s finishing processes, and WestPoint Stevens Graphics (“Graphics”), which prints product packaging and labeling. Neither Grifftex nor Graphics represents a material portion of the Company’s business.

     Research and Development

Management believes that research and development in product innovation and differentiation is important to maintain the Company’s competitive edge. The Company continually seeks to develop new specialty finishes and finishing techniques that would improve fabric quality and enhance fabric aesthetics. Research also is conducted to develop new products in response to changing customer demands and environmental concerns. The Company has continued to invest in product development to maintain a leadership position in the market place.

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

The Company’s operations also are governed by laws and regulations relating to employee safety and health, principally the Occupational Safety and Health Act and regulations thereunder which, among other things, establish exposure limitations for cotton dust, formaldehyde, asbestos and noise, and regulate chemical, physical and ergonomic hazards in the workplace.

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

     Employees

The Company (including its subsidiaries) employed approximately 14,706 active employees as of June 2, 2003. The Company believes that its relations with all of its employees are excellent. The Company has not experienced a strike or work stoppage by any of its unionized employees during the past 20 years. Currently, less than 10% of the Company’s employees are unionized.

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

     Recent Developments

In its Form 10-Q filed for the quarter ended September 30, 2002, the Company reported that the independent issuer of receivables-backed commercial paper under the Company’s Trade Receivables Program had indicated that it would not extend the maturity date of its agreement with the Company for another year, but would work with the Company to effect an orderly transition to another financing provider. On January 15 and February 10, 2003, the Company announced amendments to the maturity dates of its Trade Receivables Program extending it to February 17 and March 31, 2003, respectively. On March 28, 2003, the Company and WPS Receivables Corporation (“WPSRC”), the Company’s wholly-owned “bankruptcy remote” receivables subsidiary (which is not a Debtor in the Company’s current Chapter 11 proceedings), entered into a loan and security agreement (the “Receivables Loan Agreement”) with Congress Financial Corporation (Southern), as Agent (“Congress”), pursuant to which the lenders thereunder agreed to provide receivables-backed loans as part of the Company’s Trade Receivables Program. Under the terms of the Trade Receivables Program, the Company agreed to sell, on an ongoing basis and without recourse for credit loss on the receivables, its accounts receivable portfolio to WPSRC. WPSRC used the receivables as collateral for loans pursuant to the Receivables Loan Agreement. Proceeds from the loans and collections on receivables were used by WPSRC to purchase receivables from the Company. The Company maintained the balance in the designated pool of accounts receivable sold by selling its new receivables on a revolving basis as they were created. The Receivables Loan Agreement permitted outstanding loans of up to $160.0 million against the accounts receivable portfolio. The interest payable by WPSRC on the loans under the Receivables Loan Agreement is a 2-month LIBOR rate plus 2.50%. See “Item 8. Financial Statements and Supplemental Data — Notes to Consolidated Financial Statements — 3. Indebtedness and Financial Arrangements.” On June 4, 2003, Congress notified WPRSC that, as a result of the Company’s Chapter 11 filing, Congress was terminating the Receivables Loan Agreement and that no further loans would be made thereunder. Congress will continue to apply proceeds of receivables previously pledged to it to reduce the obligations of WPRSC to Congress under the Receivables Loan Agreement. The Company currently believes that all outstanding loans under the Receivables Loan Agreement will be repaid in full from such proceeds. The Company is currently financing its accounts receivable through borrowings under the DIP Credit Agreement and expects to continue to do so during the pendency of its Chapter 11 proceedings.

     Chapter 11 Filing

As noted above, on June 1, 2003, the Company and the other Debtors filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. Since that date, the Debtors have been operating as debtors-in-possession under Chapter 11. A brief chronology of the circumstances that led to such filing is set forth below.

Despite the restructuring initiatives which the Company undertook in 2000 and 2002 (see “- General” above), during 2003 the Company continued to experience financial difficulty related primarily to restrictive covenants under its Senior Credit Facility and its overleveraged debt structure. The Company therefore entered into negotiations with its Senior Credit Facility lenders to amend the Senior Credit Facility to permit certain restructuring, impairment and other charges and to revise certain financial ratios and minimum EBITDA covenants in its Senior Credit Facility. The Company and such lenders were unable to agree to amend the Senior Credit Facility and the Company continued to experience financial difficulties which led to a default under its Senior Credit Facility and Second-Lien Facility. Effective March 31, 2003, the Senior Credit Facility lenders and Second-Lien Facility lenders agreed to refrain from exercising any rights or remedies in respect of the Company’s failure to comply with financial and other covenants until June 10, 2003. As the June 10 deadline approached, the Company’s board of directors determined that, in order to be able to operate successfully in today’s market environment and compete with increasing foreign competition, it would be necessary for the Company to reduce its debt burden and de-lever its balance sheet. Thus, on May 16, 2003, the board of directors approved the retention of Rothschild Inc., an independent financial advisor, to evaluate alternatives aimed at reducing the existing debt structure and strengthening the balance sheet. After negotiations with its Senior Lenders regarding various alternatives, the Company concluded it would be in the best interests of its creditors and shareholders to effect a consensual restructuring under Chapter 11 of the U.S. Bankruptcy Code and filed its Chapter 11 petition on June 1, 2003.

The Company has reached an agreement in principle with the holders of approximately 52% of the aggregate principal amount of its Senior Notes on the terms of a financial restructuring to be implemented through the Chapter 11 process. An outline of such terms is set forth in the revised Restructuring Proposal, dated as of June 1, 2003, which constitutes Exhibit 99.1 to the Current Report on Form 8-K, which the Company filed with the Securities and Exchange Commission on June 9, 2003. As indicated therein, the agreement in principle is subject to numerous conditions and further agreements, including the entry of an order confirming the plan of reorganization contemplated by the proposal as required by Chapter 11. Consequently, there can be no assurance that any of the transactions described in the Restructuring Proposal will be undertaken or consummated.

On June 2, 2003, the Bankruptcy Court approved a series of the Company’s “first day” motions that will enable the Company to continue regular operations throughout the reorganization proceeding. These motions authorized, among other things, normal payment of employee salaries, wages and benefits; continued participation in workers’ compensation insurance programs; payment to vendors for post-petition delivery of goods and services; payment of certain pre-petition obligations to customers; and continued payment of utilities. The Bankruptcy Court also approved, under interim order, access to $175 million in debtor-in-possession financing for use by the Company, pursuant to the DIP Credit Agreement. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — DIP Credit Agreement.”

     Other Factors

Except for historical information contained herein, certain matters set forth in this Annual Report on Form 10-K are forward looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Such risks and uncertainties may be attributable to important factors which include but are not limited to the following: uncertainties related to the Company’s having filed a Chapter 11 petition and the reorganization proceedings resulting therefrom; product margins may vary from those projected; raw material prices may vary from those assumed; additional reserves may be required for bad debts, returns, allowances, governmental compliance costs, or litigation; there may be changes in the performance of financial markets or fluctuations in foreign currency exchange rates; unanticipated natural disasters could have a material impact upon results of operations; there may be changes in the general economic conditions which affect customer payment practices or consumer spending; competition for retail and wholesale customers, pricing and transportation of products may vary from time to time due to seasonal variations or otherwise; customer preferences for our products can be affected by competition, or general market demand for domestic or imported goods or the quantity, quality, price or delivery time of such goods; there could be an unanticipated loss of a material customer or a material license; the availability and price of raw materials could be affected by weather, disease, energy costs or other factors. In addition, consideration should be given to any other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company assumes no obligation to update publicly any forward-looking statements, whether as the result of new information, future events, or otherwise.

Item 2. Properties

The Company’s properties are owned or leased directly and indirectly through its subsidiaries. Management believes that the Company’s facilities and equipment are in good condition and sufficient for current operations. The Company owns office space in West Point, Georgia, and Lanett and Valley,

Alabama, and leases various additional office space, including approximately 140,000 square feet in New York City, of which approximately 36,000 square feet is subleased to other tenants. The Company also leases approximately 26,000 square feet elsewhere for other administrative, storage and office space.

The Company and its subsidiaries own and utilize 22 manufacturing facilities located in Alabama, Florida, Georgia, Indiana, Maine, North Carolina, South Carolina and Virginia which contain in the aggregate approximately 8,728,000 square feet of floor space and lease 5 manufacturing facilities in Alabama, Georgia, Louisiana, Nevada and North Carolina which contain in the aggregate approximately 591,000 square feet of floor space.

The Company owns a chemical plant containing approximately 43,000 square feet of floor space from which Grifftex Chemicals operates. In addition, the Company owns a printing facility consisting of 38,000 square feet in which Graphics prints product packaging and labeling.

The Company and its subsidiaries also own 13 distribution centers and warehouses for their operations which contain approximately 3,805,000 square feet of floor space. In addition, the Company and its subsidiaries lease 7 distribution outlets and warehouses containing approximately 730,000 square feet of floor space.

WestPoint Stores owns 2 retail stores and leases its 50 other retail stores, all of which are dispersed throughout the United States and Canada.

The owned properties of the Company are subject to liens held by the Company’s secured lenders. See “Item 8. Financial Statements and Supplemental Data — Notes to Consolidated Financial Statements — 2 Indebtedness and Financial Arrangements.”

Item 3. Legal Proceedings

On October 5, 2001, a purported stockholder class action suit, entitled Norman Geller v. WestPoint Stevens Inc., et al. (the “Geller action”), was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Northern District of Georgia. (A subsequent and functionally identical complaint was also filed.) The actions were consolidated by Order dated January 25, 2002. Plaintiffs served a Consolidated Amended Complaint (the “Amended Complaint”) on March 29, 2002. The Amended Complaint asserts claims against all Defendants under § 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and against the Company and Defendant Holcombe T. Green, Jr. as “controlling persons” under § 20(a) of the Exchange Act. The Amended Complaint alleges that, during the putative class period (i.e., February 10, 1999 to October 10, 2000), WestPoint Stevens and certain of its officers and directors caused false and misleading statements to be issued regarding, inter alia, alleged overcapacity and excessive inventories of the Company’s towel-related products and customer demand for such products and that certain Individual Defendants wrongfully sold or pledged Company stock at inflated prices for their benefit. The Amended Complaint refers to WestPoint Stevens’ press releases and quarterly and annual reports on Securities Exchange Commission Forms 10-Q and 10-K, which discuss the Company’s results and forecasts for the fiscal years 1999 and 2000. Plaintiffs allege that these press releases and public filings were false and misleading because they failed to disclose that the Company allegedly “knew sales would be adversely affected in future quarters and years.” Plaintiffs also allege in general terms that the Company materially overstated revenues by making premature shipments of products.

On June, 6, 2002, Defendants filed Motions to Dismiss Plaintiffs’ Amended Complaint. On February 3, 2003, the Court denied Defendants’ Motions to Dismiss. The action will proceed to class certification and discovery.

On March 11, 2002, a shareholder derivative action, entitled Gordon Clark v. Holcombe T. Green, Jr., et al.(the“Clark action”), was filed against certain of the Company’s directors and officers in the Superior Court of Fulton County, Georgia. The Complaint alleges that the named individuals breached their fiduciary duties by acting in bad faith and wasting corporate assets. The Complaint also asserts claims under Georgia Code Ann. §§ 14-2-740 to 14-2-747, and 14-2-831. The claims are based on the same or similar facts as are alleged in the Geller action.

On July 1, 2002, a shareholder derivative action, entitled John Hemmer v. Holcombe T. Green, Jr., et al.(the “Hemmer action”), was filed against Mr. Green and certain of the Company’s other directors including Messrs. Hugh M. Chapman, John F. Sorte and Ms. M. Katherine Dwyer in the Court of Chancery in the State of Delaware in and for New Castle County. The Complaint alleges that the named individuals breached their fiduciary duties and knowingly or recklessly failed to exercise oversight responsibilities to ensure the integrity of the Company’s financial reporting. The Complaint also asserts that certain of the named individuals used proprietary Company information in selling or pledging Company stock at inflated prices for their benefit. The claims are based on the same or similar facts as are alleged in the Geller action.

By agreements between the parties, the Clark and Hemmer actions were both stayed pending the Court’s decision on Defendants’ Motions to Dismiss in the Geller action. The Company has negotiated an extension of the stay agreement in the Hemmer action and is currently negotiating for an extension of the stay agreement in the Clark action.

The Company believes that the allegations in all of the actions are without merit and intends to contest the actions vigorously on behalf of its officers and directors.

On March 21, 2002, an Adversary Complaint of Debtors and Debtors in Possession Against WestPoint Stevens Inc. was filed by Pillowtex, Inc., a Delaware corporation, et al., and Pillowtex Corporation, et al., against the Company in the United States Bankruptcy Court for the District of Delaware. Pillowtex Corporation and its related and affiliated companies (“Pillowtex”) as Debtors and Debtors in Possession allege breach of a postpetition contract (the “Sale Agreement”) dated January 31, 2001, among Pillowtex, Ralph Lauren Home Collection, Inc. (“RLH”) and Polo Ralph Lauren Corporation (“PRLC”) collectively referred to as “Ralph Lauren” and the Company. Pillowtex alleges that the Company refused to perform its purchase obligation under the Sales Agreement and is liable to it for $4,800,000 plus potentially significant other consequential damages. The Company believes that the complaint is without merit and intends to contest the action vigorously.

The Company has been named as a defendant in three separate purported class action suits seeking reparation for the historic enslavement of African Americans in the United States. Eddlee Bankhead v. Lloyd’s of London, et al. (the “Bankhead action”) was filed on September 3, 2002, in the United States District Court for the Southern District of New York. Timothy Hurdle and Chester Hurdle v. FleetBoston Financial Corporation, et al. was initially filed in the California Superior Court for San Francisco County on September 10, 2002, but has since been removed to the United States District Court California Northern District (San Francisco). Julie Mae Wyatt-Kerwin v. J.P. Morgan Chase was filed January 21, 2003, in the United States District Court for the Southern District of Texas. All three cases have been consolidated with related cases in the U.S. District Court for the Northern District of Illinois. The factual basis for all three suits is the claim that the defendants profited from the slave labor of the plaintiff classes’ ancestors prior to 1865 and, specifically, that Pepperell Manufacturing, predecessor to WestPoint Stevens Inc., utilized cotton from southern planters who in turn purchased finished product to clothe their slaves. The California suit alleges that such practices amount to an “unfair business practice” in violation of the California Business and Professional Code.

The purported class includes all descendants of African American slaves. The relief sought includes an accounting, the appointment of an independent historical commission, imposition of a constructive trust, restitution of the value of slave labor and defendants’ unjust enrichment, disgorgement of illicit profits and compensatory and punitive damages. The Company believes that the Complaints are without merit and intends to contest the actions vigorously.

On June 1, 2003, the Company and the other Debtors filed the petition under Chapter 11 of the Bankruptcy Code which is discussed elsewhere in this Annual Report on Form 10-K.

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

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal year 2002, no matters were submitted by the Company to a vote of its security holders.

Part II

Item 5. Market for Registrant’s Equity and Related Stockholder Matters

The Common Stock of the Company is listed on the Over the Counter Bulletin Board (“OTCBB”) under the ticker symbol WSPT. Such listing became effective on January 30, 2003. Prior thereto, the Company’s Common Stock was listed on the New York Stock Exchange (“NYSE”) under the ticker symbol WXS from October 15, 1999.

The following table presents the high and low sales prices of the Company’s Common Stock, as reported by the NYSE for each full quarterly period within the two most recent fiscal years:

Quarter Ended	Share Price

	2002		2001

	High	Low	High	Low

March 31	$2.69	$1.35	$10.15	$7.37
June 30	$6.05	$2.05	$10.00	$0.96
September 30	$3.96	$0.57	$2.70	$1.50
December 31	$1.27	$0.39	$3.50	$1.55

The Company paid dividends of $.02 per share on March 1 and June 1, 2001. Under its existing credit facilities, as amended June 29, 2001, the Company is not permitted to pay dividends. For an additional discussion of these restrictions on the payment of dividends see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

As of March 14, 2003, there were approximately 5,196 holders of the Company’s Common Stock. Of that total, approximately 303 were stockholders of record and approximately 4,893 held their stock in nominee name through the Depository Trust Company.

The Company currently anticipates that all of the currently outstanding shares of its Common Stock will be cancelled pursuant to the plan of reorganization which it will propose under Chapter 11 of the Bankruptcy Code.

     Website Access

Our website address is www.westpointstevens.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports at our investor relations website, www.investorwestpoint.com/performance/index.html, under the heading “SEC Filings.” These reports are available on our investor relations website as soon as reasonably practicable after we electronically file them with the SEC. The information on our website is not part of or incorporated by reference in this Annual Report on Form 10-K.

     Equity Compensation Plan Information

The following table sets forth information as of December 31, 2002 (except as otherwise specified in the footnotes).

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	5,827,617	$16.39	1,347,307(1)(2)

Equity compensation plans not approved by security holders	20,000	$14.50	-0-

Total	5,847,617	$16.38	1,347,307(1)(2)

(1)	Includes 1,170,581 shares available for grant under the Omnibus Stock Incentive Plan (the “OSIP”), 35,500 restricted shares granted but not vested under the OSIP and 141,226 shares earned but not vested under the Key Employee Stock Bonus Plan (the “KESB Plan”).

(2)	The KESB Plan was first approved by equity holders at the Company’s annual meeting on May 15, 1996, and re-approved in amended form at the Company’s annual meeting on May 9, 2001. Under the terms of the KESB Plan the number of shares available for issuance is not limited but is established by a formula in the KESB Plan which is subject to administration by the Compensation Committee (the “Committee”) of the Board of Directors in its discretion. Under the KESB Plan, each year participants, if any, are selected by the Committee to receive an award entitling each participant to receive shares of common stock of the Company in a number equal to the quotient obtained by dividing 80% of the participant’s base salary by the fair market value of one share of common stock on the first day of the year; provided that such award is earned by the Company achieving a pre-determined earnings per share established by the Committee within the first ninety (90) days of the year. In February 2003, the Committee suspended participation in the KESB Plan for 2003.

Item 6. Selected Financial Data

The selected historical financial data presented below for 2002, 2001 and 2000 were derived from the Audited Consolidated Financial Statements of the Company and its subsidiaries as of and for the years ended December 31, 2002, 2001 and 2000 (the “Consolidated Financial Statements”), and should be read in conjunction therewith, including the notes thereto and the other financial information included elsewhere in this report.

	Year Ended December 31,

	2002	2001	2000	1999	1998

(In millions, except per share data)
Statement of Operations Data:
Net sales	$1,811.4	$1,765.1	$1,815.9	$1,883.3	$1,779.0
Gross earnings (1)	393.6	378.3	388.4	505.3	474.7
Operating earnings (2)	122.3	115.3	34.9	268.1	248.3
Interest expense	135.5	141.6	122.3	102.4	105.7
Income (loss) from operations before income tax expense (benefit) and extraordinary items (3)	(19.8)	(42.6)	(98.8)	162.9	141.7
Income (loss) from operations before extraordinary items (4)	(12.7)	(27.3)	(63.3)	104.1	90.6

Net income (loss) (4)	(12.7)	(27.3)	(63.3)	104.1	40.0

Diluted net income (loss) per common share:
Income (loss) before extraordinary item	(.25)	(.55)	(1.28)	1.84	1.51
Extraordinary item — loss on early extinguishment of debt (5)	—	—	—	—	(.84)

Net income (loss) per common share	(.25)	(.55)	(1.28)	1.84	.67

Diluted average common shares outstanding	49.7	49.6	49.6	56.6	59.9

Cash dividends declared per share	—	.04	2.08	.06	—

	December 31,

	2002	2001	2000	1999	1998

(In millions)
Balance Sheet Data:
Total assets	$1,297.2	$1,368.8	$1,458.4	$1,540.7	$1,391.2
Working capital (6)	(1,276.9)	242.1	180.1	233.1	178.2
Total debt	1,612.8	1,672.5	1,627.8	1,464.8	1,335.4
Stockholders’ equity (deficit)	(805.6)	(778.4)	(712.8)	(498.0)	(487.5)

	Year Ended December 31,

	2002	2001	2000	1999	1998

(In millions)
Other Data:
Depreciation and amortization	$79.2	$83.9	$80.8	$84.1	$80.6
Capital expenditures	46.2	60.5	76.7	148.6	147.5

See footnotes on following page.

(1)	Gross earnings for the years ended December 31, 2002, 2001 and 2000 include costs related to restructuring initiatives of $11.6 million, $13.7 million and $85.3 million, respectively, as discussed in Note 12 and Management’s Discussion and Analysis.

(2)	Operating earnings for the years ended December 31, 2002, 2001 and 2000 include restructuring and impairment charges of $6.6 million, $5.0 million and $109.2 million, respectively, and other costs related to restructuring initiatives of $11.6 million, $13.7 million and $85.3 million, respectively, totaling $18.2 million, $18.7 million and $194.5 million, respectively, as discussed in Note 12 and Management’s Discussion and Analysis.

(3)	Loss from operations before income tax benefit for the years ended December 31, 2002, 2001 and 2000 include restructuring and impairment charges of $6.6 million, $5.0 million and $109.2 million, respectively, and other costs related to restructuring initiatives and other charges of $11.6 million, $13.7 million and $94.0 million, respectively, totaling $18.2 million, $18.7 million and $203.2 million, respectively, as discussed in Note 12 and Management’s Discussion and Analysis.

(4)	Loss from operations and net loss for the years ended December 31, 2002, 2001 and 2000 include restructuring and impairment charges of $6.6 million, $5.0 million and $109.2 million, respectively, and other costs related to restructuring initiatives and other charges of $11.6 million, $13.7 million and $94.0 million, respectively, totaling $18.2 million, $18.7 million and $203.2 million, respectively, before income tax benefit of $6.6 million, $6.7 million and $73.1 million, respectively, for a net amount of $11.7 million, $11.9 million and $130.1 million, respectively, as discussed in Note 12 and Management’s Discussion and Analysis.

(5)	In 1998, the Company recorded an extraordinary item of $50.6 million, net of income taxes of $28.5 million, for the early extinguishment of debt. The extraordinary charge consisted primarily of tender premiums and the write-off of deferred debt costs.

(6)	Working capital at December 31, 2002, 2001, 2000, 1999 and 1998 includes the current portion of bank indebtedness of $447.8 million, $107.5 million, $152.8 million, $89.8 million and $60.4 million, respectively. Working capital at December 31, 2002 also includes long-term debt of $1,165.0 million classified as current (see Note 3).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As more fully disclosed above (see “Item 1. Business — Chapter 11 Filing”), the Company and several of its subsidiaries filed a petition under Chapter 11 of the Bankruptcy Code on June 1, 2003. By reason thereof, the Company’s creditors were automatically stayed from taking certain “enforcement” actions under their respective agreements with the Company unless the stay is lifted by the Bankruptcy Court. In addition, the Company has entered into the DIP Credit Agreement, which is more fully described below.

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business. The Company is currently operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code, and its continuation as a going concern is contingent upon, among other things, its ability to gain approval of the plan of reorganization by the requisite parties under the Bankruptcy Code and be confirmed by the Bankruptcy Court, comply with the DIP Credit Agreement, return to profitability, generate sufficient cash flows from operations and obtain financing sources to meet future obligations. There is no assurance that the Company will be able to achieve any of these results. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

Whether as a result of its proceeding under Chapter 11 or otherwise, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the consolidated balance sheet could materially change because of changes in business strategies and the effects of any proposed plan or reorganization.

Senior Credit Facility and Second-Lien Facility Amendments

In the third quarter of 2002, the Company’s Senior Credit Facility and Second-Lien Facility were amended primarily to permit certain restructuring, impairment and other charges, and to modify certain financial ratios and the minimum EBITDA covenant.

Effective March 31, 2003, the Company’s Senior Credit Facility was amended primarily to provide for an interim facility limitation and to add an unused commitment fee. Under the interim facility limitation, the Company’s outstanding borrowings and letters of credit under the Senior Credit Facility were limited to the following amounts for the periods indicated: $546.0 million for the period April 1, 2003 through April 26, 2003; $530.0 million for the period April 27, 2003 through May 17, 2003; $525.0 million for the period May 18, 2003 through June 10, 2003.

At the option of the Company and effective with the last amendment to the Senior Credit Facility, interest under the Senior Credit Facility is payable monthly, either at the prime rate plus 5.25% or at LIBOR plus 7.00%, compared to prime rate plus 2.75% or LIBOR plus 4.50% in effect at December 31, 2002. The Company is also obligated to pay a facility fee in an amount equal to 0.50% of each Bank’s commitment under the Revolver, and an unused commitment fee in an amount equal to 1.00% of the difference between the revolver commitment and the daily outstanding loans and letters of credit.

At March 31, 2003, the Company was not in compliance with certain of its covenants under the Senior Credit Facility and Second-Lien Facility. Effective March 31, 2003, the Company’s lenders under the Senior Credit Facility and Second-Lien Facility temporarily waived the defaults for the period March 31, 2003 through and including June 10, 2003. At December 31, 2002, the Company classified all of its outstanding debt under all of its various credit agreements as current as a result of the Company’s inability to obtain temporary waivers discussed above through the end of 2003 and the potential for the acceleration of the loans outstanding under all of its various credit agreements.

Second-Lien Facility

On June 29, 2001, the Company announced the closing of a $165.0 million Second-Lien Facility with a maturity date of February 28, 2005. Net proceeds from the transaction, after payment of approximately $16.3 million of related transaction fees and expenses, were used to reduce outstanding borrowings under the Senior Credit Facility as well as provide additional liquidity for working capital and general corporate purposes. Effective with the closing of the Second-Lien Facility, the revolving commitment under the Senior Credit Facility was reduced to $717.5 million from $800.0 million. Interest under the Second-Lien Facility is payable quarterly at an interest rate of prime plus 8% increasing each quarter after June 30, 2002 by .375% but in no event less

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

Second-Lien Facility—Continued

than 15%. Loans under the Second-Lien Facility are secured by a second priority lien on the assets securing the existing Senior Credit Facility. The approximately $16.3 million of related transaction fees and expenses were capitalized as deferred financing fees and are being amortized over the remaining term of the facility.

DIP Credit Agreement

The Company is a party to the DIP Credit Agreement which provides a facility consisting of revolving credit loans of up to $300 million (with a sublimit of $75 million for letters of credit) with a term of one year. At its option, the Company may extend the term for up to two successive periods of six months each.

Advances under the DIP Credit Agreement bear interest at a fluctuating rate per annum equal to LIBOR plus a margin of 2.75% or, at the Company’s option, prime plus a margin of 0.625%. Each margin is subject to quarterly adjustments, commencing November 1, 2003, pursuant to a pricing matrix, based on average availability, having a range of 2.25% to 3.00% for LIBOR based loans and 0.25% to 1.00% for prime based loans. The DIP Credit Agreement also has an unused line fee of 0.5% per annum, subject to quarterly adjustments as above having a range of 0.375% to 0.75%.

The DIP Credit Agreement contains a number of covenants, including among others, affirmative and negative covenants with respect to certain financial tests and other indebtedness, as well as restrictions against the declaration or payment of dividends, the making of certain intercompany advances and the disposition of assets without consent. The DIP Credit Agreement also contains Events of Default (as defined in the DIP Credit Agreement) including among others, a failure to pay the principal and interest of the obligations when due, default with respect to any Debt (as defined in the DIP Credit Agreement) and a failure by the Company to comply with any provisions of the Financing Orders (as defined in the DIP Credit Agreement). A copy of the DIP Credit Agreement constitutes Exhibit No. 99.2 to the Current Report on Form 8-K, which the Company filed with the Securities and Exchange Commission on June 5, 2003.

Restructuring, Impairment, and Other Charges

As a result of a strategic review of the Company’s businesses, manufacturing and other facilities, and products in the second quarter of 2000, the Company’s Board of Directors approved a $222.0 million pretax charge to cover the cost of implementing an Eight-Point Plan that was designed to streamline operations and improve profitability. The Eight-Point Plan addressed the following points: 1) expansion of brands; 2) exploration of new licensing opportunities; 3) rationalization of manufacturing operations; 4) reduction in overhead expense; 5) increase in global sourcing; 6) improvement of inventory utilization; 7) enhancement of supply chain and logistics functions; and 8) improvement in capital structure.

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

The cost of the manufacturing rationalization and certain overhead reduction costs were reflected in a restructuring and impairment charge of $109.2 million, before taxes, in 2000 and a restructuring and impairment charge of $5.0 million, before taxes, in 2001. The components of the restructuring and impairment charge in 2000 included $66.8 million for the impairment of fixed assets, $23.7 million for the impairment of goodwill and other assets and $18.7 million in reserves to cover cash expenses related to

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

Restructuring, Impairment, and Other Charges—Continued

severance benefits of $14.7 million and other exit costs, including lease terminations, of $4.0 million. The components of the restructuring and impairment charge in 2001 included $7.0 million in reserves to cover cash expenses related to severance benefits and a reduction in reserves for other exit costs of $2.0 million.

Since the adoption of the Eight-Point Plan, the Company terminated and agreed to pay severance (including continuing termination benefits) to approximately 1,700 employees. The restructuring charge approved in 2000 was completed in the fourth quarter of 2001. Given the disruptive nature of the restructuring activity that included significant machinery relocation and realignment in 2000 and 2001, the Company did not see any significant benefit from the restructuring plan until 2002. During 2002 the Company experienced lower cost of sales in part due to increased manufacturing efficiencies as a result of the restructuring plan.

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2000 Restructuring and Impairment Charge:
Second Quarter	$87.9	$4.6	$3.4	$95.9
Third Quarter	—	5.8	0.3	6.1
Fourth Quarter	2.6	4.3	0.3	7.2

Total 2000 Charge	90.5	14.7	4.0	109.2

2001 Restructuring and Impairment Charge:
First Quarter	—	5.0	—	5.0
Fourth Quarter	—	2.0	(2.0)	—

Total 2001 Charge	—	7.0	(2.0)	5.0

Writedown Assets to Net Recoverable Value	(90.5)	—	—	(90.5)
2000 Cash Payments	—	(4.7)	(0.3)	(5.0)
2001 Cash Payments	—	(15.0)	(0.1)	(15.1)
2002 Cash Payments	—	(1.7)	—	(1.7)

Balance at December 31, 2002	$—	$0.3	$1.6	$1.9

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

On September 20, 2002, the Company announced that its Board of Directors had approved additional restructuring initiatives to increase asset utilization, lower manufacturing costs and increase cash flow and profitability through reallocation of production assets from bath products to basic bedding products and through rationalization of its retail stores division. The Company expects the restructuring initiatives to result in a $36.5 million pretax charge for restructuring, impairment and other charges. Approximately $20 million of the pretax charge is expected to be non-cash items with annual pretax savings estimated at $10 million once the restructuring initiatives are fully implemented. All charges have been recorded in accordance with Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The charges for the restructuring initiatives began in the third quarter of 2002 and will continue throughout 2003.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

Restructuring, Impairment, and Other Charges—Continued

As a result of the restructuring initiatives in 2002, the Company announced the closure of its Rosemary (NC) towel finishing facility and the conversion of its Rosemary (NC) towel fabrication and distribution facilities to basic bedding facilities. The Company announced on April 25, 2003 that the Rosemary (NC) towel fabrication and distribution facilities that were previously disclosed as being converted to basic bedding facilities will now be closed. The Company also announced the closure of three retail stores. Closure of other retail stores and other facilities may be announced in future periods.

The cost of the manufacturing and retail store rationalization and certain overhead reduction costs were reflected in a restructuring and impairment charge of $6.6 million, before taxes, in 2002. The components of the restructuring and impairment charge included $4.4 million for the impairment of fixed assets and $2.2 million in reserves to cover cash expenses related primarily to severance benefits.

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2002 Restructuring and Impairment Charge:
Third Quarter	$4.3	$1.6	$—	$5.9
Fourth Quarter	0.1	0.5	0.1	0.7

Total 2002 Charge	4.4	2.1	0.1	6.6

Writedown Assets to Net Recoverable Value	(4.4)	—	—	(4.4)
2002 Cash Payments	—	(1.5)	—	(1.5)

Balance at December 31, 2002	$—	$0.6	$0.1	$0.7

During 2002, other costs of the restructuring initiatives of $11.6 million, before taxes, were recognized consisting of inventory writedowns of $10.5 million primarily related to the rationalization of its retail store division and other expense of $1.1 million, consisting primarily of related unabsorbed overhead, all reflected in cost of goods sold.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

Results of Operations

The table below is a summary of the Company’s operating results for the years ended December 31, 2002, 2001 and 2000. The following discussion is limited to an analysis of the results of continuing operations (in millions of dollars and as percentages of net sales).

	Year Ended December 31,

	2002	2001	2000

Net sales	$1,811.4	$1,765.1	$1,815.9

Gross earnings	$393.6	$378.3	$388.4

Restructuring and impairment charge	$6.6	$5.0	$109.2

Operating earnings	$122.3	$115.3	$34.9

Interest expense	$135.5	$141.6	$122.3

Other expense-net	$6.6	$16.3	$11.4

Loss from operations before taxes	$(19.8)	$(42.6)	$(98.8)

Net loss	$(12.7)	$(27.3)	$(63.3)

Gross margin	21.7%	21.4%	21.4%

Operating margin	6.8%	6.5%	1.9%

2002 Compared with 2001

Net Sales. Net sales for the year ended December 31, 2002 increased $46.3 million, or 2.6%, to $1,811.4 million compared with net sales of $1,765.1 million for the year ended December 31, 2001. The increase was due to management’s focus on expanding sales with key retailers that resulted in growth in all major product categories except sheets.

For the year ended December 31, 2002, bed products sales were $1,053.0 million compared with $1,024.3 million in 2001, bath products sales were $549.0 million compared with $524.0 million in 2001 and other sales (consisting primarily of sales from the Company’s mill stores and foreign operations) were $209.3 million compared with $216.9 million in 2001.

Gross Earnings/Margins. Gross earnings for the year ended December 31, 2002 of $393.6 million increased $15.3 million, or 4.0%, compared with $378.3 million for 2001 and reflect gross margins of 21.7% in 2002 and 21.4% in 2001. Included in gross earnings for the years ended December 31, 2002 and 2001 were costs related to restructuring initiatives of $11.6 million and $13.7 million, respectively, as previously discussed. Gross earnings and margins improved in 2002 due to increased sales and lower raw material costs, primarily cotton, and lower costs related to restructuring initiatives, that more than offset increased promotional activity, increased royalties, increased pension expense and under-absorbed overhead due to production curtailment.

Operating Earnings/Margins. Selling, general and administrative expenses increased $6.6 million, or 2.6%, in 2002 compared with 2001, and as a percentage of net sales represent 14.6% in 2002 and 2001. The increase in selling, general and administrative expenses in 2002 was primarily due to increased sales levels. Selling, general and administrative expenses included additional bad debt expense for Kmart Corporation accounts receivable of $10.4 million and $11.0 million in 2002 and 2001, respectively. Restructuring and impairment charges of $6.6 million and $5.0 million were incurred in 2002 and 2001, respectively, related to the Company’s Eight-Point Plan, as previously discussed.

Operating earnings for the year ended December 31, 2002 were $122.3 million, or 6.8% of sales, and increased $7.0 million, or 6.1%, compared with operating earnings of $115.3 million, or 6.5% of sales, for 2001. Included in operating earnings for the years ended December 31, 2002 and 2001 were costs related to restructuring initiatives of $18.2 million and $18.7 million, respectively, as previously discussed. The increase in operating earnings in 2002 resulted from higher sales levels and reduced raw material costs that more than offset increased promotional activity, increased royalties, increased pension expense and under-absorbed overhead due to production curtailment, as well as increased selling, general and administrative expenses.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

Results of Operations—Continued

2002 Compared with 2001—Continued

Interest Expense. Interest expense for the year ended December 31, 2002 of $135.5 million decreased $6.1 million compared with interest expense for the year ended December 31, 2001. The decrease in interest expense was due primarily to lower average debt levels and lower average interest rates on the Company’s variable rate bank debt.

Other Expense-Net. Other expense-net decreased $9.7 million for the year ended December 31, 2002 to $6.6 million from $16.3 million for the year ended December 31, 2001. Charges in 2002 included amortization of deferred financing fees of $9.6 million that were offset by miscellaneous income items including $1.8 million from an unconsolidated subsidiary, and $1.2 million from gain on sale of assets. The decline in 2002 reflects the absence of charges from 2001 including a $7.5 million non-cash charge to adjust to market value its basis in an unconsolidated limited liability corporation, $2.3 million in charges for cotton derivatives in accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, and also included the amortization of deferred financing fees of $6.9 million, less certain miscellaneous items.

Income Tax Expense (Benefit). The Company’s effective tax rate differed from the federal statutory rate primarily due to state income taxes and non-deductible items.

Net Loss. Net loss for fiscal year 2002 was $12.7 million, or a loss of $0.25 per share diluted, and net loss for 2001 was $27.3 million, or a loss of $0.55 per share diluted. Included in net loss for the years ended December 31, 2002 and 2001 were costs related to restructuring initiatives, net of taxes, of $11.7 million and $11.9 million, respectively, as previously discussed.

Diluted per share amounts are based on 49.7 million and 49.6 million average shares outstanding for 2002 and 2001, respectively.

2001 Compared with 2000

Net Sales. Net sales for the year ended December 31, 2001 decreased $50.8 million, or 2.8%, to $1,765.1 million compared with net sales of $1,815.9 million for the year ended December 31, 2000. The decrease resulted from difficult conditions at retail for all of 2001 that caused a decline in sales across all product categories with the exception of basic bedding accessories. Sales were also negatively impacted by increased promotional pricing activity due to the weak retail sales environment.

For the year ended December 31, 2001, bed products sales were $1,024.3 million compared with $1,054.0 million in 2000, bath products sales were $524.0 million compared with $551.8 million in 2000 and other sales (consisting primarily of sales from the Company’s mill stores and foreign operations) were $216.9 million compared with $210.1 million in 2000.

Gross Earnings/Margins. Gross earnings for the year ended December 31, 2001 of $378.3 million decreased $10.1 million, or 2.6%, compared with $388.4 million for 2000 and reflect gross margins of 21.4% in both 2001 and 2000. Included in gross earnings for the years ended December 31, 2001 and 2000 were costs related to restructuring initiatives of $13.7 million and $85.3 million, respectively, as previously discussed. Gross earnings deteriorated in 2001 due to increased raw material costs, primarily cotton, and a weakness in retail markets that resulted in increased promotional activity and lower sales that necessitated selected production downtime and resulted in under absorption of fixed costs, partially offset by lower costs related to restructuring initiatives in 2001 compared to 2000.

Operating Earnings/Margins. Selling, general and administrative expenses increased $13.7 million, or 5.6%, in 2001 compared with 2000, and as a percentage of net sales represent 14.6% in 2001 and 13.5% in 2000. The increase in selling, general and administrative expenses in 2001 was primarily due to increased bad debt expense and expenses associated with the acquired Chatham blanket unit that were partially offset by reduced litigation reserves. Restructuring and impairment charges of $5.0 million and $109.2 million were incurred in 2001 and 2000, respectively, related to the Company’s Eight-Point Plan, as previously discussed.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

Results of Operations—Continued

2001 Compared with 2000—Continued

Operating earnings for the year ended December 31, 2001 were $115.3 million, or 6.5% of sales, and increased $80.4 million, compared with operating earnings of $34.9 million, or 1.9% of sales, for 2000. Included in operating earnings for the years ended December 31, 2001 and 2000 were costs related to restructuring initiatives of $18.7 million and $194.5 million, respectively, as previously discussed. The increase in operating earnings in 2001 resulted from lower costs related to restructuring initiatives, partially offset by increased raw material costs and a weakness in retail markets that resulted in increased promotional activity and lower sales that necessitated selected production downtime and resulted in under absorption of fixed costs, as well as increased selling, general and administrative expenses.

Interest Expense. Interest expense for the year ended December 31, 2001 of $141.6 million increased $19.3 million compared with interest expense for the year ended December 31, 2000. The increase in interest expense was due primarily to higher average debt levels and higher average interest rates on the Company’s variable rate bank debt and Second-Lien Facility.

Other Expense-Net. Other expense-net increased $4.9 million for the year ended December 31, 2001 to $16.3 million from $11.4 million for the year ended December 31, 2000. Included in other expense-net for the year ended December 31, 2000 were costs related to restructuring initiatives of $8.7 million, as previously discussed. Other expense-net in 2001 was comprised of a $7.5 million non-cash charge to adjust to market value its basis in an unconsolidated limited liability corporation, $2.3 million in charges for cotton derivatives in accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, and also included the amortization of deferred financing fees of $6.9 million, less certain miscellaneous items. Other expense-net in 2000 included the amortization of deferred financing fees of $3.2 million, less certain miscellaneous items, plus costs associated with the Company’s Eight-Point Plan of $8.7 million. The primary asset of the limited liability corporation was an airplane that was sold during the year for less than its book value and generated $3.3 million in cash.

Income Tax Expense (Benefit). The Company’s effective tax rate differed from the federal statutory rate primarily due to state income taxes and non-deductible items.

Net Loss. Net loss for fiscal year 2001 was $27.3 million, or a loss of $0.55 per share diluted, and net loss for 2000 was $63.3 million or a loss of $1.28 per share diluted. Included in net loss for the years ended December 31, 2001 and 2000 were costs related to restructuring initiatives, net of taxes, of $11.9 million and $130.1 million, respectively, as previously discussed.

Diluted per share amounts are based on 49.6 million average shares outstanding for both the 2001 and 2000 periods, respectively.

Critical Accounting Policies and Estimates

These policies are considered “critical” because they have the potential to have a material impact on the Company’s financial statements, and because they require judgments and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

The Company’s Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions. See Note 1 — Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. Management believes that the following are some of the more critical judgment areas in the application of the Company’s accounting policies that currently affect financial condition and results of operations.

Basis of Presentation. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business. The Company is currently operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code, and its continuation as a going concern is contingent upon, among other things, its ability to gain approval of the plan of reorganization by the requisite parties under the Bankruptcy Code and be confirmed by the Bankruptcy Court, comply with the DIP Credit Agreement, return to profitability, generate

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

Critical Accounting Policies and Estimates—Continued

sufficient cash flows from operations and obtain financing sources to meet future obligations. There is no assurance that the Company will be able to achieve any of these results. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

The Company’s consolidated financial statements do not reflect adjustments that may be made in accordance with AICPA Statement of Position 90-7 (“Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”) (“SOP 90-7”), which the Company will adopt for its financial reporting in periods ending after June 1, 2003 assuming that the Company will continue as a “going concern”. In the Chapter 11 proceedings, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 proceedings are segregated and classified as Liabilities Subject to Compromise in the consolidated balance sheet under SOP 90-7. The ultimate amount of and settlement terms for such liabilities are subject to an approved plan of reorganization and, accordingly, are not presently determinable. Pursuant to SOP 90-7, professional fees associated with the Chapter 11 proceedings will be expensed as incurred and reported as reorganization costs. Also, interest expense will be reported only to the extent that it will be paid during the pendency of the Chapter 11 proceedings or if or when it is probable that it will be an allowed claim.

Accounts Receivable. The Company maintains returns and allowances reserves as well as reserves for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The estimation process requires management to make assumptions based on historical results, future expectations, the economic and competitive environment, changes in credit worthiness of customers, and other relevant factors. Changes in these key assumptions can have a significant impact on ultimate cash collections.

The Company believes that the accounting estimate related to the establishment of the allowance for doubtful accounts and the associated provisions in the results of operations is a “critical accounting estimate” because: (1) it requires Company management to make assumptions about the future collectibility of current balances due, as well as the future economic viability of the Company’s customer base; and (2) the impact of changes in actual collections versus these estimates could have a material impact on the Company’s financial statements. In selecting these assumptions, the Company uses historical trending of write-offs, returns and allowances, overdue status and credit ratings of its customers, estimates of ultimate recoverability from customers in bankruptcy, and other current market indicators about general economic conditions that might impact the collectibility of accounts.

During 2001, the Company recorded $11.0 million of bad debt expense to increase its allowance for doubtful accounts as a result of the January 22, 2002 bankruptcy filing of Kmart. As a result of the further deterioration of Kmart’s financial condition during 2002, the Company recorded additional bad debt expense of $10.4 million related to its Kmart pre-petition receivables. Management believes that its estimates are conservative; however, if the financial condition of the Company’s customers (including, but not limited to Kmart) were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories. The Company maintains market reserves for estimated obsolete, excess, aged or off-quality inventories in order to properly state inventories at lower of cost or market (net realizable value). Differences between the cost of inventory and the estimated market value are based upon assumptions about future demand, channels of distribution, and market conditions. Changes in these market assumptions can have a significant impact on the estimated net realizable value of inventories.

The Company believes that the accounting estimates related to the establishment of inventory market reserves and the associated provisions in the results of operations is a “critical accounting estimate” because: (1) it requires Company management to make assumptions about future product demand and overall sales prices; and (2) the impact of changes in realized sales prices versus these estimates could have a material impact on the Company’s financial statements. In selecting these assumptions, the Company uses historical trending of write-downs, and other current market indicators about general economic conditions that might impact the realizability of inventories. As a result of our consideration of these factors, during 2002, the Company recorded $10.5 million of inventory write-downs primarily related to its retail stores as a result of restructuring initiatives and poor economic conditions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

Critical Accounting Policies and Estimates—Continued

Additional inventory write-downs of $74.2 million were recorded in 2000 under the Eight-Point Plan as a result of decreased market demand and overall rationalization efforts. Management believes that its estimates are conservative; however, if market conditions were to deteriorate, resulting in a markdown of sales prices, additional reserves may be required.

Long-lived Asset Recovery. A significant portion of the Company’s total assets consists of long-lived assets, consisting primarily of property, plant and equipment (“PP&E”) and goodwill. Changes in the Company’s intended use of these assets, as well as changes in broad economic or industry factors, may cause the estimated period of use or the value of these assets to change.

PP&E are evaluated for impairment whenever indicators of impairment exist. Accounting standards require that if an impairment indicator is present, the Company must assess whether the carrying amount of the asset is unrecoverable by estimating the sum of the future cash flows expected to result from the asset, undiscounted and without interest charges. If the carrying amount is less than the recoverable amount, an impairment charge must be recognized, based on the fair value of the asset.

The Company believes that the accounting estimate related to asset impairment is a “critical accounting estimate” because: (1) it requires Company management to make assumptions about future revenues and costs of sales over the life of the asset; and (2) the impact of recognizing an impairment could be material to the Company’s financial statements. Management’s assumptions about future revenues and cost of sales require significant judgment and could differ from actual results due to changing market conditions and overall product demand.

During 2002 and 2000, the Company identified certain PP&E that became impaired as a result of restructuring initiatives and related plant closures. The writedown of PP&E during 2002 and 2000 resulted in a total of $4.4 million and $66.8 million of PP&E being impaired, respectively. These impairments represent less than 1% and 9% of consolidated net PP&E as of December 31, 2002 and December 31, 2000, respectively.

Goodwill. Goodwill is reviewed at least annually for impairment, or more frequently if indicators of impairment exist. Goodwill impairment is tested by comparing the net book value of the reporting unit to fair value. The Company believes that the accounting estimate related to goodwill is a “critical accounting estimate” because: (1) it requires Company management to make assumptions about fair values, and (2) the impact of recognizing an impairment could be material to the financial statements.

Management completed an impairment analysis of goodwill in the fourth quarter of 2002. This test was performed internally, and entity fair value was estimated using quoted market prices of the Company’s equity and debt securities. As of December 31, 2002, no impairment existed.

Legal Reserves. We are a party to legal proceedings with respect to a variety of matters in the ordinary course of business. Except as described in Note 10 to the consolidated financial statements included herein, the Company does not believe that any legal proceedings to which it is a party would have a material adverse impact on its business or prospects.

In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, the Company accrues legal costs that are expected to be incurred to defend against certain litigation. Estimates of legal reserves are determined in consultation with outside counsel. The Company believes that the accounting estimate related to legal reserves is a “critical accounting estimate” because: (1) it requires management to make estimates of the ultimate legal liability to defend a case, and (2) changes in the estimated amount or timing of legal costs can significantly impact results of operations. Outside of foreseeable legal costs, if it is not currently possible to estimate the impact, if any, that the ultimate resolution of legal proceedings will have on our financial statements, no accrual is made, consistent with Statement 5.

Employee Benefit Plan Assumptions. Retirement benefits are a significant cost of doing business for the Company and represent obligations that will be settled far in the future. Retirement benefit accounting is intended to reflect the recognition of the future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made by the Company. The accounting requires that management make assumptions regarding such variables as the return on assets, the discount rate and future health care costs. Changes in these key assumptions can have a significant impact on the projected benefit obligation and periodic benefit cost incurred by the Company.

The Company believes that the accounting estimate related to retirement benefit accounting is a “critical accounting estimate” because: (1) it requires Company management to make assumptions about discount rates, future health care costs, and future

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Continued

Critical Accounting Policies and Estimates—Continued

return on assets funding the obligation; and (2) the impact of changes in actual performance versus these estimates would have on the projected benefit obligation reported on our balance sheet and the benefit cost could be material. The method of determining pension obligations requires assumptions concerning market performance. Market performance has fluctuated in the recent past and could have continued volatility in the future. In selecting these assumptions, the Company uses historical experience as well as objective indices as benchmarks, and tests the benchmarks against historical industry data on these assumptions provided by an independent actuary.

An increase in the discount rate and in the expected return on assets would reduce the reported benefit obligations and benefit costs. In contrast, if the discount rate in 2002 were 25 basis points lower, it would generate an $8.0 million increase in the benefit obligations reported on the balance sheet, and a $1.5 million increase in the benefit costs. Similarly, if the expected return on assets assumption were 25 basis points lower, it would generate a $0.7 million increase in the benefit costs. Reasonable changes in the estimate of health care cost assumptions would not materially affect the benefit obligations or related benefit costs for a single year.

Effects of Inflation

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability.

Liquidity and Capital Resources

So long as the Company remains under the protection of Chapter 11 of the U.S. Bankruptcy Code, its principal sources of liquidity are expected to be cash generated from its operations and funds available under the DIP Credit Agreement. The maximum commitment under the DIP Credit Agreement is $300 million, of which as of June 3, 2003, the Company has access to $175 million under an interim order of the Bankruptcy Court. For additional information about the DIP Credit Agreement, see “-DIP Credit Agreement” above.

During the pendency of its Chapter 11 proceedings, the Company’s principal uses of cash will be administrative expenses of the proceedings, operating expenses and debt service (including both interest payments under the DIP Credit Agreement and whatever payments may be made in respect of pre-petition debt).

Adequacy of Capital Resources

As a result of the uncertainty surrounding the Company’s current circumstances, it is difficult to predict the Company’s actual liquidity needs and sources at this time. However, based on current and anticipated levels of operations, and efforts to effectively manage working capital, the Company anticipates that its cash flows from operations, together with cash on hand, cash generated from asset sales, and amounts available under the DIP Credit Agreement, will be adequate to meet its anticipated cash requirements during the pendency of the Chapter 11 proceedings.

In the event that cash flows and available borrowings under the DIP Credit Agreement are not sufficient to meet future cash requirements, the Company may be required to reduce planned capital expenditures, sell assets or seek additional financing. The Company can provide no assurances that reductions in planned capital expenditures or proceeds from asset sales would be sufficient to cover shortfalls in available cash or that additional financing would be available or, if available, offered on acceptable terms.

As a result of the Chapter 11 proceedings, the Company’s access to additional financing is, and for the foreseeable future will likely continue to be, very limited. The Company’s long-term liquidity requirements and the adequacy of the Company’s capital resources are difficult to predict at this time, and ultimately cannot be determined until a plan of reorganization has been developed and confirmed by the Bankruptcy Court in connection with the Chapter 11 proceedings.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

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

At December 31, 2002 and 2001, the Company, in its normal course of business, had entered into various commodity futures contracts and forward purchase commodity contracts. Based on year-end forward cotton prices, the Company’s futures contracts and forward purchase contracts at December 31, 2002 (which covered a portion of its 2003 needs) had a net deferred gain of approximately $4.0 million. At December 31, 2001, the net deferred loss was approximately $3.8 million. During the first and second quarters of 2001, the fair value of certain cotton options then outstanding which did not qualify for hedge accounting in the amount of $2.3 million was classified as Other expense-net.

Based on a sensitivity analysis for commodities that assumes a decrease of 10% in such commodity prices, the hypothetical net deferred loss for the combined commodity positions at December 31, 2002 is estimated to be approximately $3.7 million ($8.1 million at December 31, 2001). Actual commodity price volatility is dependent on many varied factors impacting supply and demand that are impossible to forecast. Therefore, actual changes in fair value over time could differ substantially from the hypothetical change disclosed above.

Interest Rate Risk. At December 31, 2002 and 2001, the Company’s floating interest rate debt outstanding was $612.8 million (of which $165.0 million was the Second-Lien Facility) and $672.5 million (of which $165.0 million was the Second-Lien Facility), respectively. A 100 basis point increase in market rates would increase interest expense and decrease income before income taxes by approximately $4.5 million and $5.1 million for the years ended December 31, 2002 and 2001, respectively. The amount was determined by calculating the effect of the hypothetical interest rate change on the Company’s floating interest rate debt excluding the Second-Lien Facility. Based on market rates at December 31, 2002 and 2001, a 100 basis point increase in market rates would not increase the minimum interest rate under the Second-Lien Facility.

The fair market value of long-term fixed interest rate debt is also subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair market value of the Company’s total long-term fixed interest rate debt at December 31, 2002 was approximately $300.5 million, which was below its carrying value by approximately $699.5 million. At December 31, 2001, the estimated fair market value of the Company’s long-term fixed interest rate debt was approximately $312.3 million, which was below its carrying value by approximately $687.7 million. A hypothetical 100 basis point decrease in the prevailing interest rates at December 31, 2002 would result in an increase in the fair market value of total long-term fixed interest rate debt by approximately $2.6 million ($8.6 million at December 31, 2001). Fair market values are determined from quoted market prices where available or based on estimates.

Item 8. Financial Statements and Supplementary Data

Consolidated Financial Statements for the years ended December 31, 2002, 2001 and 2000

Report of Ernst & Young LLP, Independent Auditors	28
Consolidated Balance Sheets	29 - 30
Consolidated Statements of Operations	31
Consolidated Statements of Stockholders’ Equity (Deficit)	32
Consolidated Statements of Cash Flows	33
Notes to Consolidated Financial Statements	34 - 60

Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Stockholders
WestPoint Stevens Inc.

We have audited the accompanying consolidated balance sheets of WestPoint Stevens Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WestPoint Stevens Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that WestPoint Stevens Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, on June 1, 2003, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). The Company is currently operating its business under the jurisdiction of Chapter 11 and the United States Bankruptcy Court in the Southern District of New York (the “Bankruptcy Court”), and continuation of the Company is contingent upon, among other things, the ability to formulate a plan of reorganization which will be approved by the requisite parties under the United States Bankruptcy Code and be confirmed by the Bankruptcy Court, the ability to comply with its debtor-in-possession financing facility, obtain adequate financing sources, and the Company’s ability to generate sufficient cash flows from operations to meet its future obligations. In addition, the Company has experienced recurring net losses and has maintained a net capital deficiency in 2002, 2001, and 2000. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 1 to the financial statements, in 2002 the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Also, as discussed in Notes 1 and 8 to the financial statements, in 2001 the Company changed its method of accounting for derivative instruments and hedging activities to conform to Statement of Financial Accounting Standards No. 133, Derivative Instruments and Hedging Activities.

     /s/Ernst & Young LLP

Atlanta, Georgia
February 3, 2003, except for
Note 2 and paragraphs 1, 4, 5,
9 and 11 in Note 3, as to which
the date is June 2, 2003

WESTPOINT STEVENS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,

	2002	2001

Assets
Current Assets
Cash and cash equivalents	$1,096	$3,170
Accounts receivable (less allowances of $40,847 and $33,573, respectively)	107,751	105,136
Inventories	368,743	397,192
Prepaid expenses and other current assets	33,111	29,613

Total current assets	510,701	535,111
Property, Plant and Equipment
Land	6,754	6,765
Buildings and improvements	359,395	359,014
Machinery and equipment	1,032,299	1,008,713
Leasehold improvements	12,777	12,320

	1,411,225	1,386,812
Less accumulated depreciation and amortization	(700,036)	(637,486)

Net property, plant and equipment	711,189	749,326
Other Assets
Deferred financing fees (less accumulated amortization of $24,237 and $14,680, respectively)	25,883	32,879
Other assets	3,134	4,243
Goodwill (less accumulated amortization of $4,488)	46,298	47,288

Total other assets	75,315	84,410

	$1,297,205	$1,368,847

See accompanying notes.

WESTPOINT STEVENS INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,

	2002	2001

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Senior Credit Facility (Note 3)	$447,795	$107,501
Long-Term Debt (Note 3)	1,165,000	—
Accrued interest payable	3,949	3,856
Accounts payable	57,357	67,218
Accrued employee compensation	22,623	21,166
Accrued customer incentives	31,774	31,577
Other accrued liabilities	59,121	61,723

Total current liabilities	1,787,619	293,041

Long-Term Debt	—	1,565,000

Noncurrent Liabilities
Deferred income taxes	158,244	182,822
Pension and other liabilities	156,989	106,351

Total noncurrent liabilities	315,233	289,173
Stockholders’ Equity (Deficit)
Common Stock and capital in excess of par value:
Common Stock, $.01 par value; 200,000,000 shares authorized; 71,099,649 shares issued	408,991	395,903
Accumulated deficit	(693,652)	(680,789)
Treasury stock; 21,448,992 and 21,528,567 shares at cost, respectively	(417,964)	(418,781)
Accumulated other comprehensive income (loss)	(99,581)	(69,386)
Unearned compensation	(3,441)	(5,314)

Total stockholders’ equity (deficit)	(805,647)	(778,367)

	$1,297,205	$1,368,847

See accompanying notes.

WESTPOINT STEVENS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,

	2002		2001		2000

Net sales		$1,811,357		$1,765,146	$1,815,870
Cost of goods sold		1,417,784		1,386,804	1,427,447

Gross earnings		393,573		378,342	388,423
Selling, general and administrative expenses		264,650		258,007	244,278
Restructuring and impairment charge		6,634		5,008	109,199

Operating earnings		122,289		115,327	34,946
Interest expense		135,476		141,606	122,287
Other expense-net		6,592		16,294	11,419

Loss from operations before income tax benefit		(19,779)		(42,573)	(98,760)
Income tax benefit		(7,120)		(15,225)	(35,450)

Net loss		$(12,659)		$(27,348)	$(63,310)

Basic net loss per common share		$(.25)		$(.55)	$(1.28)

Diluted net loss per common share	$	( .25)	$	( .55)	$(1.28)

Basic average common shares outstanding		49,667		49,606	49,635

Diluted average common shares outstanding		49,667		49,606	49,635

See accompanying notes.

WESTPOINT STEVENS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

		Common
		Stock
		and Capital
		in				Accumulated
		Excess of	Treasury Stock			Other
	Common	Par			Accumulated	Comprehensive	Unearned
	Shares	Value	Shares	Amount	Deficit	Income (Loss)	Compensation	Total

Balance, January 1, 2000	71,100	$361,504	(18,859)	$(363,972)	$(484,378)	$(2,112)	$(9,062)	$(498,020)

Comprehensive income (loss):
Net loss	—	—	—	—	(63,310)	—	—	(63,310)
Foreign currency translation adjustment	—	—	—	—	—	338	—	338

Comprehensive income (loss)								(62,972)

Exercise of management stock options including tax benefit	—	4,148	754	5,251	—	—	—	9,399
Issuance of stock pursuant to Stock Bonus Plan including tax benefit	—	1,858	248	2,602	—	—	—	4,460
Issuance of restricted stock	—	5	2	14	—	—	(19)	—
Amortization of compensation	—	—	—	—	—	—	1,883	1,883
Purchase of treasury shares	—	—	(3,831)	(64,316)	—	—	—	(64,316)
Cash dividends	—	—	—	—	(103,253)	—	—	(103,253)
Stock dividends pursuant to Stock Bonus Plan	—	—	—	—	(2)	—	—	(2)

Balance, December 31, 2000	71,100	367,515	(21,686)	(420,421)	(650,943)	(1,774)	(7,198)	(712,821)

Comprehensive income (loss):
Net loss	—	—	—	—	(27,348)	—	—	(27,348)
Minimum pension liability adjustment, net of tax of $37,494	—	—	—	—	—	(66,655)	—	(66,655)
Foreign currency translation adjustment	—	—	—	—	—	(60)	—	(60)
Cash flow hedges:
Cumulative effect of change in accounting, net of tax of $544	—	—	—	—	—	(968)	—	(968)
Net derivative gains, net of tax of $38	—	—	—	—	—	71	—	71

Comprehensive income (loss)								(94,960)

Issuance of stock pursuant to Stock Bonus Plan including tax expense	—	1,589	146	1,565	—	—	—	3,154
Issuance of Restricted Stock	—	(19)	11	75	—	—	(76)	(20)
Amortization of compensation	—	—	—	—	—	—	1,960	1,960
Net operating loss benefit	—	26,818	—	—	—	—	—	26,818
Cash dividends	—	—	—	—	(2,015)	—	—	(2,015)
Stock dividends pursuant to Stock Bonus Plan	—	—	—	—	(483)	—	—	(483)

Balance, December 31, 2001	71,100	395,903	(21,529)	(418,781)	(680,789)	(69,386)	(5,314)	(778,367)

Comprehensive income (loss):
Net loss	—	—	—	—	(12,659)	—	—	(12,659)
Minimum pension liability adjustment net of tax of $16,773	—	—	—	—	—	(29,820)	—	(29,820)
Foreign currency translation adjustment	—	—	—	—	—	(2,765)	—	(2,765)
Cash flow hedges:
Net derivative gains, net of tax of $1,346	—	—	—	—	—	2,390	—	2,390

Comprehensive income (loss)								(42,854)

Issuance of stock pursuant to Stock Bonus Plan including tax expense	—	822	72	765	—	—	—	1,587
Issuance of Restricted Stock	—	(34)	8	52	—	—	(18)	—
Amortization of compensation	—	—	—	—	—	—	1,891	1,891
Net operating loss benefit	—	12,300	—	—	—	—	—	12,300
Stock dividends pursuant to Stock Bonus Plan	—	—	—	—	(204)	—	—	(204)

Balance, December 31, 2002	71,100	$408,991	(21,449)	$(417,964)	$(693,652)	$(99,581)	$(3,441)	$(805,647)

See accompanying notes.

WESTPOINT STEVENS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(12,659)	$(27,348)	$(63,310)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and other amortization	79,225	83,920	80,775
Deferred income taxes	(979)	(10,441)	(41,735)
Changes in assets and liabilities excluding the effect of acquisitions, dispositions and the Trade Receivables Program:
Accounts receivable	(4,815)	(14,453)	228
Inventories	28,449	14,640	39,785
Prepaid expenses and other current assets	2,886	3,606	(6,697)
Accrued interest payable	93	(878)	398
Accounts payable and other accrued liabilities	(7,946)	(29,754)	(4,605)
Other-net	10,940	12,377	(9,562)
Non-cash component of restructuring and impairment charge	4,445	—	90,478

Total adjustments	112,298	59,017	149,065

Net cash provided by operating activities	99,639	31,669	85,755

Cash flows from investing activities:
Capital expenditures	(46,231)	(60,524)	(76,742)
Net proceeds from sale of assets	2,024	1,253	624
Purchase of business	—	(8,363)	—

Net cash used for investing activities	(44,207)	(67,634)	(76,118)

Cash flows from financing activities:
Senior Credit Facility:
Borrowings	794,581	1,231,132	1,337,785
Repayments	(854,287)	(1,351,480)	(1,174,739)
Trade Receivables Program	2,200	12,600	(14,000)
Proceeds from issuance of Common Stock	—	—	8,891
Purchase of Common Stock for treasury	—	—	(64,316)
Cash dividends paid	—	(2,015)	(103,253)
Proceeds from Second-Lien Facility	—	165,000	—
Fees associated with refinancing	—	(16,269)	—

Net cash provided by (used for) financing activities	(57,506)	38,968	(9,632)

Net increase (decrease) in cash and cash equivalents	(2,074)	3,003	5
Cash and cash equivalents at beginning of period	3,170	167	162

Cash and cash equivalents at end of period	$1,096	$3,170	$167

See accompanying notes.

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business. WestPoint Stevens Inc. (the “Company”) is a manufacturer and marketer of bed and bath products, including sheets, pillowcases, comforters, blankets, bedspreads, pillows, mattress pads, towels and related products. The Company conducts its operations in the consumer home fashions (bed and bath products) industry.

Basis of Presentation. The Company’s consolidated financial statements are prepared on a “going concern” basis. See Note 2 — Chapter 11 Filing — for a further discussion.

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

During the fourth quarter of 2001, the Company recorded bad debt expense of $7.0 million, net of taxes, related to the write-down of receivables as a result of Kmart Corporation’s bankruptcy filing in January 2002. The Company also reviewed its litigation exposures and other contingency issues, and as a result of favorable litigation settlements in 2001 and other evaluations reduced its reserves for related exposures by approximately $5.0 million, net of taxes, during the fourth quarter of 2001.

During 2002, the Company recorded additional bad debt expense related to Kmart Corporation’s bankruptcy filing of $6.6 million net of taxes resulting from January shipments to Kmart before the bankruptcy filing date and lower estimates of recoverable amounts.

Concentrations of Credit Risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable.

The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company’s investment strategy.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company’s customer base; however, as of December 31, 2002, substantially all of the Company’s receivables were from companies in the retail industry. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral.

Cash and Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments (consisting primarily of commercial paper and certificates of deposit) totaling approximately $1.1 million and $3.2 million are included in cash and cash equivalents at December 31, 2002 and 2001, respectively. These investments are carried at cost, which approximates market value.

Inventories. Inventory costs include material, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value). At December 31, 2002 and 2001, approximately 87.4% and 77.8%, respectively, of the Company’s inventories are valued at the lower of cost or market using the “dollar value” last-in, first-out (“LIFO”) method. The remaining inventories (approximately $46.3 million and $88.3 million at December 31, 2002 and 2001, respectively) are valued at the lower of cost or market using substantially the first-in, first-out method.

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Summary of Significant Accounting Policies—Continued

Inventories consisted of the following (in thousands of dollars):

	December 31,

	2002	2001

Finished goods	$142,484	$176,043
Work in process	174,460	170,854
Raw materials and supplies	51,799	50,295
LIFO reserve	—	—

	$368,743	$397,192

Property, Plant and Equipment. As a result of the adoption of Fresh Start reporting, as of September 30, 1992, property, plant and equipment were adjusted to their estimated fair values and historical accumulated depreciation was eliminated. Additions since September 30, 1992 are stated at cost.

Depreciation is computed over estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting. Depreciation expense was approximately $79.2 million, $82.6 million and $79.2 million in the years ended December 31, 2002, 2001 and 2000, respectively.

Estimated useful lives for property, plant and equipment are as follows:

Buildings and improvements	10 to 40 Years
Machinery and equipment	3 to 18 Years
Leasehold improvements	Lease Terms

Derivatives. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement 137 and Statement 138. As discussed further in Note 8, the 2002 and 2001 Consolidated Financial Statements were prepared in accordance with the provisions of Statement 133. Prior years’ financial statements have not been restated. As required by Statement 133, the 2000 Consolidated Financial Statements were prepared in accordance with the applicable professional literature for derivatives and hedging instruments in effect at that time. See Note 8 — Derivatives.

Income Taxes. The Company accounts for income taxes under Statement No. 109, Accounting for Income Taxes. Under Statement 109, deferred income taxes are provided at the enacted marginal rates on the differences between the financial statement and income tax bases of assets and liabilities. See Note 6 — Income Taxes.

Pension Plans. The Company has defined benefit pension plans covering essentially all employees. The benefits are based on years of service and compensation. The Company’s practice is to fund amounts that are required by the Employee Retirement Income Security Act of 1974. See Note 4 — Employee Benefit Plans.

The Company also sponsors an employee savings plan covering eligible employees who elect to participate. Participants in this plan make contributions as a percent of earnings. The Company matches certain amounts of employee contributions. See Note 4 — Employee Benefit Plans — Retirement Savings Plan.

Other Employee Benefits. The Company accounts for post-retirement and post-employment benefits in accordance with Statement No. 106, Employer’s Accounting for Post Retirement Benefits Other Than Pensions and Statement No. 112, Employer’s Accounting for Postemployment Benefits. See Note 4 — Employee Benefit Plans — Other Post-Retirement Benefit Plans.

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Summary of Significant Accounting Policies—Continued

Stock-Based Compensation. The Company grants stock options for a fixed number of shares in accordance with certain of its benefit plans. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants if the exercise price is equal to or more than the fair value of the shares at the date of grant. Pro forma information regarding net income and earnings per share, as calculated under the provisions of Statement No. 123, Accounting for Stock-Based Compensation, are disclosed in Note 7 — Stockholders’ Equity (Deficit).

Fair Value Disclosures. Cash and cash equivalents: The carrying amounts reported in the balance sheets for cash and cash equivalents approximate its fair value.

Accounts receivable and accounts payable: The carrying amounts reported in the balance sheets for accounts receivable and accounts payable approximate their fair value.

Long-term and short-term debt: The fair value of the Company’s outstanding debt is estimated based on the quoted market prices for the same issues where available or based on estimates. The fair value of the $1,612.8 million and $1,672.5 million of outstanding debt at December 31, 2002 and 2001 was approximately $848.0 million and $908.7 million, respectively.

Goodwill and Other Intangible Assets. Effective January 1, 2002, the Company adopted the requirements of Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their remaining useful lives.

The Company applied Statement 142 beginning in the first quarter of 2002. The Company is required to test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In accordance with Statement 142, the Company was required to perform the first step of the required January 1, 2002 impairment test of goodwill by June 30, 2002. The Company has completed the transitional goodwill impairment test required and determined that there currently is no impairment of its recorded goodwill balances. The Company performed the required annual goodwill impairment test during the fourth quarter of 2002 and further determined that there currently is no impairment to its recorded goodwill balances.

The changes in the carrying amount of goodwill for the years ended 2002, 2001 and 2000 are summarized as follows (in thousands):

Balance at December 31, 1999	$69,433
Restructuring and impairment charge	(21,738)
Amortization expense	(1,529)

Balance at December 31, 2000	46,166
Business acquired	2,417
Amortization expense	(1,295)

Balance at December 31, 2001	47,288
Contingent consideration received for business acquired	(990)

Balance at December 31, 2002	$46,298

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Summary of Significant Accounting Policies—Continued

A reconciliation of net loss and loss per common share, adjusted to exclude goodwill amortization expense, net of tax, for the periods prior to adoption is as follows (in thousands, except per share data):

	Year Ended December 31,

	2002	2001	2000

Net loss	$(12,659)	$(27,348)	$(63,310)
Amortization of goodwill, net of tax	—	932	1,082

Adjusted net loss	$(12,659)	$(26,416)	$(62,228)

Earnings (loss) per common share:
Basic:
Net loss	$(.25)	$(.55)	$(1.28)
Amortization of goodwill, net of tax	—	.02	.02

Adjusted earnings (loss)	$(.25)	$(.53)	$(1.26)

Diluted:
Net loss	$(.25)	$(.55)	$(1.28)
Amortization of goodwill, net of tax	—	.02	.02

Adjusted earnings (loss)	$(.25)	$(.53)	$(1.26)

Impairment of Long-Lived Assets. Long-lived assets, including related goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company evaluates the recoverability of its long-lived assets and related goodwill by comparing estimated future undiscounted cash flows with the asset’s carrying amount to determine if impairment exists. Impairment, if any, is then measured by comparing carrying value to market value or discounted cash flow.

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

Earnings Per Common Share. Basic and diluted earnings per share are calculated in accordance with Statement No. 128, Earnings per Share. Basic earnings per share is based on the weighted average number of common shares outstanding, and diluted earnings per share includes any dilutive effects of stock options and the Company’s stock bonus plan.

Segment Information. The Company is in one business segment, the consumer home fashions business, and follows the requirements of Statement No. 131, Disclosures about Segments of an Enterprise and Related Information.

New Accounting Pronouncements. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 142 requires that entities discontinue amortization of goodwill and assess the fair value of the net assets underlying all acquisition-related goodwill on a reporting unit basis (see Acquisitions and Goodwill above).

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for Impairment of Long-Lived Assets or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations, for a disposal of a segment of a business. The Company adopted Statement 144 on January 1, 2002 and there was no significant impact on the Company’s financial position and results of operations as a result of its adoption.

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1. Summary of Significant Accounting Policies—Continued

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). Statement 146 requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity’s commitment to an exit plan. Statement 146 also establishes fair value as the objective for initial measurement of the liability. The Company adopted the provisions of Statement 146 during the third quarter of 2002 (see Note 12 where restructuring initiatives during 2002 are discussed further), and there was no significant impact on the Company’s financial statements as a result of its adoption.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Statement 148 amends Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation. Statement 148 also amends the disclosure provisions of Statement 123 and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of Statement 123 or the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 148’s amendment of the transition and annual disclosure requirements of Statement 123 are effective for fiscal years ending after December 15, 2002. The additional disclosures required under Statement 148 have been included in Note 7. The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that upon the issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements are effective for financial statements of both interim and annual periods that end after December 15, 2002. The Company has complied with the disclosure requirements and is in the process of determining the impact, if any, of adopting the provisions for initial recognition and measurement for guarantees issued or modified after December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies that companies may need to consolidate certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. FIN 46 does not apply to qualifying special purpose entities subject to the reporting requirements of SFAS 140. For variable interest entities created before February 1, 2003, FIN 46 is applicable in the first fiscal year or interim period beginning after June 15, 2003.

2. Chapter 11 Filing

Subsequent to the end of the Company’s fiscal year, on June 1, 2003 (the “Petition Date”), the Company and several of its subsidiaries (together with the Company, the “Debtors”) filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Since that date, the Debtors have been operating as debtors-in-possession under Chapter 11. A brief chronology of the circumstances that led to such filing is set forth below.

Despite the restructuring initiatives which the Company undertook in 2000 and 2002, during 2003 the Company continued to experience financial difficulty related primarily to restrictive covenants under its Senior Credit Facility and its debt structure. The Company therefore entered into negotiations with its Senior Credit Facility lenders to amend the Senior Credit Facility to permit

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Chapter 11 Filing—Continued

certain restructuring, impairment and other charges and to revise certain financial ratios and minimum EBITDA covenants in its Senior Credit Facility. The Company and such lenders were unable to agree to amend the Senior Credit Facility and the Company continued to experience financial difficulties which led to a default under its Senior Credit Facility and Second-Lien Facility. Effective March 31, 2003, the Senior Credit Facility lenders and Second-Lien Facility lenders agreed to refrain from exercising any rights or remedies in respect of the Company’s failure to comply with financial and other covenants until June 10, 2003. As the June 10 deadline approached, the Company’s board of directors determined that, in order to be able to operate successfully in today’s market environment and compete with increasing foreign competition, it would be necessary for the Company to reduce its debt burden and de-lever its balance sheet. Thus, on May 16, 2003, the board of directors approved the retention of Rothschild Inc., an independent financial advisor, to evaluate alternatives aimed at reducing the existing debt structure and strengthening the balance sheet. After negotiations with its Senior Lenders regarding various alternatives, the Company concluded it would be in the best interests of its creditors and shareholders to effect a consensual restructuring under Chapter 11 of the Bankruptcy Code and filed its Chapter 11 petition on June 1, 2003.

The Company has reached an agreement in principle with the holders of approximately 52% of the aggregate principal amount of its Senior Notes on the terms of a financial restructuring to be implemented through the Chapter 11 process. The agreement-in-principle is subject to numerous conditions and further agreements, including the entry of an order confirming the plan of reorganization contemplated by the proposal as required by Chapter 11. Consequently, there can be no assurance that any of the transactions described in the Restructuring Proposal will be undertaken or consummated.

On June 2, 2003, the Bankruptcy Court approved a series of the Company’s “first day” motions that will enable the Company to continue regular operations throughout the reorganization proceeding. These motions authorized, among other things, normal payment of employee salaries, wages and benefits; continued participation in workers’ compensation insurance programs; payment to vendors for post-petition delivery of goods and services; payment of certain pre-petition obligations to customers; and continued payment of utilities. The Bankruptcy Court also approved, under interim order, access to $175 million in debtor-in-possession financing for use by the Company, pursuant to a Post-Petition Credit Agreement, dated as of June 2, 2003, among WestPoint Stevens Inc. and certain of its subsidiaries, the financial institutions named therein and Bank of America, N.A. and Wachovia Bank, National Association (the “DIP Credit Agreement”).

The Company is a party to the DIP Credit Agreement that provides a facility consisting of revolving credit loans of up to $300 million (with a sublimit of $75 million for letters of credit) with a term of one year. At its option, the company may extend the term for up to two successive periods of six months each.

Advances under the DIP Credit Agreement bear interest at a fluctuating rate per annum equal to LIBOR plus a margin of 2.75% or, at the Company’s option, prime plus a margin of 0.625%. Each margin is subject to quarterly adjustments, commencing November 1, 2003, pursuant to a pricing matrix, based on average availability, having a range of 2.25% to 3.00% for LIBOR based loans and 0.25% to 1.00% for prime-based loans. The DIP Credit Agreement also has an unused line fee of 0.5% per annum, subject to quarterly adjustments as above having a range of 0.375% to 0.75%.

The DIP Credit Agreement contains a number of covenants, including among others, affirmative and negative covenants with respect to certain financial tests and other indebtedness, as well as restrictions against the declaration or payment of dividends, the making of certain intercompany advances and the disposition of assets without consent. The DIP Credit Agreement also contains Events of Default (as defined in the DIP Credit Agreement) including among others, a failure to pay the principal and interest of the obligations when due, default with respect to any Debt (as defined in the DIP Credit Agreement) and a failure by the Company to comply with any provisions of the Financing Orders (as defined in the DIP Credit Agreement).

The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, prepetition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect prepetition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. The rights of and ultimate payments by the Company under prepetition obligations may be substantially altered. This could result in claims being liquidated in the Chapter 11 proceedings at less (and possibly substantially less) than

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Chapter 11 Filing—Continued

100% of their face value. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items. The amount of the claims to be filed by the creditors could be significantly different than the amount of the liabilities recorded by the Company.

Since the Petition Date, the Debtors have conducted business in the ordinary course. Management is in the process of stabilizing the business of the Debtors and evaluating their operations as part of the development of a plan of reorganization. The Debtors may seek the requisite acceptance of the plan of reorganization by impaired creditors and equity holders and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code. During the pendency of the Chapter 11 proceedings, the Debtors may, with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements. The administrative and reorganization expenses resulting from the Chapter 11 proceedings will unfavorably affect the Debtors’ results of operations. Future results of operations may also be adversely affected by other factors related to the Chapter 11 proceedings.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business. The Company is currently operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code, and its continuation as a going concern is contingent upon, among other things, its ability to gain approval of the plan of reorganization by the requisite parties under the Bankruptcy Code and be confirmed by the Bankruptcy Court, comply with the DIP Credit Agreement, return to profitability, generate sufficient cash flows from operations and obtain financing sources to meet future obligations. There is no assurance that the Company will be able to achieve any of these results. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

The Company’s consolidated financial statements included elsewhere in this Annual Report do not reflect adjustments that may occur in accordance with AICPA Statement of Position 90-7 (“Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”) (“SOP 90-7”), which the Company will adopt for its financial reporting in periods ending after June 1, 2003 assuming that the Company will continue as a “going concern”. In the Chapter 11 proceedings, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction is dependent on the outcome of the Chapter 11 proceedings will be segregated and classified as Liabilities Subject to Compromise in the consolidated balance sheet under SOP 90-7.

The ultimate amount of and settlement terms for the Company’s pre-bankruptcy liabilities are subject to the ultimate outcome of its Chapter 11 proceedings and, accordingly, are not presently determinable. Pursuant to SOP 90-7, professional fees associated with the Chapter 11 proceedings will be expensed as incurred and reported as reorganization costs. Also, interest expense will be reported only to the extent that it will be paid during the pendency of the Chapter 11 proceedings or that it is probable that it will be an allowed claim.

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Indebtedness and Financial Arrangements

Indebtedness is as follows (in thousands of dollars):

	December 31,

	2002	2001

Short-term indebtedness
Senior Credit Facility	$447,795	$107,501
Second-Lien Facility	165,000	—
7-7/8% Senior Notes due 2005	525,000	—
7-7/8% Senior Notes due 2008	475,000	—

	$1,612,795	$107,501

Long-term indebtedness
Senior Credit Facility	$—	$400,000
Second-Lien Facility	—	165,000
7-7/8% Senior Notes due 2005	—	525,000
7-7/8% Senior Notes due 2008	—	475,000

	$—	$1,565,000

The Company is a party to the DIP Credit Agreement dated June 2, 2003, among the Debtors, the financial institutions from time to time parties thereto as Lenders, Bank of America, N.A., as Administrative Agent for the Lenders and Wachovia Bank, National Association as Syndication Agent for the Lenders. The facility consists of revolving credit loans of up to $300 million (with a sublimit of $75 million for letters of credit) with a term of one year. (See Note 2 where DIP Credit Agreement is discussed further.)

At December 31, 2002, the Company’s Senior Credit Facility with certain lenders (collectively, the “Banks”) consists of a $692.1 million revolving credit facility (“Revolver”) subject to future scheduled commitment reductions and interim facility limitations, with a Revolver expiration date of November 30, 2004. During 2002 the Revolver commitment decreased $25.4 million as a result of a $25 million scheduled commitment reduction and a $0.4 million reduction related to asset dispositions. The Senior Credit Facility provides for a $25.0 million future reduction in the revolver commitment on each of the following dates: February 1, 2003, August 1, 2003 and November 1, 2003 and further provides for a $17.5 million reduction in the revolver commitment on February 1, 2004 at which time the revolver commitment will be $599.6 million, subject to adjustments related to the Trade Receivables Program and asset dispositions. Borrowing availability under the Senior Credit Facility was reduced by approximately $30.0 million of outstanding letters of credit at December 31, 2002.

During the first and second quarters of 2001, the Company’s Senior Credit Facility was amended primarily to modify certain financial ratios, add a minimum EBITDA covenant, limit restricted debt and equity payments including dividends and stock repurchases, limit capital expenditures, permit the Second-Lien Facility transaction and provide for scheduled reductions of the revolving commitment. Effective with the closing of the Second-Lien Facility, the revolving commitment was reduced to $717.5 million from $800.0 million. The 2001 amendments further provide that any increase in the Trade Receivables Program above the current $160.0 million limit, up to a $200.0 million limit, would reduce the revolving commitment under the Senior Credit Facility by a similar amount. In the third quarter of 2002, the Company’s Senior Credit Facility and Second-Lien Facility were amended primarily to permit certain restructuring, impairment and other charges, and to modify certain financial ratios and the minimum EBITDA covenant.

Effective March 31, 2003, the Senior Credit Facility was amended primarily to provide for an interim facility limitation and to add an unused commitment fee. Under the interim facility limitation, the Company’s outstanding borrowings and letters of credit under the Senior Credit Facility were limited to the following amounts for the periods indicated: $546.0 million for the period April 1, 2003 through April 26, 2003; $530.0 million for the period April 27, 2003 through May 17, 2003; and $525.0 million for the period May 18, 2003 through June 10, 2003.

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Indebtedness and Financial Arrangements—Continued

At the option of the Company and effective with the last amendment to the Senior Credit Facility, interest under the Senior Credit Facility will be payable monthly, either at the prime rate plus 5.25% or LIBOR plus 7.00%, compared to prime rate plus 2.75%, or LIBOR plus 4.50% in effect at December 31, 2002. The Company is obligated to pay a facility fee in an amount equal to 0.50% of each Bank’s commitment under the Revolver, and an unused commitment fee in an amount equal to 1.00% of the difference between the revolver commitment and the daily outstanding loans and letters of credit. The loans under the Senior Credit Facility are secured by the pledge of all the stock of the Company’s material subsidiaries and a first priority lien on substantially all of the assets of the Company, other than the Company’s accounts receivables in the Trade Receivables Program.

On June 29, 2001, the Company announced the closing of a $165.0 million Second-Lien Senior Credit Facility (“Second-Lien Facility”) with a maturity date of February 28, 2005. Net proceeds from the transaction, after payment of approximately $16.3 million of related transaction fees and expenses, were used to reduce outstanding borrowings under the Senior Credit Facility as well as provide additional liquidity for working capital and general corporate purposes. Interest under the Second-Lien Facility is payable quarterly at an interest rate of prime plus 8% increasing each quarter after June 30, 2002 by .375% but in no event less than 15%. Loans under the Second-Lien Facility are secured by a second priority lien on the assets securing the existing Senior Credit Facility. The $16.3 million of related transaction fees and expenses were capitalized as deferred financing fees and are being amortized over the remaining term of the facility.

The 7-7/8% Senior Notes due 2005 and 7-7/8% Senior Notes due 2008 (together, the “Senior Notes”) are general unsecured obligations of the Company and rank pari passu in right of payment with all existing or future unsecured and unsubordinated indebtedness of the Company and senior in right of payment to all subordinated indebtedness of the Company. The Senior Notes bear interest at the rate of 7-7/8% per annum, payable semi-annually on June 15 and December 15 of each year. The Senior Notes are redeemable, in whole or in part, at any time at the option of the Company at 100% of the principal amount thereof plus the Make-Whole Premium (as defined) plus accrued and unpaid interest, if any, to the date of purchase. In addition, in the event of a Change of Control (as defined), the Company will be required to make an offer to purchase the notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

The Company’s credit agreements contain a number of customary covenants including, among others, restrictions on the incurrence of indebtedness, transactions with affiliates, and certain asset dispositions as well as limitations on restricted debt and equity payments and capital expenditures. Certain provisions restrict debt and equity payments and require the Company to maintain certain financial ratios, a minimum interest coverage ratio, a minimum debt to EBITDA ratio, a minimum EBITDA and a minimum consolidated net worth (as defined). At December 31, 2002, the Company was in compliance with its covenants under the credit agreements.

At March 31, 2003 and prior to the petition date, the Company was not in compliance with certain of its covenants under the Senior Credit Facility and Second-Lien Facility during which time the Company engaged in active discussions with its senior lenders to obtain an amendment or waiver of such non-compliance (See Note 2 where the chronology of the circumstances causing the Company to file voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code is discussed). At December 31, 2002, the Company classified all of its outstanding debt under all of its various credit agreements as current as a result of the Company’s inability to obtain temporary waivers discussed above through the end of 2003 and the potential for the acceleration of the loans outstanding under all of its various credit agreements.

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

The Company, through a wholly-owned “bankruptcy remote” receivables subsidiary, has a Trade Receivables Program that provides for the sale of accounts receivable on a revolving basis. The receivables subsidiary, WPS Receivables Corporation (“WPSRC”) (which is not a Debtor in the Company’s current Chapter 11 proceeding), is a qualified special purpose entity and

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Indebtedness and Financial Arrangements—Continued

meets the requirements of SFAS 140. In January 2002, the Company amended and extended the maturity date of its existing Trade Receivables Program with an independent issuer of receivables backed commercial paper until January 2003. The independent issuer of receivables backed commercial paper under the Company’s Trade Receivables Program at December 31, 2002 indicated that it would not extend the maturity date of its current agreement with the Company for another year but indicated a willingness to work with the Company to effect an orderly transition to another securitization provider. On January 15, and February 10, 2003, the company announced amendments to the maturity dates of its Trade Receivables Program, extending it to February 17 and March 31, 2003, respectively. On March 28, 2003, WPSRC and the Company entered into a loan and security agreement (the “Receivables Loan Agreement”) with Congress Financial Corporation (Southern), as Agent (“Congress”), pursuant to which the lenders thereunder agreed to provide receivables backed loans as part of the Company’s Trade Receivables Program. Under the terms of the Trade Receivables Program, the Company agreed to sell on an ongoing basis, and without recourse for credit loss on the receivables, its accounts receivable portfolio to WPSRC. WPSRC used the receivables as collateral for loans pursuant to the Receivables Loan Agreement. Proceeds from the loans and collections on receivables were used by WPSRC to purchase receivables from the Company. The Company maintained the balance in the designated pool of accounts receivable sold by selling its new receivables on a revolving basis as they were created. The Receivables Loan Agreement permitted outstanding loans of up to $160.0 million against the accounts receivable portfolio. The interest payable by WPSRC on the loans under the Receivables Loan Agreement is a 2-month LIBOR rate plus 2.50%. The cost of the Trade Receivables Program is charged to selling expense in the accompanying Consolidated Statements of Operations. At December 31, 2002 and 2001, $154.8 million and $152.6 million, respectively, of accounts receivable had been sold pursuant to the Trade Receivables Program and the sale is reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets. On June 4, 2003, Congress notified WPRSC that, as a result of the Company’s Chapter 11 filing, Congress was terminating the Receivables Loan Agreement and that no further loans would be made thereunder. Congress will continue to apply proceeds of receivables previously pledged to it to reduce the obligations of WPRSC to Congress under the Receivables Loan Agreement. The Company currently believes that all outstanding loans under the Receivables Loan Agreement will be repaid in full from such proceeds. The Company is currently financing its accounts receivable through borrowings under the DIP Credit Agreement and expects to continue to do so during the pendency of its Chapter 11 proceedings.

As of December 31, 2002, the maturity of long-term debt was as follows: zero in 2003, $447.8 million in 2004, $690.0 million in 2005, zero in 2006 and 2007, and $475.0 million thereafter.

4. Employee Benefit Plans

Pension Plans

The following table sets forth data for the Company’s pension plans and amounts recognized in the accompanying Consolidated Balance Sheets at December 31, 2002 and 2001 (in thousands of dollars):

	Year Ended December 31,

	2002	2001

Change in benefit obligation:
Projected benefit obligation at beginning of year	$341,209	$323,956
Service cost	8,039	8,490
Interest cost	24,370	24,529
Plan amendments	625	—
Actuarial losses	13,352	12,619
Benefit payments	(26,607)	(28,123)
Settlements	(655)	—
Curtailments	—	(262)

Projected benefit obligation at end of year	$360,333	$341,209

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Employee Benefit Plans—Continued

Pension Plans—Continued

	Year Ended December 31,

	2002	2001

Change in plan assets:
Fair value of plan assets at beginning of year	$272,627	$305,171
Actual return on plan assets	(10,222)	(4,914)
Employer contributions	10,635	493
Benefit payments	(26,607)	(28,123)

Fair value of plan assets at end of year	$246,433	$272,627

	December 31,

	2002	2001

Funded status:
Projected benefit obligation	$(360,333)	$(341,209)
Fair value of assets	246,433	272,627

Funded status	(113,900)	(68,582)

Unrecognized amounts:
Prior service cost	554	(20)
Net actuarial losses	162,751	122,452

Total unrecognized	163,305	122,432

Prepaid pension cost at year-end	$49,405	$53,850

Amounts recognized in the Consolidated Balance Sheets:
Accrued liability	$(101,432)	$(50,420)
Intangible asset	95	121
Accumulated other comprehensive income	150,742	104,149

Net amount recognized	$49,405	$53,850

The accumulated benefit obligation and the fair value of assets for pension plans with accumulated benefit obligations in excess of plan assets were $347.8 million and $246.4 million, respectively, as of December 31, 2002, and $323.0 million and $272.6 million, respectively, as of December 31, 2001.

	December 31,

	2002	2001

Weighted average assumptions as of December 31:
Discount rate	7.0%	7.5%
Expected return on plan assets	9.0%	10.0%
Rate of compensation increase	3.5%	3.5%

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Employee Benefit Plans—Continued

Pension Plans—Continued

	Year Ended December 31,

	2002	2001	2000

Components of net periodic pension cost (benefit):
Service cost	$8,039	$8,490	$8,077
Interest cost	24,370	24,529	24,224
Expected return on plan assets	(23,877)	(29,482)	(30,326)
Net amortization	7,277	4,551	1,891

Net periodic pension expense	15,809	8,088	3,866
One-time credit due to settlement	(74)	—	—
Additional pension expense due to curtailment	—	73	—

Total periodic pension expense	$15,735	$8,161	$3,866

Plan assets are primarily invested in United States Government and corporate debt securities and equity securities. At December 31, 2002 and 2001, the Company’s pension plans held 705,558 shares of the Company’s common stock with an aggregate cost of $20.0 million and market values of $0.4 million and $1.7 million, respectively.

Retirement Savings Plan

The Company matches 50% of each employee’s before-tax contributions up to 2% of the employee’s compensation. Company contributions may be made either in cash or in shares of Common Stock of the Company. During 2002, 2001 and 2000, the Company charged $2.0 million, $2.1 million and $2.5 million, respectively, to expense in connection with the Retirement Savings Plan.

Other Post-Retirement Benefit Plans

In addition to sponsoring defined benefit pension plans, the Company sponsors various defined benefit post-retirement plans that provide health care and life insurance benefits to certain current and future retirees. All such post-retirement benefit plans are unfunded. The following table presents the status of post-retirement plans (in thousands of dollars):

	December 31,

	2002	2001

Accumulated post-retirement benefit obligation at beginning of year	$15,702	$14,260
Interest cost	1,111	1,134
Actuarial losses	1,210	1,896
Benefit payments	(1,614)	(1,588)

Accumulated post-retirement benefit obligation at end of year	$16,409	$15,702

Net periodic post-retirement benefit plans expense is not material during the three-year period ended December 31, 2002.

As of December 31, 2002, the actuarial assumptions include a discount rate of 7.0% and a medical care trend rate of 10.5% for 2002, grading down to 6.0% by 2012. These trend rates reflect the Company’s prior experience and management’s expectation of future rates. Increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit plans obligations as of December 31, 2002 by approximately $0.6 million, and the aggregate service and interest cost components of net periodic post-retirement benefit cost for the year ended December 31, 2002 by an immaterial amount.

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Deferred Financing Fees

Included in Other expense-net in the accompanying Consolidated Statements of Operations for each of the years ended December 31, 2002, 2001 and 2000, is the amortization of deferred financing fees of $9.6 million, $6.9 million and $3.2 million, respectively. Amendment fees related to the Senior Credit Facility and amendment fees, transaction fees and expenses related to the Second-Lien Facility are capitalized in the period incurred and amortized over the remaining term of the facilities.

6. Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109; accordingly deferred income taxes are provided at the enacted marginal rates on the difference between the financial statement and income tax bases of assets and liabilities. Deferred income tax provisions or benefits are based on the change in the deferred tax assets and liabilities from period to period.

The total provision (benefit) for income taxes consisted of the following (in thousands of dollars):

	Year Ended December 31,

	2002	2001	2000

Current
Federal	$—	$—	$5,041
State	91	133	1,184
Foreign	—	(21)	(122)
Deferred
Federal	(7,082)	(13,520)	(34,814)
State	(390)	—	(6,467)
Foreign	261	(1,817)	(272)

	$(7,120)	$(15,225)	$(35,450)

Income tax expense (benefit) differs from the statutory federal income tax rate of 35% for the following reasons (in thousands of dollars):

	Year Ended December 31,

	2002	2001	2000

Income tax benefit at federal statutory income tax rate	$(6,923)	$(14,901)	$(34,566)
State income taxes (net of effect of federal income tax)	(194)	86	(3,434)
Other-net	(3)	(410)	2,550

Income tax benefit	$(7,120)	$(15,225)	$(35,450)

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Income Taxes—Continued

Components of the net deferred income tax liability are as follows (in thousands of dollars):

	December 31,

	2002	2001

Deferred tax liabilities:
Basis differences resulting from reorganization	$(112,125)	$(126,526)
Basis differences resulting from fixed assets	(82,530)	(79,855)
Income taxes related to prior years, including interest	(17,283)	(17,283)
Nondeductible expenses	(28,191)	(30,780)

Deferred tax assets:
Reserves for litigation, environmental, employee benefits and other	71,936	55,506
Other	26,216	29,053

	$(141,977)	$(169,885)

Deferred taxes as classified in the balance sheet:
Current deferred tax asset (included in other current assets)	$16,267	$12,937
Long-term deferred tax liability	(158,244)	(182,822)

Net deferred income tax liability	$(141,977)	$(169,885)

At December 31, 2002, the Company has estimated net operating loss carryforwards (“NOLs”) of approximately $258.4 million available to reduce future federal taxable income, of which approximately $168.3 million expires in 2003-2008 and approximately $90.1 million expires in 2020-2022. The utilization of these NOLs is subject to the ownership change limitations of Internal Revenue Code Section 382. Based on these rules, the Company had an ownership change on September 16, 1992, as a result of a reorganization. It is also likely that a number of transactions occurring during the three year period ended December 11, 2002, resulted in another ownership change as of that date. Because of the complex tax rules related to these carryforwards and the uncertainty of ultimately realizing benefit from the losses, the Company has not recorded full benefit for these NOLs.

During the second quarters of 2002 and 2001, certain federal and state contingencies related to the NOLs were resolved and the Company reevaluated its position on the tax benefits associated with these items. As a result, the Company recorded a $12.3 million benefit and a $26.8 million benefit in the second quarters of 2002 and 2001, respectively. Because the NOLs involved were generated prior to emergence from bankruptcy, the accounting rules of Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, require that the benefit be recorded in equity rather than in the income statement.

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Stockholders’ Equity (Deficit)

Comprehensive Income

Statement No. 130, Reporting Comprehensive Income, requires presentation of comprehensive income (loss) that consisted of the following (in thousands of dollars):

	Year Ended December 31,

	2002	2001	2000

Net loss	$(12,659)	$(27,348)	$(63,310)
Minimum pension liability adjustment, net of tax	(29,820)	(66,655)	—
Foreign currency translation adjustment	(2,765)	(60)	338
Gain (loss) on derivative instruments, net of tax:
Cumulative effect of adopting Statement 133	—	(968)	—
Net changes in fair value of derivatives	1,881	(19,051)	—
Net losses reclassified from other comprehensive income into earnings	509	19,122	—

Comprehensive income (loss)	$(42,854)	$(94,960)	$(62,972)

Components of accumulated other comprehensive income (loss) consisted of the following (in thousands of dollars):

	December 31,

	2002	2001	2000

Foreign currency translation adjustment	$(4,599)	$(1,834)	$(1,774)
Minimum pension liability adjustment, net of tax	(96,475)	(66,655)	—
Gain (loss) on derivative instruments, net of tax	1,493	(897)	—

Accumulated other comprehensive income (loss)	$(99,581)	$(69,386)	$(1,774)

Stock Options and Restricted Stock

The Company has granted stock options under various stock plans to key employees and to non-employee directors. Also the Company granted certain contractual stock options that were not granted pursuant to any plan. The Omnibus Stock Incentive Plan (the “Omnibus Stock Plan”), an amendment and restatement of the 1993 Management Stock Option Plan, covers approximately 7.3 million shares of Common Stock, and also replaced the 1994 Non-Employee Directors Stock Option Plan after the 300,000 shares of Common Stock authorized under that plan had been granted. The Omnibus Stock Plan allows for six categories of incentive awards: options, stock appreciation rights, restricted shares, deferred shares, performance shares and performance units. Key employees are granted options under the various plans at terms (purchase price, expiration date and vesting schedule) established by a committee of the Board of Directors. Options granted either in accordance with contractual arrangements or pursuant to the various plans have been at a price which is equal to fair market value on the date of grant as determined by the closing price of the shares on the date the options were issued. No option may be exercised more than ten years from the date of grant. The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement No. 123, Accounting for Stock-Based Compensation, as amended by Statement 148, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Stockholders’ Equity (Deficit)—Continued

Stock Options and Restricted Stock—Continued

Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method established in Statement of Financial Accounting Standards No. 148 and described in Note 1, the Company’s net loss and loss per common share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	2002	2001	2000

Net loss as reported	$(12,659)	$(27,348)	$(63,310)
Deduct: Total stock-based compensation expense determined under fair-value based method for all awards, net of tax	4,923	3,132	6,536

Pro forma net loss	$(17,582)	$(30,480)	$(69,846)
Earnings (loss) per common share:
Basic:
As reported	$(.25)	$(.55)	$(1.28)
Pro forma	$(.35)	$(.61)	$(1.41)
Diluted:
As reported	$(.25)	$(.55)	$(1.28)
Pro forma	$(.35)	$(.61)	$(1.41)

The total value of options granted in 2002, 2001 and 2000 was $181,000, $6,771,760 and $19,137,533, respectively. The weighted average value of the options on the date of grant in 2002, 2001 and 2000 was $2.19, $4.70 and $5.11, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001	2000

Expected life (years)	8	8	8
Dividend yield	0%	1.07%	1.01%
Expected stock price volatility	115%	58%	54%
Risk-free interest rate	4.2%	5.2%	5.9%

Stock Options and Restricted Stock

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Stockholders’ Equity (Deficit)—Continued

Stock Options and Restricted Stock—Continued

Changes in outstanding options were as follows:

	Number of Shares
	(in thousands)			Weighted Average
				Option Price
	Qualified Plans	Contractual	Total	Per Share

Options outstanding at January 1, 2000	5,851	20	5,871	$21.42
Granted	2,171	—	2,171	$8.82
Exercised	(756)	—	(756)	$11.79
Terminated	(597)	—	(597)	$26.67

Options outstanding at December 31, 2000	6,669	20	6,689	$18.16
Granted	864	—	864	$7.84
Exercised	—	—	—	—
Terminated	(1,499)	—	(1,499)	$18.84

Options outstanding at December 31, 2001	6,034	20	6,054	$16.64
Granted	75	—	75	$2.41
Exercised	—	—	—	—
Terminated	(281)	—	(281)	$18.47

Options outstanding at December 31, 2002	5,828	20	5,848	$16.38

At December 31, 2002, options for 4,095,717 shares were exercisable at prices ranging from $1.13 to $36.81 per share.

The following table summarizes information about stock options at December 31, 2002 (shares in thousands):

	Outstanding Stock Options
				Exercisable Stock Options
		Weighted-Average
		Remaining	Weighted-Average		Weighted-Average
Range of Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$1.13 to $10.00	2,578	7.67 years	$7.28	1,473	$7.22
$10.01 to $20.00	1,663	6.24 years	$17.58	1,155	$17.11
$20.01 to $30.00	685	5.01 years	$21.53	672	$21.42
$30.01 to $36.81	922	6.12 years	$35.84	796	$35.72

$1.13 to $36.81	5,848	6.71 years	$16.38	4,096	$17.88

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Stockholders’ Equity (Deficit)—Continued

Stockholder Rights Plan

During 2000, 2001 and 2002 the Company awarded 10,000, 25,000 and 15,000 restricted shares, respectively, to certain key employees. The awards are subject to certain vesting requirements and 20,229 restricted shares were actually issued. The value of such stock was established by the market price on the date of grant and was recorded as unearned compensation. The unearned compensation is shown as a reduction of stockholders’ equity in the accompanying Consolidated Balance Sheets and is being amortized ratably over the applicable restricted stock vesting period. During 2002, 2001 and 2000, $1.9 million, $2.0 million and $1.9 million, respectively, was charged to expense related to restricted shares.

On May 9, 2001 the Company’s Board of Directors adopted a Stockholder Rights Plan (“Rights Plan”) designed to protect Company stockholders’ interests in the event of a takeover attempt. The Board of Directors did not adopt the Rights Plan in response to any specific takeover threat.

In adopting the Rights Plan, the Board declared a dividend distribution of one common stock purchase right for each outstanding share of common stock of the Company, payable to stockholders of record at the close of business on May 21, 2001. The rights will become exercisable only in the event, with certain exceptions, a person or group of affiliated or associated persons acquires 15% or more of the Company’s voting stock, or a person or group of affiliated or associated persons commences a tender or exchange offer that, if successfully consummated, would result in such person or group owning 15% or more of the Company’s voting stock. A stockholder who owns 15% or more of the Company’s voting stock as of May 9, 2001, will not trigger this provision unless the stockholder thereafter acquires an additional one percent or more of the outstanding stock. The rights will expire on May 9, 2011.

Upon the occurrence of certain events, holders of the rights (other than rights owned by an acquiring person or group) would be entitled to purchase either the Company’s common stock or shares in an “acquiring entity” at approximately half of market value. Further, at any time after a person or group acquires 15% or more (but less than 50%) of the Company’s outstanding voting stock, subject to certain exceptions, the Board of Directors may, at its option, exchange part or all of the rights (other than rights held by an acquiring person or group) for shares of the Company’s common stock having a fair market value on the date of such acquisition equal to the excess of (i) the fair market value of common stock issuable upon exercise of the rights over (ii) the exercise price of the rights.

The Company generally will be entitled to redeem the rights at $0.001 per right at any time prior to the close of business on the tenth day after there has been a public announcement of the beneficial ownership by any person or group of 15% or more of the Company’s voting stock, subject to certain exceptions.

Stock Bonus Plan

The Company sponsors an employee benefit plan, the WestPoint Stevens Inc. Key Employee Stock Bonus Plan, as amended, (the “Stock Bonus Plan”), covering 2,000,000 shares of the Company’s Common Stock. Under the Stock Bonus Plan, the Company may grant bonus awards of shares of Common Stock to key employees based on the Company’s achievement of targeted earnings levels during the Company’s fiscal year. For 2002, 2001 and 2000, bonus awards were not earned. For performance years 1999 and later the Stock Bonus Plan provided for vesting of the bonus awards, if earned, of 10% on January 1 of the year following the year of award and 10% in each of the next nine years if the employee continues employment with the Company, and for performance years prior to 1999 the Stock Bonus Plan provided for the vesting of the bonus awards of 20% on January 1 of the year following the year of award and 20% in each of the next four years if the employee continues employment with the Company. The Company recognized $1.2 million, $2.7 million and $4.2 million of expense in 2002, 2001, and 2000, respectively, in connection with the Stock Bonus Plan.

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Derivatives

As discussed in Note 1, effective January 1, 2001, the Company adopted the Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement 137 and Statement 138. These statements require the Company to recognize all derivative instruments on the balance sheet at fair value. These statements also establish new accounting rules for hedging instruments, which depend on the nature of the hedge relationship. A fair value hedge requires that the effective portion of the change in the fair value of a derivative instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in Other Comprehensive Income (OCI), a component of Stockholders’ Equity (Deficit), and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings.

The adoption of Statement 133 resulted in the Company recording transition adjustments in 2001 to recognize its derivative instruments at fair value and to recognize the ineffective portion of the change in fair value of its derivatives. The cumulative effect of these transition adjustments was an after-tax net decrease to OCI approximating $968,000. There was no cumulative effect of transition adjustments on the Company’s Consolidated Statement of Operations due to the adoption of Statement 133.

The Company uses derivative financial instruments primarily to reduce exposure to adverse fluctuations in interest rates and cotton prices. When entered into, the Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposures being hedged. Derivatives are recorded in the Consolidated Balance Sheet at fair value in either Prepaid expenses and other current assets or Other accrued liabilities, depending on whether the amount is an asset or liability. The fair values of derivatives used to hedge or modify the Company’s risks fluctuate over time. These fair value amounts should not be viewed in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions and other exposures and to the overall reduction in Company risk relating to adverse fluctuations in interest rates, commodity prices and other market factors. In addition, the earnings impact resulting from the effective portion of the Company’s derivative instruments is recorded in the same line item within the Consolidated Statement of Operations as the underlying exposure being hedged. The Company also formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposures. Any material ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings.

At December 31, 2002 and 2001, the Company had only entered into cash flow hedges.

Cash Flow Hedging Strategy

Management has been authorized to manage the Company’s exposure to adverse changes in interest rates. During January 2001, the Company entered into an interest rate swap agreement that effectively converted a portion of its floating-rate bank debt to a fixed-rate basis, thus reducing the impact of interest-rate changes on future interest expense. At December 31, 2001, $250.0 million of the Company’s Senior Credit Facility was designated as the hedged item to an interest rate swap agreement through January 2002. Management has also been authorized to manage exposure to price fluctuations relevant to the forecasted purchase of cotton through the use of a variety of derivative nonfinancial instruments. At December 31, 2002 and 2001, these instruments covered a portion of the Company’s 2003 and 2002 cotton needs and include exchange traded cotton futures contracts and options.

The fair value of the Company’s interest rate swap agreement is estimated by obtaining quotes from a bank and is the estimated amount that the Company would receive or pay to terminate the agreement at the reporting date. At December 31, 2001, the fair value of this instrument was a $0.7 million liability. The Company’s interest rate swap agreement expired in January 2002. The

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Derivatives—Continued

Cash Flow Hedging Strategy—Continued

fair values of exchange traded cotton futures contracts and options are estimated by obtaining quotes from brokers. At December 31, 2002 and 2001, the Company’s cotton futures and options contracts, except for certain collars that were in a net put position at the date of purchase, qualified for hedge accounting. The fair value related to cotton futures contracts at December 31, 2002 and 2001, was an asset of $2.3 million and a liability of $0.7 million, respectively, for which the Company has received or provided cash margins. The fair value of the cotton option contracts was an asset of $1.1 million at December 31, 2001. During the first and second quarters of 2001, the fair value of certain cotton options then outstanding which did not qualify for hedge accounting in the amount of $2.3 million was classified as Other expense-net in the accompanying Consolidated Statement of Operations. The fair values of the Company’s interest rate swap and cotton futures contracts have been recorded as a component of OCI, net of tax. At December 31, 2002, the Company expects to reclassify all net gains or losses on derivative instruments from OCI to earnings during the next twelve months, and during 2002, the Company reclassified all December 31, 2001 net gains or losses on derivative instruments from OCI to earnings.

The Company did not discontinue any cash flow hedge relationships during the years ended December 31, 2002 and 2001.

9. Lease Commitments

The Company’s operating leases consist of land, sales offices, manufacturing equipment, warehouses and data processing equipment with expiration dates at various times during the next eleven years. Some of the operating leases stipulate that the Company can (a) purchase the properties at their then fair market values or (b) renew the leases at their then fair rental values.

The following is a schedule, by year, of future minimum lease payments as of December 31, 2002 under operating leases that have initial or remaining noncancelable lease terms in excess of one year (in thousands of dollars):

Year Ending December 31,

2003	$16,387
2004	15,019
2005	13,074
2006	10,565
2007	6,069
Years subsequent to 2007	8,500

Total minimum lease payments	$69,614

The following schedule shows the composition of total rental expense for all operating leases, except those with terms of one month or less that were not renewed (in thousands of dollars):

	Year Ended December 31,

	2002	2001	2000

Minimum lease payments	$33,248	$37,602	$39,164
Less sublease rentals	(933)	(886)	(796)

Rent expense	$32,315	$36,716	$38,368

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Litigation and Contingent Liabilities

On October 5, 2001, a purported stockholder class action suit, entitled Norman Geller v. WestPoint Stevens Inc., et al. (the “Geller action”), was filed against the Company and certain of its current and former officers and directors in the United States District Court for the Northern District of Georgia. (A subsequent and functionally identical complaint was also filed.) The actions were consolidated by Order dated January 25, 2002. Plaintiffs served a Consolidated Amended Complaint (the “Amended Complaint”) on March 29, 2002. The Amended Complaint asserts claims against all Defendants under § 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and against the Company and Defendant Holcombe T. Green, Jr. as “controlling persons” under § 20(a) of the Exchange Act. The Amended Complaint alleges that, during the putative class period (i.e., February 10, 1999 to October 10, 2000), WestPoint Stevens and certain of its officers and directors caused false and misleading statements to be issued regarding, inter alia, alleged overcapacity and excessive inventories of the Company’s towel-related products and customer demand for such products and that certain Individual Defendants wrongfully sold or pledged Company stock at inflated prices for their benefit. The Amended Complaint refers to WestPoint Stevens’ press releases and quarterly and annual reports on Securities Exchange Commission Forms 10-Q and 10-K, which discuss the Company’s results and forecasts for the fiscal years 1999 and 2000. Plaintiffs allege that these press releases and public filings were false and misleading because they failed to disclose that the Company allegedly “knew sales would be adversely affected in future quarters and years.” Plaintiffs also allege in general terms that the Company materially overstated revenues by making premature shipments of products.

On June 6, 2002, Defendants filed Motions to Dismiss Plaintiffs’ Amended Complaint. On February 3, 2003, the Court denied Defendants’ Motions to Dismiss. The action has proceeded to class certification and discovery.

On March 11, 2002, a shareholder derivative action, entitled Gordon Clark v. Holcombe T. Green, Jr., et al. (the“Clark action”), was filed against certain of the Company’s directors and officers in the Superior Court of Fulton County, Georgia. The Complaint alleges that the named individuals breached their fiduciary duties by acting in bad faith and wasting corporate assets. The Complaint also asserts claims under Georgia Code Ann. §§ 14-2-740 to 14-2-747, and 14-2-831. The claims are based on the same or similar facts as are alleged in the Geller action.

On July 1, 2002, a shareholder derivative action, entitled John Hemmer v. Holcombe T. Green, Jr., et al. (the “Hemmer action”), was filed against Mr. Green and certain of the Company’s other directors including Messrs. Hugh M. Chapman, John F. Sorte and Ms. M. Katherine Dwyer in the Court of Chancery in the State of Delaware in and for New Castle County. The Complaint alleges that the named individuals breached their fiduciary duties and knowingly or recklessly failed to exercise oversight responsibilities to ensure the integrity of the Company’s financial reporting. The Complaint also asserts that certain of the named individuals used proprietary Company information in selling or pledging Company stock at inflated prices for their benefit. The claims are based on the same or similar facts as are alleged in the Geller action.

By agreements between the parties, the Clark and Hemmer actions were both stayed pending the Court’s decision on Defendants’ Motions to Dismiss in the Geller action. The Company has negotiated an extension of the stay agreement in the Hemmer action and is currently negotiating for an extension of the stay agreement in the Clark action.

The Company believes that the allegations in all of the actions are without merit and intends to contest the actions vigorously on behalf of its officers and directors.

On March 21, 2002, an Adversary Complaint of Debtors and Debtors in Possession Against WestPoint Stevens Inc. was filed by Pillowtex, Inc., a Delaware corporation, et al., and Pillowtex Corporation, et al., against the Company in the United States Bankruptcy Court for the District of Delaware. Pillowtex Corporation and its related and affiliated companies (“Pillowtex”) as Debtors and Debtors in Possession allege breach of a postpetition contract (the “Sale Agreement”) dated January 31, 2001, among Pillowtex, Ralph Lauren Home Collection, Inc. (“RLH”) and Polo Ralph Lauren Corporation (“PRLC”) collectively referred to as “Ralph Lauren” and the Company. Pillowtex alleges that the Company refused to perform its purchase obligation under the Sales Agreement and is liable to it for $4,800,000 plus potentially significant other consequential damages. The Company believes that the complaint is without merit and intends to contest the action vigorously.

\

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. Litigation and Contingent Liabilities—Continued

The Company has been named as a defendant in three separate purported class action suits seeking reparation for the historic enslavement of African Americans in the United States. Eddlee Bankhead v. Lloyd’s of London, et al. (the “Bankhead action”) was filed on September 3, 2002, in the United States District Court for the Southern District of New York. Timothy Hurdle and Chester Hurdle v. FleetBoston Financial Corporation, et al. was initially filed in the California Superior Court for San Francisco County on September 10, 2002, but has since been removed to the United States District Court California Northern District (San Francisco). Julie Mae Wyatt-Kerwin v. J.P. Morgan Chase was filed January 21, 2003, in the United States District Court for the Southern District of Texas. All three cases have been consolidated with related cases in the U.S. District Court for the Northern District of Illinois. The factual basis for all three suits is the claim that the defendants profited from the slave labor of the plaintiff classes’ ancestors prior to 1865 and, specifically, that Pepperell Manufacturing, predecessor to WestPoint Stevens Inc., utilized cotton from southern planters who in turn purchased finished product to clothe their slaves. The California suit alleges that such practices amount to an “unfair business practice” in violation of the California Business and Professional Code.

The purported class includes all descendants of African American slaves. The relief sought includes an accounting, the appointment of an independent historical commission, imposition of a constructive trust, restitution of the value of slave labor and defendants’ unjust enrichment, disgorgement of illicit profits and compensatory and punitive damages. The Company believes that the Complaints are without merit and intends to contest the actions vigorously.

On June 1, 2003, the Company and several of its subsidiaries filed the petition under Chapter 11 of the Bankruptcy Code which is discussed elsewhere in this Annual Report on Form 10-K.

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

11. Cash Flow Information

	Year Ended December 31,

(In thousands of dollars)	2002	2001	2000

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$135,566	$143,042	$122,903

Income taxes	$—	$—	$6,587

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Cash Flow Information—Continued

Included in the above 2002, 2001 and 2000 interest paid is $0.2 million, $0.6 million and $1.0 million, respectively, of capitalized interest related to capital expenditure projects.

12. Restructuring, Impairment and Other Charges

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

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Restructuring, Impairment and Other Charges—Continued

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2000 Restructuring and Impairment Charge:
Second Quarter	$87.9	$4.6	$3.4	$95.9
Third Quarter	—	5.8	0.3	6.1
Fourth Quarter	2.6	4.3	0.3	7.2

Total 2000 Charge	90.5	14.7	4.0	109.2

2001 Restructuring and Impairment Charge:
First Quarter	—	5.0	—	5.0
Fourth Quarter	—	2.0	(2.0)	—

Total 2001 Charge	—	7.0	(2.0)	5.0

Writedown Assets to Net Recoverable Value	(90.5)	—	—	(90.5)
2000 Cash Payments	—	(4.7)	(0.3)	(5.0)
2001 Cash Payments	—	(15.0)	(0.1)	(15.1)
2002 Cash Payments	—	(1.7)	—	(1.7)

Balance at December 31, 2002	$—	$0.3	$1.6	$1.9

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

As a result of the restructuring initiatives in 2002, the Company announced the closure of its Rosemary (NC) towel finishing facility and the conversion of its Rosemary (NC) towel fabrication and distribution facilities to basic bedding facilities. The Company announced on April 25, 2003 that the Rosemary (NC) towel fabrication and distribution facilities that were previously disclosed as being converted to basic bedding facilities will now be closed. The Company also announced the closure of three retail stores. Closure of other retail stores and other facilities will be announced in future periods.

The cost of the manufacturing and retail store rationalization and certain overhead reduction costs were reflected in a restructuring and impairment charge of $6.6 million, before taxes, in 2002. The components of the restructuring and impairment charge included $4.4 million for the impairment of fixed assets and $2.2 million in reserves to cover cash expenses related primarily to severance benefits.

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (continued)

12. Restructuring, Impairment and Other Charges—Continued

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2002 Restructuring and Impairment Charge:
Third Quarter	$4.3	$1.6	$—	$5.9
Fourth Quarter	0.1	0.5	0.1	0.7

Total 2002 Charge	4.4	2.1	0.1	6.6

Writedown Assets to Net Recoverable Value	(4.4)	—	—	(4.4)
2002 Cash Payments	—	(1.5)	—	(1.5)

Balance at December 31, 2002	$—	$0.6	$0.1	$0.7

During 2002, other costs of the restructuring initiatives of $11.6 million, before taxes, were recognized consisting of inventory writedowns of $10.5 million primarily related to the rationalization of its retail store division and other expenses of $1.1 million, consisting primarily of related unabsorbed overhead, all reflected in cost of goods sold.

13. Major Customer and Product Line Information

The Company’s consumer home fashions products are sold primarily to domestic catalogs, chain stores, mass merchants, department stores, specialty stores, warehouse clubs and its own retail stores. Sales to two customers, as a percent of net sales, amounted to approximately 14% and 12% each for the year ended December 31, 2002. Sales to two customers, as a percent of net sales, amounted to approximately 15% and 14% each for the year ended December 31, 2001. Sales to two customers, as a percent of net sales, amounted to approximately 14% each for the year ended December 31, 2000. During 2002, 2001 and 2000, the Company’s six largest customers accounted for approximately 51%, 54% and 53%, respectively, of the Company’s net sales.

Net sales of bed products, bath products and other sales (consisting primarily of sales from the Company’s retail stores and foreign operations) consisted of the following (in thousands of dollars):

	Year Ended December 31,

	2002	2001	2000

Bed products	$1,053,003	$1,024,320	$1,053,978
Bath products	549,021	523,960	551,778
Other sales	209,333	216,866	210,114

Total net sales	$1,811,357	$1,765,146	$1,815,870

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Quarterly Financial Summary (Unaudited)

	Quarter

(In millions of dollars, except per share data)	First	Second	Third	Fourth

Year ended December 31, 2002
Net sales	$435.1	$449.6	$460.5	$466.2
Gross earnings (1)	107.8	103.8	85.8	96.2
Operating earnings (2)	38.9	38.2	9.3	35.9

Net income (loss) (3)	2.0	2.0	(16.6)	(0.1)

Basic net income (loss) per common share (4)	.04	.04	(.33)	—

Diluted net income (loss) per common share (4)	.04	.04	(.33)	—

Year ended December 31, 2001
Net sales	$418.6	$401.7	$513.1	$431.8
Gross earnings (1)	89.7	71.7	118.0	99.0
Operating earnings (2)	20.6	7.9	53.0	33.8

Net income (loss) (3)	(10.9)	(17.5)	3.6	(2.6)

Basic net income (loss) per common share (4)	(.22)	(.35)	.07	(.05)

Diluted net income (loss) per common share (4)	(.22)	(.35)	.07	(.05)

(1)	Gross earnings for the third and fourth quarter of 2002 include costs related to restructuring initiatives of $10.2 million and $1.4 million, respectively. Gross earnings for the first, second, third and fourth quarter of 2001 include costs related to restructuring initiatives of $4.0 million, $5.7 million, $2.7 million and $1.2 million, respectively.

(2)	Operating earnings for the third and fourth quarter of 2002 include restructuring and impairment charges of $5.9 million and $0.8 million, respectively, and other costs related to restructuring initiatives of $10.2 million and $1.4 million, respectively, totaling $16.1 million and $2.2 million, respectively. Operating earnings for the first quarter of 2001 include restructuring and impairment charges of $5.0 million, and for the first, second, third and fourth quarter of 2001 include other costs related to restructuring initiatives of $4.0 million, $5.7 million, $2.7 million and $1.2 million, respectively, totaling $9.0 million, $5.7 million, $2.7 million and $1.2 million, respectively.

(3)	Net loss for the third and fourth quarter of 2002 includes restructuring and impairment charges of $5.9 million and $0.8 million, respectively, and other costs related to restructuring initiatives of $10.2 million and $1.4 million, respectively, before income tax benefit of $5.8 million and $0.8 million, respectively, for a net amount of $10.3 million and $1.4 million, respectively. Net income (loss) for the first quarter of 2001 includes restructuring and impairment charges of $5.0 million, and for the first, second, third and fourth quarter of 2001 include other costs related to restructuring initiatives of $4.0 million, $5.7 million, $2.7 million and $1.2 million, respectively, before income tax benefit of $3.2 million, $2.1 million, $1.0 million and $0.4 million, respectively, for a net amount of $5.8 million, $3.7 million, $1.7 million and $0.8 million, respectively.

(4)	Net income (loss) per common share calculations for each of the quarters is based on the average common shares outstanding for each period.

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Related Party Transactions

During 2000, the Company acquired an investment in a limited liability corporation (“LLC”) that is accounted for under the equity method. The other member of the LLC is HTG Corp., which is a company controlled by WestPoint Stevens Inc.’s Chairman and Chief Executive Officer. Each member of the LLC owns an equal amount of voting common interests, plus non-voting preferred interests reflecting capital contributions made by each member in excess of the amounts paid for the common interest less distributions and other allocations to each member. The LLC owned and operated a jet aircraft, which was used by the Company for business travel. During both 2001 and 2000, the Company recorded approximately $3.0 million in cash expenses related to its ownership of the aircraft.

During September 2001, the LLC sold the jet aircraft, which was its primary asset, for less than its book value and generated $3.3 million in cash. After analyzing the fair market value of the LLC’s remaining assets, the Company concluded that its investment was impaired and recorded a non-cash charge approximating $7.5 million, including the Company’s share of the loss on the sale of the aircraft in the third quarter of 2001. This charge is classified as Other expense-net in the accompanying December 31, 2001 Consolidated Statement of Operations. Following the sale, HTG Corp. had a negative capital account balance in the LLC of approximately $4.5 million.

On November 29, 2001, the Company entered into an agreement (the “Letter Agreement”) with HTG Corp., the other member of the LLC, pursuant to which HTG Corp. agreed to restore the negative balance in its capital account in the LLC. Under the Letter Agreement, HTG Corp. has agreed to restore approximately $4.5 million (the “Amount Due”) in installments, with $1.0 million due on November 29, 2002, $2.0 million due on November 29, 2003, and the balance due on November 29, 2004. The Amount Due will be increased or decreased by one-half of the loss or gain, respectively, upon the sale or disposition of the remaining assets of the LLC. On March 8, 2002, the Amount Due increased by $750,000 to approximately $5.25 million due to the distribution of hangar property to HTG Corp. and the loss to the LLC related to such distribution. The only remaining asset of the LLC was a contract for the purchase of a new Falcon 2000EX jet aircraft. The LLC sold its interest in this contract for $500,000. Pursuant to the Letter Agreement, the proceeds from the sale of the contract were paid to the Company and the Amount Due was decreased by the amount of the proceeds paid to the Company. HTG Corp. has agreed to pay interest on the Amount Due at the prime rate of interest in effect from time to time plus three and one-half percent per annum. The Letter Agreement provides that any and all payments made by HTG Corp. to reduce the Amount Due will immediately be distributed to the Company. A company related to HTG Corp. by common ownership guarantees the Amount Due. Neither the obligation of HTG Corp. nor the guarantee is collateralized or secured by any assets. Accordingly, no amounts have been recorded in the accompanying Consolidated Financial Statements for the potential recovery of the Amount Due.

On November 29, 2002, HTG Corp. paid the first installment due under the Letter Agreement of approximately $1.3 million including accrued interest and the Company recognized a recovery in Other expense-net in the accompanying December 31, 2002 Consolidated Statement of Operations. After the payment on November 29, 2002, the remaining Amount Due under the Letter Agreement was approximately $3.9 million.

During 2000, the Company approved a plan of recapitalization, which was later terminated, and subsequently paid approximately $850,000 in legal and advisory fees incurred by Mr. Green’s affiliate and the other potential equity investors in connection with the recapitalization plan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Board of Directors

     The Board of Directors of the Company (the “Board of Directors”) currently consists of seven members and is divided into three classes. The terms of office of the members of each class of directors are staggered so that the term of office of no more than one class expires in any one year.

     The following table lists the name, age (as of March 31, 2003) and positions with the Company of each of the directors, the year in which their term of office will expire and the month and year in which each director was first elected.

			Positions with	Served as
Name	Age	Term Expires	the Company	Director Since

Class II
M. Katherine Dwyer	54	2003	Director	October 1996
Holcombe T. Green, Jr.	63	2003	Chairman of the Board and Chief Executive Officer	September 1992
John F. Sorte	55	2003	Director	January 1993

Class III
Hugh M. Chapman	70	2004	Director	August 1997
J. Hicks Lanier	62	2004	Director	May 2001

Class I
M. L. (“Chip”) Fontenot	59	2005	Director; President and Chief Operating Officer	February 2002
Joseph R. Gladden, Jr.	60	2005	Director	May 2001

     M. Katherine Dwyer has been Chairperson and Chief Executive Officer of Skinklinic, Inc. a skin care/cosmetic dermatology company, since April 2000. Until January 2000, she was Senior Vice President of Revlon, Inc. a mass cosmetic company, and President of Revlon Consumer Products USA.

     Holcombe T. Green, Jr. has been Chairman and Chief Executive Officer of the Company since October 22, 1992. On June 1, 2003, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. Mr. Green was founder and principal of Green Capital Investors, L.P., a private investment partnership, and certain other affiliated partnerships. He is the retired Chairman of HBO & Company, a supplier of hospital information systems. He is also a director of Cumulus Media, Inc.

     John F. Sorte has been President and Chief Executive Officer of Morgan Joseph & Co. Inc., an investment banking firm serving middle market companies, since June 2001. He was previously President of New Street Advisors L.P. Mr. Sorte is also a director of Vail Resorts, Inc.

     Hugh M. Chapman served as Chairman of NationsBank, National Association (South) from January 1992 until his retirement in June 1997. He is also a director of The Williams Companies Inc., an energy services company, (and chairman of its audit committee and a member of its executive committee).

     M. L. (“Chip”) Fontenot has been President and Chief Operating Officer of the Company since January 2001. On June 1, 2003, the Company filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States

Bankruptcy Court for the Southern District of New York. Prior to joining the Company, Mr. Fontenot was employed as President and Chief Operating Officer of Dyersburg Corporation, a manufacturer of knit apparel fabrics, from July 1999 until December 2000, President of Marketing and a director of that company from January 1998 until July 1999 (Dyersburg Corporation filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on September 25, 2000, in the United States Bankruptcy Court for the District of Delaware.). He served as President and Chief Executive Officer of Decorative Home Accents, Inc., a manufacturer of home fashions products, from February 1996 until December 1997. Mr. Fontenot served as President and Chief Executive Officer of Perfect Fit Industries Inc., a manufacturer of home fashions products, from 1989 until 1996. He also served in various capacities at Springs Industries, Inc. during a 20-plus-year tenure that included President of its Consumer Products Division and corporate Executive Vice President until 1989.

     Joseph R. Gladden, Jr. served as Executive Vice President and General Counsel of The Coca-Cola Company from January 2000 until his retirement in November 2001. He had been Senior Vice President and General Counsel of The Coca-Cola Company since April 1991.

     J. Hicks Lanier has been President of Oxford Industries, Inc., a consumer apparel products company, since 1977 and became Chairman and Chief Executive Officer of that company in 1981. He is also a director of Crawford & Company, a diversified insurance services company, (and chairman of its compensation committee and member of its audit committee), and a director of Genuine Parts Company, a distributor of automotive and industrial replacement parts and office products, (and chairman of its compensation committee).

     Executive Officers

     The following individuals are the executive officers of the Company (ages and titles are as of March 31, 2003):

Name of Officer	Age	Title

Holcombe T. Green, Jr.	63	Chairman of the Board of Directors and Chief Executive Officer

M. L. (“Chip”) Fontenot	59	Director, President and Chief Operating Officer

Lester D. Sears	54	Senior Vice President-Finance and Chief Financial Officer

Arthur Birkins	46	President-Basic Bedding

Robert B. Dale	56	President-Bed and Bath

John W. Hurston	57	Vice President-Bath Products Manufacturing

Robert R. Lanier	46	Vice President-Bed Products Manufacturing

     For a discussion of the business experience of Messrs. Green and Fontenot, see “PROPOSAL 1 - ELECTION OF DIRECTORS-Board of Directors.”

     Lester D. Sears joined the Company on April 16, 2001, as Senior Vice President-Finance and Chief Financial Officer. Prior to joining the Company Mr. Sears was employed as Executive Vice President and Chief Financial Officer for Glenoit Corporation, a textile manufacturing company, from 1996 (Glenoit Corporation filed a petition for relief under Chapter 11 of the Bankruptcy Code on August 8, 2000, in the United States Bankruptcy Court for the District of Delaware). Mr. Sears was Executive Vice President and Chief Financial Officer for Perfect Fit Industries, Inc. where he was an Equity Partner from 1989 until 1996. Mr. Sears served as Controller of the Consumer Products Division of Springs Industries, Inc. from 1984 until 1989. Previously he served as a Certified Public Accountant with the independent accounting firm of Haskins & Sells (now Deloitte & Touche) for approximately three years.

     Arthur Birkins has been President-Basic Bedding Division since October 20, 2001. Upon joining the Company on May 7, 2001, he was Senior Vice President-Basic Bedding. Prior to joining the Company Mr. Birkins was Vice President-Waverly Home Fashions, a division of F. Schumacher and Company. He began with Waverly as Vice President-Sales, National Accounts for Waverly Lifestyle Group in 1999. From 1997 he served as President of The Rug Barn, Inc., while simultaneously heading the Window Fashions Division of Home Innovations, Inc. from 1996. Both are divisions of Decorative Home Accents, Inc.

     Robert B. Dale has been President-Bed and Bath Division since October 10, 2001. He joined the Company on April 16, 2001, as Senior Vice President-Sales and Marketing. Prior to joining the Company Mr. Dale was Vice President-Marketing and Sales of the Home Products Division of Thomaston Mills, Inc., a manufacturer and marketer of home fashions products, from 1999 and was President and Chief Operating Officer-Consumer Products with Glenoit Corporation from 1996 until 1999.

     John W. Hurston has been Vice President-Bath Products Manufacturing since March 2002. He was General Manager-Bed Products Manufacturing South from 1998 until March 2002. Mr. Hurston joined the Company in 1975.

     Robert R. Lanier has been Vice President-Bed Products Manufacturing since March 2002. He was General Manager of Bed Products Manufacturing North from 1998 until March 2002. Mr. Lanier joined the Company in 1977.

     Pending or Threatened Legal Proceedings Involving Officers and Directors

     On October 5, 2001, a purported stockholder class action suit entitled Norman Geller v. WestPoint Stevens Inc., et al., was filed against the Company and certain of its current and former officers and directors, including Holcombe T. Green, Jr., in the United States District Court for the Northern District of Georgia. (A subsequent and functionally identical complaint was also filed.) The actions were consolidated by Order dated January 25, 2002. Plaintiffs served a Consolidated Amended Complaint (the “Amended Complaint”) on March 29, 2002. The Amended Complaint asserts claims against all Defendants under § 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and against the Company and Defendant Green as “controlling persons” under § 20(a) of the Exchange Act. The Amended Complaint alleges that, during the putative class period (i.e., February 10, 1999 to October 10, 2000), WestPoint Stevens and certain of its officers and directors caused false and misleading statements to be issued regarding, inter alia, alleged overcapacity and excessive inventories of the Company’s towel-related products and customer demand for such products and that certain Individual Defendants wrongfully sold or pledged Company stock at inflated prices for their benefit. The Amended Complaint refers to WestPoint Stevens’ press releases and quarterly and annual reports on Securities Exchange Commission Forms 10-Q and 10-K, which discuss the Company’s results and forecasts for the fiscal years 1999 and 2000. Plaintiffs allege that these press releases and public filings were false and misleading because they failed to disclose that the Company allegedly “knew sales would be adversely affected in future quarters and years.” Plaintiffs also allege in general terms that the Company materially overstated revenues by making premature shipments of products.

     On June 6, 2002, Defendants filed Motions to Dismiss Plaintiffs’ Amended Complaint. On February 3, 2003, the Court denied Defendants’ Motions to Dismiss. The action will proceed to class certification and discovery.

     On March 11, 2002, a shareholder derivative action, entitled Gordon Clark v. Holcombe T. Green, Jr., et al., was filed against certain of the Company’s current and former directors and officers, including Holcombe T. Green, Jr., in the Superior Court of Fulton County, Georgia. The Complaint alleges that the named individuals breached their fiduciary duties by acting in bad faith and wasting corporate assets. The Complaint also asserts claims under Georgia Code Ann. §§ 14-2-740 to 14-2-747 and 14-2-831. The claims are based on the same or similar facts as are alleged in the Geller action.

     On July 1, 2002, a shareholder derivative action entitled John Hemmer v. Holcombe T. Green, Jr., et al., was filed against Mr. Green and certain of the Company’s other directors including Messrs. Hugh M. Chapman, John F. Sorte and Ms. M. Katherine Dwyer in the Court of Chancery in the State of Delaware in and for New Castle County. The Complaint alleges that the named individuals breached their fiduciary duties and knowingly or recklessly failed to exercise oversight responsibilities to ensure the integrity of the Company’s financial reporting. The Complaint also asserts that certain of the named individuals used proprietary Company information in selling or pledging Company stock at inflated prices for their benefit. The claims are based on the same or similar facts as are alleged in the Geller action.

     By agreements between the parties, the Clark and Hemmer actions were both stayed pending the Court’s decision on Defendants’ Motions to Dismiss in the Geller action. The Company has negotiated an extension of the stay agreement in the Hemmer action and is currently negotiating an extension of the stay agreement in the Clark action.

     The Company believes that the allegations in all of the actions are without merit and intends to contest the actions vigorously on behalf of its officers and directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon its review of the copies of Forms 3, 4 and 5 and amendments thereto or written representation received from reporting persons, the Company believes that during 2002 all filing requirements applicable to its officers, directors and greater than 10% beneficial owners under Section 16(a) of the Exchange Act were met.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning total compensation earned by or paid to the Chief Executive Officer and the four other highest-paid executive officers of the Company employed as executive officers as of December 31, 2002, (the “Named Executive Officers”) during the fiscal years indicated for services rendered to the Company and its subsidiaries.

		Summary Compensation Table

								Long-Term Compensation

	Annual Compensation							Awards

						Other		Restricted		Stock
Name and Principal						Annual		Stock		Options (#	All Other
Position	Year	Salary		Bonus(1)		Comp.		Awards($)		of Shares)	Comp.

Holcombe T. Green, Jr.	2002	$825,000		—		$718,618	(2)	—	(3)	—	$1,584	(4)
Chairman and Chief	2001	$899,444		—		$93,957	(5)	—		—	$1,584	(4)
Executive Officer	2000	$830,000		—		$235,543	(6)	—		750,000	$1,584	(4)

M. L. (“Chip”) Fontenot	2002	$465,000		—		$195,665	(7)	—		—	$4,312	(8)
President and Chief	2001	$443,365		—		—		—		500,000	$2,260	(8)
Operating Officer

Lester D. Sears	2002	$330,000		—		$584,155	(9)	—		—	$2,551	(10)
Senior Vice President-	2001	$226,666	(11)	$80,000	(12)	$21,062	(9)	105,000	(13)	100,000	$251	(10)
Finance and Chief Financial Officer

Michael J. Velsmid, Jr.	2002	$309,000		—		—		—	(14)	—	$4,312	(15)
Senior Vice President-	2001	$300,000		—		—		—		—	$4,136	(15)
Retail Stores	2000	$270,000		—		—		—		60,000	$4,012	(15)

Robert B. Dale	2002	$300,000		$27,390		—		—		—	$3,032	(16)
President-Bed & Bath	2001	$177,083	(17)	—		—		—		—	$771	(16)

(1)	Bonus earned in fiscal year 2002 was paid in the first quarter of fiscal year 2003.

(2)	Includes $655,121 in value realized by Mr. Green upon the surrender of his right to receive 818,902 shares of Common Stock under the Company’s Supplemental Retirement Plan, $46,647 for personal use of Company airplane and $16,850 for automobile allowance.

(3)	As of December 31, 2002, the number of the aggregate Stock Bonus Awards earned but not vested for Mr. Green was 17,558 having a value of $10,359 based upon the closing price of the Company’s Common Stock at the end of Fiscal 2002.

(4)	Includes $1,584 for excess value of life insurance over premiums paid by Mr. Green for 2000, 2001 and 2002.

(5)	Includes $77,057 for personal use of Company airplane.

(6)	Includes $223,808 paid to Mr. Green as reimbursement for part of his expense in maintaining an apartment in New York. After July 1, 2000, the Company discontinued making reimbursement for such expenses when it entered into a new employment agreement with Mr. Green, which included an increase in base salary to compensate for such expense. See “—Employment Agreements, Termination Provisions and Change in Control Arrangements.”

(7)	Includes amounts paid to Mr. Fontenot as reimbursement for expenses incurred for travel between New York, New York, and Charlotte, North Carolina, amounts for expenses incurred for meals in New York and automobile allowance and $79,320 for lodging in New York, New York. Also includes $87,535 added to Mr. Fontenot’s income to provide him with funds to discharge any federal, state or local income taxes imposed on such housing and travel reimbursements. See “—Employment Agreements, Termination Provisions and Change in Control Arrangements.”

(8)	Includes $2,260 and $2,312 for excess value of life insurance over premiums paid by Mr. Fontenot for 2001 and 2002, respectively, and $2,000 in the Company’s matching contributions under the Savings Plan for 2002.

(9)	Includes $15,627 and $573,636 for relocation expenses (including reimbursement for loss on sale of personal residence and $264,159 added to Mr. Sears’ income to provide him with funds to discharge any federal, state or local income taxes imposed on such relocation and reimbursements) for 2001 and 2002, respectively; $5,435 for personal use of Company airplane for 2001 and $10,519 automobile allowance for 2002.

(10)	Includes $251 and $551 for excess value of life insurance over premiums paid by Mr. Sears for 2001 and 2002, respectively, and $2,000 in the Company’s matching contributions under the Savings Plan for 2002.

(11)	The amount shown is compensation from April 16, 2001, date of hire, until December 31, 2001.

(12)	Mr. Sears was paid an $80,000 guaranteed minimum bonus for 2001 pursuant to his employment agreement. See “—Employment Agreements, Termination Provisions and Change in Control Arrangements.”

(13)	On May 9, 2001, the Compensation Committee of the Board of Directors awarded 25,000 shares of restricted stock under the WestPoint Stevens Omnibus Stock Incentive Plan, which award vests equally over a five-year period. The dollar value is based upon the share price on the date of grant of the award. As of December 31, 2002, the aggregate unvested portion of the restricted stock consisted of 15,000 shares having a value of $8,850 based upon the closing price of the Company’s Common Stock at the end of Fiscal 2002.

(14)	As of December 31, 2002, the number of the aggregate Stock Bonus Awards earned but not vested for Mr. Velsmid was 6,182 having a value of $3,647 based upon the closing price of the Company’s Common Stock at the end of Fiscal 2002.

(15)	Includes $2,312, $2,311 and $2,312 for excess value of life insurance over premiums paid by Mr. Velsmid for 2000, 2001 and 2002, respectively, and $1,700, $1,825 and $2,000 in the Company’s matching contributions under the Savings Plan for 2000, 2001 and 2002, respectively.

(16)	Includes $251 and $1,032 for excess value of life insurance over premiums paid by Mr. Dale for 2001 and 2002, respectively; and $520 and $2,000 in the Company’s matching contributions under the Savings Plan for 2001 and 2002, respectively.

(17)	The amount shown is compensation from April 16, 2001, date of hire, until December 31, 2001.

     Senior Management Incentive Plan

     The purpose of the WestPoint Stevens Inc. Senior Management Incentive Plan (the “MIP”) is to provide additional compensation above base salary to key employees if the Company meets or exceeds certain performance goals established by the Compensation Committee. For the fiscal years included in the Summary Compensation Table, incentive payments under the MIP for certain participants were based solely upon predetermined annual operating profit goals of the Company. Other participants’ payments were based on the operating profit (as defined in the MIP) of the Company and certain business units and/or divisions. Until fiscal year 2002, the MIP provided that no participant would receive payments under the plan unless the Company’s actual annual operating profit equaled or exceeded 90% of the predetermined operating profit goal.

     On February 14, 2002, performance awards payable to the senior management with respect to 2002 were determined based on the terms and provisions of a revised MIP with new predetermined goals established by the Compensation Committee. The new MIP goals are based solely upon predetermined rates of return on the invested capital of the Company and its business units or divisions. The return on invested capital is calculated as the quotient derived by dividing the corporate or divisional operating income by the sum of a) net fixed assets at year-end; b) average inventories; and c) average accounts receivable.

     Pursuant to the MIP, performance awards for Fiscal 2002 were earned by, and paid to, Mr. Robert B. Dale and certain other employees of the Company who met their unit or divisional operating profit goals for Fiscal 2002. See “—Compensation Committee Report on Executive Compensation.”

     Key Employee Stock Bonus Plan

     Pursuant to the Key Employee Stock Bonus Plan, the Company may grant bonus awards of shares of Common Stock to those key employees of the Company who are deemed eligible to participate in the Key Employee Stock Bonus Plan, based on the Company’s achievement of certain pre-established earnings levels during the Company’s fiscal year. On February 14, 2002, and

April 3, 2002, the Company granted Bonus Awards (as such term is defined in the Key Employee Stock Bonus Plan) for Fiscal 2002 covering an aggregate of 2,745,639 and 42,077 shares of Common Stock, respectively, to certain key employees based upon the terms of the Key Employee Stock Bonus Plan with predetermined earnings levels established by the Compensation Committee. On February 13, 2003, the Compensation Committee determined that Bonus Awards for Fiscal 2002 had not been earned and such Bonus Awards were forfeited. On February 13, 2003, the Compensation Committee suspended the granting of Bonus Awards for Fiscal 2003 under the Key Employee Stock Bonus Plan.

     Option/SAR Grants in Last Fiscal Year

     Stock options exercisable for shares of Common Stock are granted to certain key employees of the Company pursuant to the WestPoint Stevens Inc. Omnibus Stock Incentive Plan (the “Omnibus Stock Incentive Plan”) in order to secure and retain the services of persons capable of filling key positions with the Company, to encourage their continued employment and to increase their interest in the growth and performance of the Company by providing them with an ownership stake. The following table provides information on stock options granted to the Named Executive Officers during the last fiscal year pursuant to the Omnibus Stock Incentive Plan.

     The table also shows, among other data, hypothetical potential gains from stock options granted in Fiscal 2002. These hypothetical gains are based entirely on assumed annual growth rates of 5% and 10% in the value of the price of Common Stock over the ten-year life of the stock options granted in Fiscal 2002 (which would equal a total increase in the Company’s stock price of 62.9% and 159.4%, respectively, from the date of the grant). The assumed rates of growth were selected by the Securities and Exchange Commission for illustrative purposes only and are not intended to predict future stock prices, which will depend upon market conditions and the Company’s future performance and prospects.

Option/SAR Grants in Last Fiscal Year

Potential Realizable Value at
Assumed Annual Rates of Stock Price
Appreciation
	Individual Grants				For Option Term

	Number of	% of Total
	Securities	Options/SARs
	Underlying	Granted to	Exercise or
	Options/SARs	Employees in	Base Price	Expiration
Name	Granted	Fiscal Year	($/Sh)	Date	5%($)	10% ($)

NONE

     Fiscal Year-End Option Holdings

     The following table summarizes for each of the Named Executive Officers option exercises during Fiscal 2002, including the aggregate value of gains on the date of exercise, the total number of unexercised options for Common Stock, if any, held at December 31, 2002, and the aggregate dollar value of unexercised in-the-money options for Common Stock, if any, held at December 31, 2002. Value of unexercised in-the-money options at fiscal year-end is the difference between the exercise or base price of such options and the fair market value of the underlying Common Stock on December 31, 2002, which was $.59 per share. These values have not been, and may never be, realized, as these options have not been, and may never be, exercised. Actual gains, if any, upon exercise will depend on the value of Common Stock on the date of any exercise of options.

Aggregated Option/SAR Exercises in the
Last Fiscal Year and FY-End Option/SAR Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		in-the-Money
		Value	Options at FY-End (#)		Options at FY-End ($)
	Shares Acquired on	Realized
Name	Exercise (#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Holcombe T. Green, Jr.	—	—	1,350,000	550,000	—	—
M. L. (“Chip”) Fontenot	—	—	300,000	200,000	—	—
Lester D. Sears	—	—	60,000	40,000	—	—
Michael J. Velsmid, Jr.	—	—	112,944	13,000	—	—
Robert B. Dale	—	—	60,000	40,000	—	—

Pension Plan and Retirement Plans

     WestPoint Pension Plan

     Executive officers of the Company and certain of its subsidiaries are covered by the WestPoint Stevens Inc. Retirement Plan (the “WestPoint Pension Plan”), a defined benefit pension plan. The WestPoint Pension Plan covers all salaried employees of the Company and certain subsidiaries and affiliates who have met eligibility requirements and may include certain hourly employees if designated for coverage.

     Benefits under the plan are based on compensation and years of service, and individual employee payments cannot be calculated until retirement. Compensation covered by the pension plan consists of all payments made to a participant for personal services rendered as an employee of the Company that are subject to federal income tax withholding, including before tax contributions to certain employee benefit plans and excluding income attributable to stock based awards and imputed income attributable to certain fringe benefit programs. Plan compensation covers up to a maximum of $200,000 per individual for Fiscal 2002. The plan provides that participants’ benefits fully vest after five years of service or the attainment of age 65.

     Retirement benefits for the WestPoint Pension Plan for service performed through December 31, 2002, are computed as the sum of 1% of a participant’s average compensation (the annual average of five consecutive, complete plan years of highest compensation during the last 10 years of service) multiplied by the participant’s years of benefit service, plus 0.6% of a participant’s average compensation which exceeds the Social Security Integration Level ($39,444 in Fiscal 2002), multiplied by the participant’s years of benefit service, not to exceed 35 years.

     On November 7, 2002, the Board of Directors amended the WestPoint Pension Plan to provide that annual retirement benefits for service completed after December 31, 2002, will be computed as 1% of the average of the participant’s compensation for each year multiplied by the years of service completed after December 31, 2002.

     The following table indicates the approximate amounts of annual retirement income that would be payable under the WestPoint Pension Plan calculated on a straight-life annuity basis and based on various assumptions as to compensation and years of service for certain employees. There is no social security or other offset deducted from the amounts shown.

Pension Plan Table (1)
Years of Service

Average (2)
Compensation	15	20	25	30	35

$172,000	$37,730	$50,307	$62,883	$75,460	$88,037

(1)	Assumes individual retires at age 65 with indicated years of service but further assumes the Social Security Integration Level as in effect in Fiscal 2002, which was $39,444.

(2)	Represents the average of the annual covered compensation for the five consecutive, complete plan years of highest compensation during the last 10 years of service.

     The following table indicates the credited years of service as of the date hereof for each of the Named Executive Officers who are participants in the Plan and the annual average covered compensation for each of their five consecutive plan years of highest compensation during their last 10 years of service:

	Credited	Average Covered
	Years	Compensation

Holcombe T. Green, Jr.	10.5	$172,000
Michael J. Velsmid, Jr.	10.5	$172,000

     Supplemental Retirement Plan

     The Company’s Supplemental Retirement Plan (“Supplemental Retirement Plan”) provides for payment of amounts that would have been paid under the WestPoint Pension Plan but for the limitations on covered compensation and benefits applicable to qualified retirement plans imposed by the Internal Revenue Code of 1986, as amended (the “Code”). For certain participants, the compensation taken into account under the Supplemental Retirement Plan is limited to the lesser of (i) $300,000 or (ii) 120% of the participant’s base salary. The Supplemental Retirement Plan is not qualified under Section 401(a) of the Code and benefits are paid from the general assets of the Company.

     During Fiscal 2001, the Supplemental Retirement Plan was amended to provide that no participant would accrue any additional benefit on or after February 13, 2001. In addition, the plan was amended to provide all active participants with a one-time, irrevocable election to receive an alternative benefit valued by and paid in the form of shares of Common Stock. The number of shares of Common Stock to be issued under the alternative benefit was determined by dividing the present value of each participant’s accrued benefit by the fair market value of one share of Common Stock on the date the participant elected to receive the alternative benefit. Of the Named Executive Officers, only Messrs. Green and Velsmid had accrued benefits under the Supplemental Retirement Plan and each elected to receive the alternative benefit.

     On November 29, 2002, Mr. Green surrendered the right to receive 818,902 shares of Common Stock under the Supplemental Retirement Plan as part of a payment due in accordance with an agreement with the Company dated November 29, 2001. See Item 13. “Certain Relationships and Related Transactions.” Mr. Velsmid resigned from the Company effective January 15, 2003. Pursuant to the release and confidentiality agreement between Mr. Velsmid and the Company, Mr. Velsmid received 96,577 shares of Common Stock under the Supplemental Retirement Plan. See “—Employment Agreements, Termination Provisions and Change in Control Arrangements.”

     Employment Agreements, Termination Provisions and Change in Control Arrangements

     The Company entered into employment agreements with Mr. Green effective July 1, 2000, and Mr. Fontenot effective January 5, 2001, for three-year terms, which automatically extend on a daily basis until notice is given by either party to the agreements to cease any further extension. The employment agreements for each of these executive officers provide an annual base salary, subject to annual review as follows: Mr. Green — $1,030,000 and Mr. Fontenot — $450,000. Mr. Green’s base salary included an amount deemed appropriate to compensate him for expenses he incurred in maintaining a residence in New York City where the Company maintains a corporate office. In 2001, Mr. Green sold his residence in New York and his employment agreement was modified to reflect a corresponding reduction in base salary. In 2002, Messrs. Green and Fontenot received an annual base salary in the amount of $825,000 and $465,000, respectively. Effective January 1, 2003, Mr. Green’s annual base salary increased to $849,750 and Mr. Fontenot’s annual base salary increased to $478,950. Mr. Green also has been provided fringe benefits, including (i) an automobile allowance, (ii) reasonable personal use of the Company aircraft and (iii) reasonable cost of membership in a private club. Mr. Fontenot is provided reasonable personal use of the Company aircraft and a choice of an automobile allowance or club membership. Mr. Fontenot is provided reasonable expenses for lodging in New York, New York, and for travel between New York, New York, and Charlotte, North Carolina, with additional amounts, if any, as may be necessary to provide him, on an after-tax basis, with sufficient funds to discharge any federal, state or local income taxes imposed on such housing and travel reimbursements. The agreements provide that each executive officer will participate in the top bonus category of 120% of his annual base salary under the Company’s Senior Management Incentive Plan based upon the Company’s achievement of certain performance goals in existence from time to time. The agreements also provide that these executive officers will participate in the Company’s Key Employee Stock Bonus Plan and Omnibus Stock Incentive Plan as well as any medical, dental, disability, insurance, retirement, savings, vacation or other welfare or fringe benefit plans or programs made available to the Company’s other senior executive officers. See “—Senior Management Incentive Plan” and “—Key Employee Stock Bonus Plan.”

     Upon a termination of employment by the Company without “Cause” or by the executive for “Good Reason” (which includes, among other things, a change in control of the Company in certain circumstances), each of the following executives would receive the following payments after such termination becomes effective (in addition to all compensation owed to the executive at the time of such termination): the sum of (i) the executive’s annual base salary times the number of whole and fractional years remaining in the term of the employment agreement; (ii) the target bonus amount payable to such executive under the management incentive plan applicable to the year in which such termination becomes effective, times the number of years remaining in the term of the employment agreement (with any fractional years treated as whole years) whether or not the requirements otherwise applicable to the payment of such bonus amount under such plan have been met; and (iii) all outstanding unvested awards under the Key Employee Stock Bonus Plan and the Omnibus Stock Incentive Plan which shall become immediately vested and exercisable as applicable. To receive amounts described in (i), (ii) and (iii) above, the executive would be required to execute a release of all employment-related claims. The amounts payable under (i) and (ii) are to be paid on dates they would have been paid if the executive’s employment had not been terminated, provided, however, payment will cease and be forfeited if the executive becomes employed by a “competitor” as defined in the non-compete provisions of the agreement. Accordingly, if such a termination were to occur in 2003, Mr. Green and Mr. Fontenot would be entitled to cash payments of $4,078,800 and $2,298,960, respectively. In addition, the Company has agreed to make an indemnity payment to each executive with respect to any of the aforementioned lump-sum cash payments and any payments under any plan or other compensatory arrangement in connection therewith in an amount equal to the sum of (i) the excise tax, if any, imposed on each executive under Section 4999 of the Code in respect of any such payments and (ii) any federal, state or local income tax imposed on any such indemnity payment. In addition, each executive shall be entitled to receive continued medical and dental benefits for the remaining term of the employment agreement. See “—Option/SAR Grants in Last Fiscal Year” and “—Fiscal Year-End Option Holdings.”

     The Company entered into an employment agreement with Mr. Sears effective April 17, 2001, providing a starting annual base salary of $320,000, participation in the MIP at the top bonus category and participation in the Company’s Key Employee Stock Bonus Plan and Pension Plan. Under the agreement, Mr. Sears was awarded stock options to purchase 100,000 shares of Company Common Stock and a guaranteed minimum cash bonus of $80,000 for calendar year 2001. Upon termination of employment by the Company for any reason or by the executive for good reason, Mr. Sears would receive a payment equal to his annual cash compensation, all outstanding unvested awards under the Company’s Key Employee Stock Bonus Plan would immediately vest and become nonforfeitable, and any outstanding stock options would immediately become vested and exercisable. Effective January 1, 2003, Mr. Sears’ annual base salary was increased to $339,900. Accordingly, if such a termination were to occur in 2003, Mr. Sears would be entitled to a cash payment of $339,900.

     On August 11, 1992, the Company sent an employment letter to Mr. Velsmid outlining his employment arrangement and providing for payment of an amount equal to his annual salary upon termination of his employment for any reason (including a change in control) other than disability or good cause as defined in the letter. Mr. Velsmid resigned from the Company effective January 15, 2003. Under the release and confidentiality agreement Mr. Velsmid will be paid the amount of $309,000, an automobile allowance for one year and will receive life and group medical and dental benefits for up to 12 months subject to his payment of required premiums. In addition Mr. Velsmid received 96,577 shares of Common Stock held for him in the Company’s Supplemental Retirement Plan.

     On April 5, 2001, the Company sent an employment letter to Mr. Dale outlining his employment arrangement, providing a starting annual base salary of $250,000 and providing for payment of an amount equal to his annual salary upon termination by the Company during the first two years of employment and thereafter equal to six-months salary. Mr. Dale was awarded stock options to purchase 100,000 shares of Common Stock at an exercise price of $8.00 per share to vest equally over a five-year period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth certain information as of May 15, 2003 (except as otherwise specified in the footnotes) about beneficial ownership of Common Stock by (i) each person who is the beneficial owner of more than 5% of the outstanding Common Stock, (ii) all directors of the Company and the nominees for director, (iii) the three most highly compensated executive officers who are not directors, and (iv) all directors and executive officers as a group, based in each case on information furnished to the Company by each such person.

	Amount and Nature of		Percent
Name and Address of Beneficial Owner(1)	Beneficial Ownership		Of Class

Greenwich Street Capital Partners II, L.P.	5,636,260	(2)	11.13%
Greenwich Fund, L.P.	190,921	(2)	.38%
Greenwich Street Employees Fund, L.P.	336,468	(2)	.66%
TRV Executive Fund, L.P.	27,778	(2)	.05%
500 Campus Drive, Suite 220 Florham Park NJ 07932

GSCP Offshore Fund, L.P.	117,504	(2)	.23%
c/o GSC Partners 500 Campus Drive, Suite 220 Florham Park NJ 07932

State Street Bank and Trust Company	5,626,545	(3)	11.11%
225 Franklin Street Boston MA 02110

S.A.C. Capital Advisors, LLC	3,345,000	(4)	6.60%
Steven A. Cohen	3,345,000	(4)	6.60%
72 Cummings Point Road Stamford CT 06902
S.A.C. Capital Associates, LLC	3,345,000	(4)	6.60%
P.O. Box 58 Victoria House The Valley Anguilla, British West Indies
S.A.C. Capital Management, LLC	3,345,000	(4)	6.60%
540 Madison Avenue New York NY 10022

The Bank of Nova Scotia	3,174,019		6.27%
44 King Street West Scotia Plaza, 8th Floor Toronto, Ontario, Canada M5H 1H1

Wachovia Bank, National Association	3,096,661		6.11%
301 South College Street Charlotte NC 28270

Holcombe T. Green, Jr.	1,759,835	(5)	3.33%
Hugh M. Chapman	59,000	(6)	*
M. Katherine Dwyer	60,000	(7)	*
Joseph R. Gladden, Jr.	25,000	(8)	*
J. Hicks Lanier	55,000	(9)	*
John F. Sorte	160,000	(10)	*
M. L. (“Chip”) Fontenot	310,000	(11)	*
Lester D. Sears	80,000	(12)	*
Michael J. Velsmid, Jr.	294,463	(13)	*
Robert B. Dale	75,166	(14)

	Amount and Nature of		Percent
Name and Address of Beneficial Owner(1)	Beneficial Ownership		Of Class

All Directors and Executive Officers as a group (13 persons)	3,092,536	(15)	5.86%

*	Represents less than 1%

(1)	The address of each person who is an officer or director of the Company is c/o WestPoint Stevens Inc., 507 West Tenth Street, West Point, Georgia 31833.

(2)	Greenwich Street Capital Partners II, L.P. (GSCP II) is the direct beneficial owner of 5,636,260 shares, Greenwich Fund, L.P. is the direct beneficial owner of 190,921 shares, Greenwich Street Employees Fund, L.P. is the direct beneficial owner of 336,468 shares, TRV Executive Fund, L.P. is the direct beneficial owner of 27,778 shares and GSCP Offshore Fund, L.P. is the direct beneficial owner of 117,504 shares. By virtue of its position as general partner of each of the Greenwich Street funds, Greenwich Street Investments II, L.L.C. (“GSI”) may be deemed to be the indirect beneficial owner of the same shares (i.e., an aggregate of 6,308,931 shares, or 12.47%). By virtue of its position as manager of each of the Greenwich Street Funds, GSCP (NJ), L.P. may be deemed to be the indirect beneficial owner of the same shares (i.e., an aggregate of 6,308,931 shares, or 12.47% of the Common Stock). By virtue of its position as general partner of GSCP (NJ) L.P., GSCP (NJ) Inc. may be deemed to be the indirect owner of the same shares (i.e., an aggregate of 6,308,931 shares, or 12.47% of the Common Stock). By virtue of their positions as managing members of GSI, executive officers of GSCP (NJ) Inc. and senior limited partners of GSCP (NJ) LP, each of Messrs. Alfred C. Eckert III, Keith W. Abell, Sanjay H. Patel, Richard M. Hayden, Robert A. Hamwee, Thomas V. Inglesby, Matthew C. Kaufman, Andrew J. Wagner and Ms. Christine K. Vanden Beukel may be deemed to be indirect beneficial owners of the same shares (i.e., an aggregate of 6,308,931 shares, or 12.47% of the Common Stock).

(3)	As of December 31, 2002, State Street Bank and Trust Company acting in various fiduciary capacities for WestPoint Stevens Inc. Retirement Savings Value Plan held 5,235,650 shares with shared voting and dispositive power over 5,235,650 shares. State Street Bank and Trust Company in other fiduciary capacities held 390,895 shares with sole voting power over 390,075 shares and sole dispositive power over 390,895 shares.

(4)	S.A.C. Capital Advisors, S.A.C. Capital Management and Mr. Cohen own directly no shares of common stock. Pursuant to investment agreements, each of S.A.C. Capital Advisors and S.A.C. Capital Management share all investment and voting power with respect to the securities held by S.A.C. Capital Associates. Mr. Cohen controls both S.A.C. Capital Advisors and S.A.C. Capital Management. Pursuant to provisions of Rule 13d-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), each of S.A.C. Advisors, S.A.C. Management and Mr. Cohen may be deemed to own beneficially 3,345,000 shares. Each of S.A.C. Capital Advisors, S.A.C. Capital Management and Mr. Cohen disclaim beneficial ownership of any of the securities covered by this statement.

(5)	Mr. Green possessed shared voting and investment power with respect to (i) 24,152 shares held by Mr. Green’s wife and (ii) 703 shares held in a non-employee compensation plan of which Mr. Green is trustee. In addition, the total amount for Mr. Green includes (i) 384,980 shares owned directly by Mr. Green and (ii) 1,350,000 shares as to which Mr. Green holds options exercisable within 60 days.

(6)	Includes 4,000 shares held directly and 55,000 shares as to which Mr. Chapman holds options exercisable within 60 days.

(7)	Includes 60,000 shares as to which Ms. Dwyer holds options exercisable within 60 days.

(8)	Includes 5,000 shares held directly and 20,000 shares as to which Mr. Gladden holds options exercisable within 60 days.

(9)	Includes 35,000 shares held directly and 20,000 shares as to which Mr. Lanier holds options exercisable within 60 days.

(10)	Includes 115,000 shares held directly and 45,000 shares as to which Mr. Sorte holds options exercisable within 60 days.

(11)	Includes 10,000 shares held directly and 300,000 shares as to which Mr. Fontenot holds options exercisable within 60 days.

(12)	Includes 20,000 shares held indirectly and 60,000 shares as to which Mr. Sears holds options exercisable within 60 days.

(13)	Includes 67,679 shares held directly, 112,944 shares as to which Mr. Velsmid holds options exercisable within 60 days, 96,577 shares to which Mr. Velsmid is entitled under his release and confidentiality agreement effective January 15, 2003, and 17,263 shares held through the Savings Plan. See “EXECUTIVE COMPENSATION—Employment Agreements, Termination Provisions and Change in Control Arrangements.”

(14)	Includes 1,500 shares held directly, 3,500 shares held indirectly, 60,000 shares as to which Mr. Dale holds options exercisable within 60 days and 10,166 shares held through the Savings Plan.

(15)	Includes 727,900 shares held directly, 2,364,636 shares held indirectly, of which 54,440 shares are held through the Savings

Plan, 1,965,264 shares as to which certain members of management hold options exercisable within 60 days, and 200,000 shares as to which non-employee directors hold options exercisable within 60 days. See footnotes (5)-(14).

Item 13. Certain Relationships and Related Transactions

     During Fiscal 2000, the Company acquired an interest in a limited liability company, HTG Falcon, LLC (“HTGF”). The only other member of the company is HTG Corp., a corporation wholly owned by Holcombe T. Green, Jr., the Company’s Chairman and Chief Executive Officer. When the Company acquired its interest in HTGF, HTGF was the beneficial owner of a Falcon 2000 jet aircraft used by Company employees, including Mr. Green, for business travel and by HTG Corp. HTGF later received a contribution from HTG Corp. of an indirect leasehold interest in property for hangar construction (the “Hangar Property”).

     During Fiscal 2001, HTGF disposed of the Falcon 2000 jet aircraft by a sale to an unrelated third party. The sales price was less than the book value of the aircraft. After analyzing the fair market value of HTGF’s assets remaining after its primary asset, the aircraft, was sold and the net proceeds distributed to the Company, in consultation with its auditors, the Company concluded that it was appropriate to record a non-cash charge of $7.5 million representing the Company’s entire investment in HTGF. This charge was announced in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001. Following the sale, HTG Corp. had a deficit capital account balance in HTGF of approximately $4.5 million.

     On November 29, 2001, the Company entered into an agreement (the “Letter Agreement”) with HTG Corp. pursuant to which HTG Corp. agreed to restore the negative balance in its capital account in HTGF. The Letter Agreement was subsequently amended on March 22, 2002. Under the Letter Agreement, HTG Corp. has agreed to restore approximately $4.5 million (the “Amount Due”) in installments, with $1.0 million due on November 29, 2002, $2.0 million due on November 29, 2003, and the balance due on November 29, 2004. The Amount Due was subject to increase or decrease by one-half of the loss or gain, respectively, upon the sale or disposition of certain assets of HTGF. HTG Corp. has agreed to pay interest on the Amount Due at the prime rate of interest in effect from time to time plus three and one-half percent (31/2%) per annum. HTG Corp. may satisfy its obligations under the Letter Agreement through the surrender by Mr. Green of shares of Company Common Stock, Company stock options or his vested interests in the Company retirement plans, subject to certain limitations contained in the Letter Agreement. On March 8, 2002, the Amount Due increased by $750,000 to approximately $5.25 million due to the distribution of the Hangar Property to HTG Corp. and the loss to HTGF related to such distribution. The Letter Agreement requires HTG Corp. to pay any proceeds from its disposition of the interest in the Hangar Property to the Company as partial payment of the Amount Due. Neither the obligation of HTG Corp. nor the Guaranty Agreement (as defined below) is secured or collateralized by any assets. Accordingly, as of December 31, 2002 and 2001, no amounts have been recorded in the Company’s consolidated financial statements for the potential recovery of the Amount Due.

     The only remaining asset of HTGF was a contract for the purchase of a new Falcon 2000EX jet aircraft. HTGF sold its interest in this contract for $500,000. Pursuant to Letter Agreement, the proceeds from the sale of the contract were paid to the Company and the Amount Due was decreased by the amount of the proceeds paid to the Company. Mr. Green has caused another of his affiliated companies, which is wholly-owned by him (the “Guarantor”), to enter into a Guaranty Agreement dated November 29, 2001 (the “Guaranty Agreement”), in favor of the Company under which it has guaranteed the payment of the Amount Due and performance by HTG Corp. under the Letter Agreement. Under the Letter Agreement, until the entire Amount Due has been paid, HTG Corp. has agreed to provide the Company, within 15 days after the end of each of the Company’s fiscal quarters, an updated business appraisal reflecting the value of the Guarantor. Mr. Green has agreed to provide support to the extent necessary, including contributions to the capital of the Guarantor, to permit the Guarantor to maintain a value of at least two times the outstanding Amount Due from time to time.

     On November 29, 2002, HTG Corp. paid the first installment with accumulated interest due under the Letter Agreement. The payment amount consisted of a cash payment of $651,616 and the surrender by Mr. Green of his right to receive 818,902 shares of Common Stock under the Company’s Supplemental Retirement Plan in accordance with the terms of the Letter Agreement. The shares surrendered under the Supplemental Retirement Plan were valued based on the closing price of the Common Stock on November 29, 2002. The total amount tendered by Mr. Green included the amount necessary to satisfy the payroll taxes due as a result of his surrender of his Supplemental Retirement Plan benefit. After the payment on November 29, 2002, the Amount Due under the Letter Agreement was $3,886,180.

Item 14. Controls and Procedures

     (a)  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, including its principal executive officer and principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

     Within 90 days prior to the filing date of this Annual Report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in assuring that all material information relating to the Company is made known to them.

     (b)  There have been no significant changes in our internal controls or in other factors, which could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Financial Statements and Schedules

Financial Statements.

     Consolidated Financial Statements for the three years ended December 31, 2002.

Page

Report of Ernst & Young LLP, Independent Auditors	28
Consolidated Balance Sheets	29 - 30
Consolidated Statements of Operations	31
Consolidated Statements of Stockholders’ Equity (Deficit)	32
Consolidated Statements of Cash Flows	33
Notes to Consolidated Financial Statements	34 - 60

All financial statements required to be filed as part of this Annual Report on Form 10-K are filed under “Item 8. Financial Statements and Supplementary Data.”

Financial Statement Schedules

Page
Schedule II — Valuation and Qualifying Accounts	80

Note: All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)	Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 2002.

Exhibits

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of WestPoint Stevens Inc., as currently in effect, incorporated by reference to Exhibit 3(a) to the Registration Statement on Form S-4 (Commission File No. 333-59817) filed by the Company with the Securities and Exchange Commission on August 4, 1998.

3.2	Amended and Restated By-laws of WestPoint Stevens Inc., as currently in effect, incorporated by reference to the Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (Commission File No. 33-77726) filed by the Company with the Securities and Exchange Commission on May 19, 1994.

4.1	Indenture dated as of June 9, 1998, between the Company and The Bank of New York, as trustee, for the 7-7/8% Senior Notes due 2005, incorporated by reference to Exhibit 4(a) to Registration Statement on Form S-4 (Commission File No. 333-59817) filed by the Company with the Commission on July 24, 1998.

4.2	Form of Old 7-7/8% Senior Notes due 2005 (included in the Indenture incorporated by reference as Exhibit 10.34), incorporated by reference to Exhibit 4(b) to Registration Statement on Form S-4 (Commission File No. 333-59817) filed by the Company with the Commission on July 24, 1998.

4.3	Form of Exchange 7-7/8% Senior Notes due 2005 (included in the Indenture incorporated by reference as Exhibit 10.34), incorporated by reference to Exhibit 4(c) to Registration Statement on Form S-4 (Commission File No. 333-59817) filed by the Company with the Commission on July 24, 1998.

4.4	Registration Rights Agreement dated as of June 9, 1998, among the Company and the Initial Purchasers with respect to the Senior Notes due 2005, incorporated by reference to Exhibit 4(d) to Registration Statement on Form S-4 (Commission File No. 333-59817) filed by the Company with the Commission on July 24, 1998.

4.5	Indenture for the 7-7/8% Senior Notes due 2008 dated as of June 9, 1998, between the Company and The Bank of New York, as Trustee, incorporated by reference to Exhibit 4(e) to Registration Statement on Form S-4 (Commission File No. 333-59817) filed by the Company with the Commission on July 24, 1998.

4.6	Form of Old 7-7/8% Senior Notes due 2008 (included in the Indenture incorporated by reference as Exhibit 10.38), incorporated by reference to Exhibit 4(f) to Registration Statement on Form S-4 (Commission File No. 333-59817) filed by the Company with the Commission on July 24, 1998.

4.7	Form of Exchange 7-7/8% Senior Notes due 2008 (included in the Indenture incorporated by reference as Exhibit 10.38), incorporated by reference to Exhibit 4(g) to Registration Statement on Form S-4 (Commission File No. 333-59817) filed by the Company with the Commission on July 24, 1998.

4.8	Registration Rights Agreement dated June 9, 1998, among the Company and the Initial Purchasers with respect to the Senior Notes due 2008, incorporated by reference to Exhibit 4(h) to Registration Statement on Form S-4 (Commission File No. 333-59817) filed by the Company with the Commission on July 24, 1998.

4.9	Rights Agreement dated as of May 9, 2001, by and between WestPoint Stevens Inc. and SunTrust Bank, as Rights Agent including Exhibit A the form of Summary of Rights and Exhibit B the form of Right Certificate, incorporated by reference to the Form 8-K (Commission File No. 0-21496) filed by the Company with the Commission on May 9, 2001.

10.1	1993 Management Stock Option Plan, incorporated by reference to the Registration Statement on Form 10 (Commission File No. 0-21496) filed by the Company with the Commission on July 1, 1993.

10.2	WestPoint Stevens Inc. 1994 Non-Employee Directors Stock Option Plan, incorporated by reference to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994 (Commission File No. 0-21496) filed by the Company with the Commission.

10.3	WestPoint Stevens Inc. Amended and Restated 1994 Non-Employee Directors Stock Option Plan, incorporated by reference to the Form 10-Q for the quarterly period ended June 30, 1995 (Commission File No. 0-21496) filed by the Company with the Commission on August 9, 1995.

10.4	Form of directors and officers Indemnification Agreement with the Company, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-21496) filed by the Company with the Commission.

10.5	WestPoint Stevens Inc. 1995 Key Employee Stock Bonus Plan (As Amended), incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (Commission File No. 0-21496) filed by the Company with the Commission.

10.6	WestPoint Stevens Inc. Omnibus Stock Incentive Plan, incorporated by reference to the Company’s 1997 Proxy Statement (Commission File No. 0-21496) filed by the Company with the Commission.

10.7	Second Amended and Restated Credit Agreement, dated as of June 9, 1998, among the Company, WestPoint Stevens (UK) Limited, WestPoint Stevens (Europe) Limited, NationsBank, N.A., as agent, and the other financial institutions party thereto, incorporated by reference to Exhibit 10.59 to Registration Statement on Form S-4 (Commission File No. 333-59817) filed by the Company with the Commission on July 24, 1998.

10.8	Second Amended and Restated Collateral Trust Agreement dated as of June 9, 1998, among WestPoint Stevens Inc., certain of its Subsidiaries, NationsBank, N.A. (formerly NationsBank of North Carolina, N.A.), as Trustee, IBJ Schroder Bank & Trust Company as the Stevens Indenture Trustee (as defined therein) and the other financial institutions party thereto, incorporated by reference to the Form 10-Q for the quarterly period ended June 30, 2001, (Commission File No. 0-21496) filed by the Company with the Commission.

10.9	Letter Amendment Agreement, dated as of June 30, 1998, among the Company, WestPoint Stevens (UK) Limited, WestPoint Stevens (Europe) Limited, NationsBank, N.A., as agent and the other financial institutions party thereto, incorporated by reference to Exhibit 10.60 to Registration Statement on Form S-4 (Commission File No. 333-59817) filed by the Company with the Commission on July 24, 1998.

10.10	Letter Amendment Agreement, dated as of July 31, 1998, among the Company, WestPoint Stevens (UK) Limited, WestPoint Stevens (Europe) Limited, NationsBank., N.A., as agent and other financial institutions party thereto, incorporated by reference to the Form 10-Q for the quarterly period ended September 30, 1998 (Commission File No. 0-21496) filed by the Company with the Commission.

10.11	Letter Amendment Agreement, dated as of October 7, 1998, among the Company, WestPoint Stevens (UK) Limited, WestPoint Stevens (Europe) Limited, NationsBank, N.A., as agent and other financial institutions party thereto, incorporated by reference to the Annual Report on Form 10-K for fiscal year ended December 31, 1998 (Commission File No. 0-21496) filed by the Company with the Commission.

10.12	Amendment dated October 29, 1998, to the WestPoint Stevens Inc. 1995 Key Employee Stock Bonus Plan (As Amended), incorporated by reference to the Annual Report on Form 10-K for fiscal year ended December 31, 1998 (Commission File No. 0-21496) filed by the Company with the Commission.

10.13	Amendment dated February 1, 1999, to the WestPoint Stevens 1995 Key Employee Stock Bonus Plan (as amended), incorporated by reference to the Form 10-Q for the quarterly period ended March 31, 1999 (Commission File No. 0-21496) filed by the Company with the Commission.

10.14	Letter Amendment Agreement, dated as of March 16, 1999, among the Company, WestPoint Stevens (UK) Limited, WestPoint Stevens (Europe) Limited, NationsBank, N.A., as agent and other financial institutions party thereto, incorporated by reference to the Form 10-Q for the quarterly period ended March 31, 1999 (Commission File No. 0-21496) filed by the Company with the Commission.

10.15	WestPoint Stevens Inc. Omnibus Stock Incentive Plan (As Amended), incorporated by reference to the Company’s 1999 Proxy Statement (Commission File No. 0-21496) filed by the Company with the Commission.

10.16	Second Amendment Agreement dated May 20, 1999, among the Company, WestPoint Stevens (UK) Limited, WestPoint Stevens (Europe) Limited, NationsBank, N.A., as agent and the other financial institutions party thereto, incorporated by reference to the Form 10-Q for the quarterly period ended June 30, 1999 (Commission File No. 0-21496) filed by the Company with the Commission.

10.17	Letter Amendment Agreement, dated as of August 31, 1999, among the Company, WestPoint Stevens (UK) Limited, WestPoint Stevens (Europe) Limited, NationsBank, N.A., as agent and other financial institutions party thereto, incorporated by reference to the Form 10-Q for the quarterly period ended September 30, 1999 (Commission File No. 0-21496) filed by the Company with the Commission.

10.18	Letter Amendment Agreement, dated as of November 15, 1999, among the Company, WestPoint Stevens (UK) Limited, WestPoint Stevens (Europe) Limited, NationsBank, N.A., as agent and the other financial institutions, party thereto, incorporated by reference to the Annual Report on Form 10-K for fiscal year ended December 31, 1999 (Commission File No. 0-21496) filed by the Company with the Commission.

10.19	WestPoint Stevens Inc. Stock Award Agreement dated November 18, 1999, between the Company and Holcombe T. Green, Jr., incorporated by reference to the Annual Report on Form 10-K for fiscal year ended December 31, 1999 (Commission File No. 0-21496) filed by the Company with the Commission.

10.20	Third Amendment Agreement dated as of May 30, 2000, among the Company, WestPoint Stevens (UK) Limited, WestPoint Stevens (Europe) Limited, NationsBank, N.A. as agent and the other financial institutions party thereto, incorporated by reference to the Form 10-Q for the quarterly period ended June 30, 2000 (Commission File No. 0-21496) filed by the Company with the Commission.

10.21	Employment Agreement, dated as of July 1, 2000, between WestPoint Stevens Inc. and Holcombe T. Green, Jr., incorporated by reference to the Form 10-Q for the quarterly period ended September 30, 2000 (Commission File No. 0-21496) filed by the Company with the Commission.

10.22	Fourth Amendment Agreement dated December 31, 2000, among the Company, WestPoint Stevens (UK) Limited, WestPoint Stevens (Europe) Limited, Bank of America (formerly NationsBank, N.A.), as agent and the other financial institutions, party thereto, incorporated by reference to Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 0-21496) filed with the Commission.

10.23	Membership Interest Purchase Agreement effective as of February 4, 2000, by and among HTG Falcon LLC, HTG Corp. and the Company, incorporated by reference to Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 0-21496) filed with the Commission.

10.24	Sublease Agreement made by and between WestPoint Stevens Inc. and HTG Corporation, as of August 15, 2000, incorporated by reference to Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 0-21496) filed with the Commission.

10.25	Landlord Consent to Sublease entered into as of the 14th day of February 2001, by and among EOP-Buckhead, LLC, WestPoint Stevens Inc. and HTG Corporation, incorporated by reference to Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 0-21496) filed with the Commission.

10.26	Employment Agreement, dated as of January 5, 2001, between WestPoint Stevens Inc. and M. L. Fontenot, incorporated by reference to the Form 10-Q for the quarterly period ended March 31, 2001, (Commission File No. 0-21496) filed by the Company with the Commission.

10.27	Fifth Amendment, dated as of March 26, 2001, among the Company, WestPoint Stevens (UK) Limited, WestPoint Stevens (Europe) Limited, Bank of America, N.A. (formerly NationsBank, N.A.), as agent and the other financial institutions party thereto, incorporated by reference to the Form 10-Q for the quarterly period ended March 31, 2001, (Commission File No. 0-21496) filed by the Company with the Commission.

10.28	Employment Agreement dated April 17, 2001, between WestPoint Stevens Inc. and Lester Dupuy Sears, incorporated by reference to the Form 10-Q for the quarterly period ended June 30, 2001, (Commission File No. 0-21496) filed by the Company with the Commission.

10.29	WestPoint Stevens Inc. Key Employee Stock Bonus Plan, incorporated by reference to the Company’s 2001 Proxy Statement (Commission File No. 0-21496) filed by the Company with the Commission.

10.30	Credit Agreement dated as of June 29, 2001, among WestPoint Stevens Inc., certain of its Subsidiaries, Bankers Trust Company, as Administrative Agent and the Lenders party thereto, incorporated by reference to the Form 10-Q for the quarterly period ended June 30, 2001, (Commission File No. 0-21496) filed by the Company with the Commission.

10.31	Amendment Agreement dated June 29, 2001, among WestPoint Stevens Inc., WestPoint Stevens (UK) Limited, WestPoint Stevens (Europe) Limited, Bank of America, N.A. (formerly NationsBank, N.A.), as Agent and the other financial institutions party thereto, incorporated by reference to the Form 10-Q for the quarterly period ended June 30, 2001, (Commission File No. 0-21496) filed by the Company with the Commission.

10.32	Intercreditor and Lien Subordination Agreement dated as of June 29, 2001, among WestPoint Stevens Inc., certain of its Subsidiaries, Bank of America, N.A. (formerly NationsBank, N.A.) as the collateral trustee and Bankers Trust Company, as administrative agent, incorporated by reference to the Form 10-Q for the quarterly period ended June 30, 2001, (Commission File No. 0-21496) filed by the Company with the Commission.

10.33	Collateral Security Agreement dated as of June 29, 2001, among WestPoint Stevens Inc., certain of its Subsidiaries and Bankers Trust Company, as administrative agent, incorporated by reference to the Form 10-Q for the quarterly period ended June 30, 2001, (Commission File No. 0-21496) filed by the Company with the Commission.

10.34	Amendment dated August 9, 2001, to the WestPoint Stevens Inc. 1993 Management Stock Option Plan, incorporated by reference to the Form 10-Q for the quarterly period ended September 30, 2001, (Commission File No. 0-21496) filed by the Company with the Commission.

10.35	Amendment dated August 9, 2001, to the WestPoint Stevens Inc. 1994 Non-Employee Directors Stock Option Plan, incorporated by reference to the Form 10-Q for the quarterly period ended September 30, 2001, (Commission File No. 0-21496) filed by the Company with the Commission.

10.36	Letter dated April 5, 2001, from the Company to Mr. Bob Dale, incorporated by reference to Form 10-K for the fiscal year ended December 31, 2002, (Commission File No. 0-21496) filed by the Company with the Commission.

10.37	Letter dated April 9, 2001, from the Company to Mr. Arthur Birkins, incorporated by reference to Form 10-K for the fiscal year ended December 31, 2002, (Commission File No. 0-21496) filed by the Company with the Commission.

10.38	First Amended and Restated Receivables Purchase Agreement dated as of October 31, 2001, by and between the Company and WPS Receivables Corporation, incorporated by reference to Form 10-K for the fiscal year ended December 31, 2002, (Commission File No. 0-21496) filed by the Company with the Commission.

10.39	First Amended and Restated Asset Interest Transfer Agreement dated as of October 31, 2001, among WPS Receivables Corporation, the Company, Blue Ridge Asset Funding Corporation, North American Capacity Insurance Company and Wachovia Bank, N.A, incorporated by reference to Form 10-K for the fiscal year ended December 31, 2002, (Commission File No. 0-21496) filed by the Company with the Commission.

10.40	Agreement dated November 29, 2001, among the Company, HTG Corp., Vytech Holdings, Inc., Vytech Midco, Inc., Vytech Industries, Inc. and Holcombe T. Green, Jr., incorporated by reference to Form 10-K for the fiscal year ended December 31, 2002, (Commission File No. 0-21496) filed by the Company with the Commission.

10.41	Guaranty Agreement dated as of November 29, 2001, made by Vytech Holdings, Inc. and Holcombe T. Green, Jr., in favor of the Company, incorporated by reference to Form 10-K for the fiscal year ended December 31, 2002, (Commission File No. 0-21496) filed by the Company with the Commission.

10.42	Amendment Letter dated March 22, 2002, between the Company, Holcombe T. Green, Jr. and HTG Corp., incorporated by reference to Form 10-K for the fiscal year ended December 31, 2002, (Commission File No. 0-21496) filed by the Company with the Commission.

10.43	First Amendment dated as of January 14, 2002, among WPS Receivables Corporation, the company, Blue Ridge Asset Funding Corporation, North American Capacity Insurance Company and Wachovia Bank, N.A., incorporated by reference to the Form 10-Q for the quarterly period ended March 31, 2002 (Commission File No. 0-21496) filed by the Company with the Commission.

10.44	Amendment Letter dated February 18, 2002, between the Company and Holcombe T. Green, Jr., incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2002, (Commission File No. 0-21496) filed by the Company with the Commission.

10.45	Separation Agreement and General Release dated as of March 20, 2002, between WestPoint Stevens Inc. and Lanny Bledsoe as ratified and approved by the Compensation Committee and the Board of Directors of WestPoint Stevens Inc. on April 3, 2002, incorporated by reference to the Form 10-Q for the quarterly period ended June 30, 2002 (Commission File No. 0-21496) filed by the Company with the Commission.

10.46	Seventh Amendment Agreement dated September 19, 2002, among WestPoint Stevens Inc., WestPoint Stevens (UK) Limited, WestPoint Stevens (Europe) Limited, Bank of America, N.A. (formerly NationsBank N.A.) as agent and the other financial institutions party thereto, incorporated by reference to the Form 8-K (Commission File No. 0-21496) filed by the Company with the Commission on September 20, 2002.

10.47	Second Amendment to First Amended and Restated Asset Interest Transfer Agreement dated January 10, 2003, among WPS Receivables Corporation, WestPoint Stevens Inc., Blue Ridge Asset Funding Corporation, North American Capacity Insurance Company and Wachovia Bank National Association, incorporated by reference to the Form 8-K (Commission File No. 0-21496) filed by the Company with the Commission on January 15, 2003.

10.48	Third Amendment to First Amended and Restated Asset Interest Transfer Agreement dated February 7, 2003, among WPS Receivables Corporation, WestPoint Stevens Inc., Blue Ridge Asset Funding Corporation, North American Capacity Insurance Company and Wachovia Bank National Association, incorporated by reference to the Form 8-K (Commission File No. 0-21496) filed by the Company with the Commission on February 11, 2003.

10.49	Loan and Security Agreement, dated March 28, 2003, by and among WPS Receivables Corporation, WestPoint Stevens Inc., Congress Financial Corporation (Southern), The CIT Group/Commercial Services, Inc. and the Lenders from Time to Time Parties Hereto, incorporated by reference to the Form 8-K (Commission File No. 0-21496) filed by the Company with the Commission on April 1, 2003.

10.50	Second Amended and Restated Receivables Purchase Agreement, dated as of March 28, 2003, by and between WestPoint Stevens Inc. and WPS Receivables Corporation, incorporated by reference to the Form 8-K (Commission File No. 0-21496) filed by the Company with the Commission on April 1, 2003.

10.51	Release and Confidentiality Agreement dated February 4, 2003, between WestPoint Stevens Inc. and Michael J. Velsmid, Jr.

10.52	Amendment Letter dated March 20, 2003, between WestPoint Stevens Inc. and M. L. Fontenot.

10.53	The First Amendment Agreement, dated as of March 31, 2003, among the Company, certain of its subsidiaries, Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), as Administrative Agent and the Lenders party thereto.

10.54	Waiver Agreement dated as of March 31, 2003, among the Company, certain of its subsidiaries, Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), as Administrative Agent and the Lenders party thereto.

10.55	Eight Amendment and Temporary Waiver Agreement, dated as of March 31, 2003, among the Company, WestPoint Stevens (UK) Limited, WestPoint Stevens (Europe) Limited, Bank of America, N.A., as Agent and the other financial institutions party there.

10.56	Post-Petition Credit Agreement, dated as of June 2, 2003, among WestPoint Stevens Inc. and certain of its subsidiaries, the financial institutions named therein and Bank of America, N.A. and Wachovia Bank, National Association, incorporated by reference to the Form 8-K (Commission File No. 0-21496) filed by the Company with the Commission on June 5, 2003.

21	List of Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent auditors.

99.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

WESTPOINT STEVENS INC.
SCHEDULE II—Valuation and Qualifying Accounts
(In thousands)

		Additions
	Balance at	Charged to			Balance at
	Beginning of	Cost and			End of
	Period	Expenses	Deductions		Period (3)

Year Ended December 31, 2002 Accounts receivable allowances:
Doubtful accounts	$22,333	$11,534	$2,139	(1)	$31,728
Cash and/or trade discounts and returns and allowances	11,240	19,554	21,675		9,119

	$33,573	$31,088	$23,814		$40,847

Inventory reserves:
Market and obsolescence	$73,097	$4,660 (2)	$—		$77,757

Year Ended December 31, 2001 Accounts receivable allowances:
Doubtful accounts	$11,490	$14,043	$3,200	(1)	$22,333
Cash and/or trade discounts and returns and allowances	10,573	23,813	23,146		11,240

	$22,063	$37,856	$26,346		$33,573

Inventory reserves:
Market and obsolescence	$63,439	$9,658 (2)	$—		$73,097

Year Ended December 31, 2000 Accounts receivable allowances:
Doubtful accounts	$13,133	$(1,369)	$274	(1)	$11,490
Cash and/or trade discounts and returns and allowances	5,817	24,874	20,118		10,573

	$18,950	$23,505	$20,392		$22,063

Inventory reserves:
Market and obsolescence	$31,450	$31,989 (2)	$—		$63,439

(1)	Accounts written off, less recoveries of accounts previously written off.
(2)	Net change.
(3)	Reserves are deducted from assets to which they apply.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTPOINT STEVENS INC. (Registrant)

By	/s/ Holcombe T. Green, Jr.

Holcombe T. Green, Jr. Chairman of the Board and Chief Executive Officer

June 19, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Holcombe T. Green, Jr.	By	/s/ Lester D. Sears

	Holcombe T. Green, Jr. Chairman of the Board and Chief Executive Officer (principal executive officer)		Lester D. Sears Senior Vice President-Finance and Chief Financial Officer (principal financial officer)

	June 19, 2003		June 19, 2003

By	/s/ M. L. Fontenot	By	/s/ J. Nelson Griffith

	M. L. (Chip) Fontenot, Director, President and Chief Operating Officer		J. Nelson Griffith Senior Vice President and Controller (principal accounting officer)

	June 19, 2003		June 19, 2003

By	/s/ Hugh M. Chapman	By	/s/ M. Katherine Dwyer

	Hugh M. Chapman Director		M. Katherine Dwyer Director

	June 19, 2003		June 19, 2003

By	/s/ Joseph R. Gladden	By	/s/ J. Hicks Lanier

	Joseph R. Gladden Director		J. Hicks Lanier Director

	June 19, 2003		June 19, 2003

By	/s/ John F. Sorte

John F. Sorte Director

June 19, 2003

CERTIFICATIONS

CHIEF EXECUTIVE OFFICER’S SECTION 302 CERTIFICATION

I, Holcombe T. Green, Jr., Chief Executive Officer of WestPoint Stevens Inc., certify that:

1.     I have reviewed this Annual Report on Form 10-K of WestPoint Stevens Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     (c)  presented in this annual report our conclusions based upon the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 19, 2003	/s/ Holcombe T. Green, Jr.

Holcombe T. Green, Jr. Chief Executive Officer

CHIEF FINANCIAL OFFICER’S SECTION 302 CERTIFICATION

I, Lester D. Sears, Chief Financial Officer of WestPoint Stevens Inc., certify that:

1.     I have reviewed this Annual Report on Form 10-K of WestPoint Stevens Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     (c)  presented in this annual report our conclusions based upon the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     (a)  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 19, 2003	/s/ Lester D. Sears

Lester D. Sears Chief Financial Officer