Form 10-Q
period 2003-03-31
WESTPOINT STEVENS INC
filed 2003-06-26
CIK 852952

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes [  ] No [X]

Common shares outstanding at May 31, 2003: 49,897,409 shares of Common Stock, $.01 par value.

INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets: March 31, 2003 (Unaudited) and December 31, 2002	3

	Condensed Consolidated Statements of Operations (Unaudited); Three Months Ended March 31, 2003 and March 31, 2002	4

	Condensed Consolidated Statements of Cash Flows (Unaudited); Three Months Ended March 31, 2003 and March 31, 2002	5

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited); Three Months Ended March 31, 2003	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7–21

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22–31

	Item 4. Controls and Procedures	32

PART II.	OTHER INFORMATION

	Item 1. Legal Proceedings	33–35

	Item 6. Exhibits and Reports on Form 8-K	36–38

WESTPOINT STEVENS INC.

Condensed Consolidated Balance Sheets
(In thousands)

	March 31,	December 31,
	2003	2002

	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,663	$1,096
Accounts receivable	115,819	107,751
Inventories	412,088	368,743
Prepaid expenses and other current assets	35,510	33,111

Total current assets	566,080	510,701

Property, Plant and Equipment, net	696,532	711,189

Other Assets
Deferred financing fees	23,185	25,883
Other assets	2,839	3,134
Goodwill	46,298	46,298

	$1,334,934	$1,297,205

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Senior Credit Facility	$464,399	$447,795
Long-term debt	1,165,000	1,165,000
Accrued interest payable	30,348	3,949
Accounts payable	63,159	57,357
Other accrued liabilities	120,125	113,518

Total current liabilities	1,843,031	1,787,619

Noncurrent Liabilities
Deferred income taxes	148,578	158,244
Pension and other liabilities	164,925	156,989

Total noncurrent liabilities	313,503	315,233

Stockholders’ Equity (Deficit)	(821,600)	(805,647)

	$1,334,934	$1,297,205

See accompanying notes

WESTPOINT STEVENS INC.

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,

	2003	2002

Net sales	$379,263	$435,144
Cost of goods sold	305,868	327,343

Gross earnings	73,395	107,801

Selling, general and administrative expenses	63,463	68,900
Restructuring and impairment charge	1,378	—

Operating earnings	8,554	38,901

Interest expense	32,465	33,344
Other expense-net	2,505	2,397

Income (loss) before income tax expense (benefit)	(26,416)	3,160

Income tax expense (benefit)	(9,510)	1,140

Net income (loss)	$(16,906)	$2,020

Basic net income (loss) per common share	$(.34)	$.04

Diluted net income (loss) per common share	$(.34)	$.04

Basic average common shares outstanding	49,852	49,652
Dilutive effect of stock options and stock bonus plan	—	—

Diluted average common shares outstanding	49,852	49,652

See accompanying notes

WESTPOINT STEVENS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$(16,906)	$2,020
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and other amortization	18,885	20,746
Deferred income taxes	(9,474)	1,142
Changes in working capital	11,190	(32,243)
Other-net	12,330	532
Non-cash component of restructuring and impairment charge	186	—

Net cash provided by (used for) operating activities	16,211	(7,803)

Cash flows from investing activities:
Capital expenditures	(4,454)	(4,215)
Net proceeds from sale of assets	13	225

Net cash used for investing activities	(4,441)	(3,990)

Cash flows from financing activities:
Senior Credit Facility:
Borrowings	338,000	200,000
Repayments	(321,396)	(182,421)
Trade Receivables Program	(26,807)	(6,700)

Net cash provided by (used for) financing activities	(10,203)	10,879

Net increase (decrease) in cash and cash equivalents	1,567	(914)

Cash and cash equivalents at beginning of period	1,096	3,170

Cash and cash equivalents at end of period	$2,663	$2,256

See accompanying notes

WESTPOINT STEVENS INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)
(In thousands)

		Common
		Stock
		and Capital
		in				Accumulated
		Excess of	Treasury Stock			Other
	Common	Par			Accumulated	Comprehensive	Unearned
	Shares	Value	Shares	Amount	Deficit	Income (Loss)	Compensation	Total

Balance, January 1, 2003	71,100	$408,991	(21,449)	$(417,964)	$(693,652)	$(99,581)	$(3,441)	$(805,647)
Comprehensive income (loss):
Net loss	—	—	—	—	(16,906)	—	—	(16,906)
Foreign currency translation adjustment	—	—	—	—	—	776	—	776
Cash flow hedges:
Net derivative gains, net of tax benefit	—	—	—	—	—	(1,174)	—	(1,174)

Comprehensive income (loss)								(17,304)

Issuance of stock pursuant to Stock Bonus Plan including tax expense	—	446	39	413	—	—	—	859
Issuance of stock pursuant to pension plan	—	(1,254)	202	1,381	—	—	—	127
Issuance of Restricted Stock	—	(30)	5	33	—	—	(3)	—
Amortization of compensation	—	—	—	—	—	—	471	471
Stock dividends pursuant to Stock Bonus Plan	—	—	—	—	(106)	—	—	(106)

Balance, March 31, 2003	71,100	$408,153	(21,203)	$(416,137)	$(710,664)	$(99,979)	$(2,973)	$(821,600)

See accompanying notes

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for WestPoint Stevens Inc. (the “Company”) for the year ended December 31, 2002.

2. Chapter 11 Filing

Subsequent to the end of the Company’s quarter ended March 31, 2003, on June 1, 2003 (the “Petition Date”), the Company and several of its subsidiaries (together with the Company, the “Debtors”) filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Since that date, the Debtors have been operating as debtors-in-possession under Chapter 11. A brief chronology of the circumstances that led to such filing is set forth below.

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

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

2. Chapter 11 Filing–Continued

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

On June 2, 2003, the Bankruptcy Court approved a series of the Company’s “first day” motions that will enable the Company to continue regular operations throughout the reorganization proceeding. These motions authorized, among other things, normal payment of employee salaries, wages and benefits; continued participation in workers’ compensation insurance programs; payment to vendors for post-petition delivery of goods and services; payment of certain pre-petition obligations to customers; and continued payment of utilities. The Bankruptcy Court also approved, under interim order, access to $175 million in debtor-in-possession financing and subsequently approved, under final order, access to $300 million of debtor-in-possession financing for use by the Company, pursuant to a Post-Petition Credit Agreement, dated as of June 2, 2003, among WestPoint Stevens Inc. and certain of its subsidiaries, the financial institutions named therein and Bank of America, N.A. and Wachovia Bank, National Association (the “DIP Credit Agreement”).

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

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

2. Chapter 11 Filing–Continued

The Debtors are currently operating their businesses as debtors-in-possession pursuant to the Bankruptcy Code. Pursuant to the Bankruptcy Code, prepetition obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect prepetition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. The rights of and ultimate payments by the Company under prepetition obligations may be substantially altered. This could result in claims being liquidated in the Chapter 11 proceedings at less (and possibly substantially less) than 100% of their face value. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items. The amount of the claims to be filed by the creditors could be significantly different than the amount of the liabilities recorded by the Company.

Since the Petition Date, the Debtors have conducted business in the ordinary course. Management is in the process of stabilizing the business of the Debtors and evaluating their operations as part of the development of a plan of reorganization. The Debtors may seek the requisite acceptance of the plan of reorganization by security holders and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code. During the pendency of the Chapter 11 proceedings, the Debtors may, with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements. The administrative and reorganization expenses resulting from the Chapter 11 proceedings will unfavorably affect the Debtors’ results of operations. Future results of operations may also be adversely affected by other factors related to the Chapter 11 proceedings.

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

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

2. Chapter 11 Filing–Continued

Basis of Presentation—Continued

The Company’s consolidated financial statements included elsewhere in this Quarterly Report do not reflect adjustments that may occur in accordance with AICPA Statement of Position 90-7 (“Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”) (“SOP 90-7”), which the Company will adopt for its financial reporting in periods ending after June 1, 2003, assuming that the Company will continue as a “going concern”. In the Chapter 11 proceedings, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 proceedings will be segregated and classified as Liabilities Subject to Compromise in the consolidated balance sheet under SOP 90-7.

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

3. Inventories

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

Inventories consisted of the following at March 31, 2003 and December 31, 2002 (in thousands of dollars):

	March 31,	December 31,
	2003	2002

Finished goods	$177,924	$142,484
Work in process	185,785	174,460
Raw materials and supplies	48,379	51,799
LIFO reserve	—	—

	$412,088	$368,743

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

4. Indebtedness and Financial Arrangements

Indebtedness is as follows (in thousands of dollars):

	March 31,	December 31,
	2003	2002

Short-term indebtedness
Senior Credit Facility	$464,399	$447,795
Second-Lien Facility	165,000	165,000
7-7/8% Senior Notes due 2005	525,000	525,000
7-7/8% Senior Notes due 2008	475,000	475,000

	$1,629,399	$1,612,795

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

At March 31, 2003, the Company’s Senior Credit Facility with certain lenders (collectively, the “Banks”) consists of a $667.1 million revolving credit facility (“Revolver”), subject to future scheduled commitment reductions and interim facility limitations, with a Revolver expiration date of November 30, 2004. During 2003 the Revolver commitment decreased $25.0 million as a result of a scheduled commitment reduction. The Senior Credit Facility provides for a $25.0 million future reduction in the revolver commitment on each of the following dates: August 1, 2003 and November 1, 2003 and further provides for a $17.5 million reduction in the revolver commitment on February 1, 2004 at which time the revolver commitment will be $599.6 million, subject to adjustments related to the Trade Receivables Program and asset dispositions.

Effective March 31, 2003, the Senior Credit Facility was amended primarily to provide for an interim facility limitation and to add an unused commitment fee. Under the interim facility limitation, the Company’s outstanding borrowings and letters of credit under the Senior Credit Facility are limited to the following amounts for the periods indicated: $546.0 million for the period April 1, 2003 through April 26, 2003; $530.0 million for the period April 27, 2003 through May 17, 2003; and $525.0 million for the period May 18, 2003 through June 10, 2003.

At the option of the Company and effective with the last amendment to the Senior Credit Facility, interest under the Senior Credit Facility will be payable monthly, either at the prime rate plus 5.25% or LIBOR plus 7.00%, compared to prime rate plus 2.75% or LIBOR plus 4.50% in effect at December 31, 2002. The Company is obligated to pay a facility fee in an amount equal to 0.50% of each Bank’s commitment under the Revolver, and an unused commitment fee in an amount equal to 1.00% of the difference between the revolver commitment and the daily outstanding loans and letters of credit. The loans under the Senior Credit Facility are secured by the pledge of all the stock of the Company’s material subsidiaries and a first priority lien on substantially all of the assets of the Company, other than the Company’s accounts receivables in the Trade Receivables Program.

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

4. Indebtedness and Financial Arrangements–Continued

The Company’s credit agreements contain a number of customary covenants including, among others, restrictions on the incurrence of indebtedness, transactions with affiliates, and certain asset dispositions as well as limitations on restricted debt and equity payments and capital expenditures. Certain provisions require the Company to maintain certain financial ratios, a minimum interest coverage ratio, a minimum debt to EBITDA ratio, a minimum EBITDA and a minimum consolidated net worth (as defined). At March 31, 2003, the Company could not make restricted debt and equity payments.

At March 31, 2003 and prior to the petition date, the Company was not in compliance with certain of its covenants under the Senior Credit Facility and Second-Lien Facility during which time the Company engaged in active discussions with its senior lenders to obtain an amendment or waiver of such non-compliance (See Note 2 where the chronology of the circumstances causing the Company to file voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code is discussed). At March 31, 2003 and December 31, 2002, the Company classified all of its outstanding debt under all of its various credit agreements as current as a result of the Company’s inability to obtain temporary waivers discussed above through the end of 2003 and the potential for the acceleration of the loans outstanding under all of its various credit agreements.

The Company, through a wholly-owned “bankruptcy remote” receivables subsidiary, has a Trade Receivables Program that provides for the sale of accounts receivable on a revolving basis. The receivables subsidiary, WPS Receivables Corporation (“WPSRC”) (which is not a Debtor in the Company’s current Chapter 11 proceeding), is a qualified special purpose entity and meets the requirements of SFAS 140. In January 2002, the Company amended and extended the maturity date of its existing Trade Receivables Program with an independent issuer of receivables backed commercial paper until January 2003. The independent issuer of receivables backed commercial paper under the Company’s Trade Receivables Program at December 31, 2002 indicated that it would not extend the maturity date of its current agreement for another year but indicated a willingness to work with the Company to effect an orderly transition to another securitization provider. On January 15, and February 10, 2003, the company announced amendments to the maturity dates of its Trade Receivables Program, extending it to February 17 and March 31, 2003, respectively. On March 28, 2003, WPSRC and the Company entered into a loan and security agreement (the “Receivables Loan Agreement”) with Congress Financial Corporation (Southern), as Agent (“Congress”), pursuant to which the lenders thereunder agreed to provide receivables backed loans as part of the Company’s Trade Receivables Program. Under the terms of the Trade Receivables Program, the Company agreed to sell on an ongoing basis, and without recourse for credit loss on the receivables, its accounts receivable portfolio to WPSRC, and WPSRC used the receivables as collateral for loans pursuant to the Receivables Loan Agreement. Proceeds from the loans and collections on receivables were used by WPSRC to purchase receivables from the Company. The Company maintained the balance in the designated pool of accounts receivable sold by selling its new receivables on a revolving basis as they are created. The Receivables Loan Agreement permitted outstanding loans of up to $160.0 million against the accounts receivable portfolio. The interest payable by WPSRC on the loans under the Receivables Loan Agreement is a 2-month LIBOR rate plus 2.50%. The cost of the Trade Receivables Program is charged

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

4. Indebtedness and Financial Arrangements–Continued

to selling expense in the accompanying Consolidated Statements of Operations. At March 31, 2003 and December 31, 2002, $128.0 million and $154.8 million, respectively, of accounts receivable had been sold pursuant to the Trade Receivables Program and the sale is reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets. On June 4, 2003, Congress notified WPRSC that, as a result of the Company’s Chapter 11 filing, Congress was terminating the Receivables Loan Agreement and that no further loans would be made thereunder. Congress will continue to apply proceeds of receivables pledged to it to reduce the obligations of WPRSC to Congress under the Receivables Loan Agreement. The Company currently believes that all outstanding loans under the Receivables Loan Agreement will be repaid in full from such proceeds. The Company is currently financing its accounts receivable through borrowings under the DIP Credit Agreement and expects to continue to do so during the pendency of its Chapter 11 proceedings.

5. Restructuring, Impairment and Other Charges

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

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5. Restructuring, Impairment and Other Charges–Continued

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

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2000 Restructuring and Impairment Charge:
Second Quarter	$87.9	$4.6	$3.4	$95.9
Third Quarter	—	5.8	0.3	6.1
Fourth Quarter	2.6	4.3	0.3	7.2

Total 2000 Charge	90.5	14.7	4.0	109.2

2001 Restructuring and Impairment Charge:
First Quarter	—	5.0	—	5.0
Fourth Quarter	—	2.0	(2.0)	—

Total 2001 Charge	—	7.0	(2.0)	5.0

Writedown Assets to Net Recoverable Value	(90.5)	—	—	(90.5)
2000 Cash Payments	—	(4.7)	(0.3)	(5.0)
2001 Cash Payments	—	(15.0)	(0.1)	(15.1)
2002 Cash Payments	—	(1.7)	—	(1.7)

Balance at March 31, 2003	$—	$0.3	$1.6	$1.9

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5. Restructuring, Impairment and Other Charges–Continued

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

As a result of the restructuring initiatives in 2002, the Company announced the closure of its Rosemary (NC) towel finishing facility, the conversion of its Rosemary (NC) towel fabrication and distribution facilities to basic bedding facilities and the closure of its Dalton (GA) basic bedding facility. The Company announced on April 25, 2003 that the Rosemary (NC) towel fabrication and distribution facilities that were previously disclosed as being converted to basic bedding facilities will now be closed. The Company also announced the closure of six retail stores. Closure of other retail stores and other facilities may be announced in future periods.

The cost of the manufacturing and retail store rationalization and certain overhead reduction costs were reflected in a restructuring and impairment charge of $6.6 million, before taxes, in 2002 and a restructuring and impairment charge of $1.4 million, before taxes, in 2003. The components of the restructuring and impairment charge in 2002 included $4.4 million for the impairment of fixed assets and $2.2 million in reserves to cover cash expenses related primarily to severance benefits. The components of the restructuring and impairment charge in 2003 included $0.2 million for the impairment of fixed assets and $1.2 million in reserves to cover cash expenses related to severance benefits of $0.8 million and other exit costs.

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5. Restructuring, Impairment and Other Charges–Continued

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2002 Restructuring and Impairment Charge:
Third Quarter	$4.3	$1.6	$—	$5.9
Fourth Quarter	0.1	0.5	0.1	0.7

Total 2002 Charge	4.4	2.1	0.1	6.6

2003 Restructuring and Impairment Charge:
First Quarter	0.2	0.8	0.4	1.4

Total 2003 Charge	0.2	0.8	0.4	1.4

Writedown Assets to Net Recoverable Value	(4.6)	—	—	(4.6)
2002 Cash Payments	—	(1.5)	—	(1.5)
2003 Cash Payments	—	(0.2)	(0.2)	(0.4)

Balance at March 31, 2003	$—	$1.2	$0.3	$1.5

During 2002, other costs of the restructuring initiatives of $11.6 million, before taxes, were recognized consisting of inventory writedowns of $10.5 million primarily related to the rationalization of its retail store division and other expenses of $1.1 million, consisting primarily of related unabsorbed overhead, all reflected in cost of goods sold. During 2003, other costs of the restructuring initiatives of $2.9 million, before taxes, were recognized consisting of inventory writedowns of $1.0 million primarily related to the rationalization of its retail store division and other expenses of $1.9 million, consisting primarily of related unabsorbed overhead, all reflected in cost of goods sold.

6. Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended March 31, 2003 and 2002 is as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net income (loss)	$(16,906)	$2,020
Foreign currency translation adjustment	776	394
Gain (loss) on derivative instruments, net of tax:
Net changes in fair value of derivatives	646	564
Net (gains) losses reclassified from other comprehensive income into earnings	(1,820)	23

Comprehensive income (loss)	$(17,304)	$3,001

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

7. Deferred Financing Fees

Included in “Other expense-net” in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 is the amortization of deferred financing fees of $2.6 million compared with $2.3 million for the three months ended March 31, 2002.

8. Litigation and Contingent Liabilities

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

On March 11, 2002, a shareholder derivative action, entitled Gordon Clark v. Holcombe T. Green, Jr., et al.(the “Clark action”), was filed against certain of the Company’s directors and officers in the Superior Court of Fulton County, Georgia. The Complaint alleges that the named individuals breached their fiduciary duties by acting in bad faith and wasting corporate assets. The Complaint also asserts claims under Georgia Code Ann. §§ 14-2-740 to 14-2-747, and 14-2-831. The claims are based on the same or similar facts as are alleged in the Geller action.

On July 1, 2002, a shareholder derivative action, entitled John Hemmer v. Holcombe T. Green, Jr., et al.(the “Hemmer action”), was filed against Mr. Green and certain of the Company’s other directors including Messrs. Hugh M. Chapman, John F. Sorte and Ms. M. Katherine Dwyer in the Court of Chancery in the State of Delaware in and for New Castle County. The Complaint alleges that the named

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

8. Litigation and Contingent Liabilities–Continued

individuals breached their fiduciary duties and knowingly or recklessly failed to exercise oversight responsibilities to ensure the integrity of the Company’s financial reporting. The Complaint also asserts that certain of the named individuals used proprietary Company information in selling or pledging Company stock at inflated prices for their benefit. The claims are based on the same or similar facts as are alleged in the Geller action.

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
(Unaudited)

8. Litigation and Contingent Liabilities–Continued

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

On June 1, 2003, the Company and several of its subsidiaries filed the petition under Chapter 11 of the Bankruptcy Code which is discussed elsewhere in this Quarterly Report on Form 10-Q.

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

9. New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require disclosure of the effects of an entity’s accounting policy with respect to

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

9. New Accounting Pronouncements–Continued

stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 148’s amendments of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The Company has adopted SFAS No. 148 through continued application of the intrinsic value method prescribed in APB No. 25, and related interpretations, and enhanced financial statement disclosures of the effect on net income (loss) and earnings (loss) per share if fair value provisions of SFAS No. 148 had been applied.

At March 31, 2003, the Company had several stock-based compensation plans, which are described in Note 7 – Stockholders’ Equity (Deficit) of the Notes to Consolidated Financial Statements of the Annual Report on Form 10-K for fiscal 2002. As discussed above, the Company applies APB No. 25, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock incentive plan. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method established in SFAS No. 123 as amended by SFAS No. 148, the Company’s net income (loss) and earnings (loss) per common share would have been reduced to the pro forma amounts indicated below (in thousands, except per share date):

	Three Months Ended
	March 31,

	2003	2002

Net income (loss) as reported	$(16,906)	$2,020
Deduct:
Total stock-based compensation expenses determined under fair-value based method for all awards, net of tax	650	1,158

Pro forma net income (loss)	$(17,556)	$862

Earnings (loss) per common share:
Basic:
As reported	$(0.34)	$0.04
Pro forma	$(0.35)	$0.02
Diluted:
As reported	$(0.34)	$0.04
Pro forma	$(0.35)	$0.02

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

9. New Accounting Pronouncements–Continued

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

On January 1, 2003, the Company adopted FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires that upon the issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45’s provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. On January 1, 2003, the Company adopted FIN 45 and there was no significant impact on the Company’s financial position and results of operations as a result of this adoption.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 clarifies that companies may need to consolidate certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. FIN 46 does not apply to qualifying special purpose entities subject to the reporting requirements of SFAS 140. For variable interest entities created before February 1, 2003, FIN 46 is applicable in the first fiscal year or interim period beginning after June 15, 2003. The Company is reviewing the implications of FIN 46.

10. Goodwill

As a result of certain triggering events that occurred during the second quarter of 2003, including the Company filing a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code (see Note 2 where the chronology of the circumstances that led to such filing is discussed), the Company has begun performing an interim test of the carrying amount of its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

WESTPOINT STEVENS INC.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

As discussed in Note 2, the Company and several of its subsidiaries filed a petition under Chapter 11 of the Bankruptcy Code on June 1, 2003. By reason thereof, the Company’s creditors were automatically stayed from taking certain “enforcement” actions under their respective agreements with the Company unless the stay is lifted by the Bankruptcy Court. In addition, the Company has entered into the DIP Credit Agreement, which is more fully described below.

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

Senior Credit Facility and Second-Lien Facility Amendments

Effective March 31, 2003, the Company’s Senior Credit Facility was amended primarily to provide for an interim facility limitation and to add an unused commitment fee. Under the interim facility limitation, the Company’s outstanding borrowings and letters of credit under the Senior Credit Facility are limited to the following amounts for the periods indicated: $546.0 million for the period April 1, 2003 through April 26, 2003; $530.0 million for the period April 27, 2003 through May 17, 2003; $525.0 million for the period May 18, 2003 through June 10, 2003.

At the option of the Company and effective with the last amendment to the Senior Credit Facility, interest under the Senior Credit Facility will be payable monthly, either at the prime rate plus 5.25% or at LIBOR plus 7.00%, compared to prime rate plus 2.75% or LIBOR plus 4.50% in effect at December 31, 2002. The Company is also obligated to pay a facility fee in an amount equal to 0.50% of each Bank’s commitment under the Revolver, and an unused commitment fee in an amount equal to 1.00% of the difference between the revolver commitment and the daily outstanding loans and letters of credit.

WESTPOINT STEVENS INC.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Senior Credit Facility and Second-Lien Facility Amendments–Continued

At March 31, 2003, the Company was not in compliance with certain of its covenants under the Senior Credit Facility and Second-Lien Facility. Effective March 31, 2003, the Company’s lenders under the Senior Credit Facility and Second-Lien Facility temporarily waived the defaults for the period March 31, 2003 through and including June 10, 2003. At March 31, 2003 and December 31, 2002, the Company classified all of its outstanding debt under all of its various credit agreements as current as a result of the Company’s inability to obtain temporary waivers discussed above through the end of 2003 and the potential for the acceleration of the loans outstanding under all of its various credit agreements.

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

DIP Credit Agreement–Continued

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
and Results of Operations (Continued)

Restructuring, Impairment, and Other Charges–Continued

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

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2000 Restructuring and Impairment Charge:
Second Quarter	$87.9	$4.6	$3.4	$95.9
Third Quarter	—	5.8	0.3	6.1
Fourth Quarter	2.6	4.3	0.3	7.2

Total 2000 Charge	90.5	14.7	4.0	109.2

2001 Restructuring and Impairment Charge:
First Quarter	—	5.0	—	5.0
Fourth Quarter	—	2.0	(2.0)	—

Total 2001 Charge	—	7.0	(2.0)	5.0

Writedown Assets to Net Recoverable Value	(90.5)	—	—	(90.5)
2000 Cash Payments	—	(4.7)	(0.3)	(5.0)
2001 Cash Payments	—	(15.0)	(0.1)	(15.1)
2002 Cash Payments	—	(1.7)	—	(1.7)

Balance at March 31, 2003	$—	$0.3	$1.6	$1.9

WESTPOINT STEVENS INC.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Restructuring, Impairment, and Other Charges–Continued

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

As a result of the restructuring initiatives in 2002, the Company announced the closure of its Rosemary (NC) towel finishing facility, the conversion of its Rosemary (NC) towel fabrication and distribution facilities to basic bedding facilities and the closure of its Dalton (GA) basic bedding facility. The Company announced on April 25, 2003 that the Rosemary (NC) towel fabrication and distribution facilities that were previously disclosed as being converted to basic bedding facilities will now be closed. The Company also announced the closure of six retail stores. Closure of other retail stores and other facilities may be announced in future periods.

The cost of the manufacturing and retail store rationalization and certain overhead reduction costs were reflected in a restructuring and impairment charge of $6.6 million, before taxes, in 2002 and a restructuring and impairment charge of $1.4 million, before taxes, in 2003. The components of the restructuring and impairment charge in 2002 included $4.4 million for the impairment of fixed assets and $2.2 million in reserves to cover cash expenses related primarily to severance benefits. The components of the restructuring and impairment charge in 2003 included $0.2 million for the impairment of fixed assets and $1.2 million in reserves to cover cash expenses related to severance benefits of $0.8 million and other exit costs.

WESTPOINT STEVENS INC.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Restructuring, Impairment, and Other Charges–Continued

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2002 Restructuring and Impairment Charge:
Third Quarter	$4.3	$1.6	$—	$5.9
Fourth Quarter	0.1	0.5	0.1	0.7

Total 2002 Charge	4.4	2.1	0.1	6.6

2003 Restructuring and Impairment Charge:
First Quarter	0.2	0.8	0.4	1.4

Total 2003 Charge	0.2	0.8	0.4	1.4

Writedown Assets to Net Recoverable Value	(4.6)	—	—	(4.6)
2002 Cash Payments	—	(1.5)	—	(1.5)
2003 Cash Payments	—	(0.2)	(0.2)	(0.4)

Balance at March 31, 2003	$—	$1.2	$0.3	$1.5

During 2002, other costs of the restructuring initiatives of $11.6 million, before taxes, were recognized consisting of inventory writedowns of $10.5 million primarily related to the rationalization of its retail store division and other expenses of $1.1 million, consisting primarily of related unabsorbed overhead, all reflected in cost of goods sold. During 2003, other costs of the restructuring initiatives of $2.9 million, before taxes, were recognized consisting of inventory writedowns of $1.0 million primarily related to the rationalization of its retail store division and other expenses of $1.9 million, consisting primarily of related unabsorbed overhead, all reflected in cost of goods sold.

WESTPOINT STEVENS INC.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Results of Operations

The table below is a summary of the Company’s operating results for the three months ended March 31, 2003 and March 31, 2002 (in millions of dollars).

	Three Months Ended
	March 31,

	2003	2002

Net sales	$379.3	$435.1

Gross earnings	$73.4	$107.8

Restructuring and impairment charge	$1.4	—

Operating earnings	$8.6	$38.9

Interest expense	$32.5	$33.3

Other expense-net	$2.5	$2.4

Income (loss) from operations before taxes	$(26.4)	$3.2

Net income (loss)	$(16.9)	$2.0

Gross margin	19.4%	24.8%

Operating margin	2.2%	8.9%

WESTPOINT STEVENS INC.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Results of Operations:	Three Months Ended March 31, 2003 Compared to
Three Months Ended March 31, 2002

Net Sales. Net sales for the three months ended March 31, 2003 decreased $55.9 million, or 12.8 % to $379.3 million compared with net sales of $435.1 million for the three months ended March 31, 2002. The decline in sales reflected weak retail demand across all distribution channels and amongst all product categories with the exception of towels.

For the three months ended March 31, 2003, bed products sales were $214.6 million compared with $266.0 million for the same period in 2002; bath products sales were $128.0 million compared with $120.9 million for the same period in 2002; and other sales (consisting primarily of sales from the Company’s mill stores and foreign operations) were $36.7 million compared with $48.2 million for the same period in 2002.

Gross Earnings/Margins. Gross earnings for the three months ended March 31, 2003 decreased $34.4 million, or 31.9%, to $73.4 million compared with $107.8 million for the same period of 2002, and reflect gross margins of 19.4% in 2003 versus 24.8% in 2002. Gross earnings and margins decreased primarily as a result of lower sales, a less profitable mix of revenues, increased promotional activity and increased royalties. Included in the cost of goods sold in the first quarter of 2003 are charges associated with recent restructuring initiatives of $2.9 million, the majority of which reflects costs for unabsorbed overhead at affected facilities and inventory write-offs primarily related to the rationalization of the retail store division.

Operating Earnings/Margins. Selling, general and administrative expenses decreased $5.4 million, or 7.9%, in the first quarter of 2003 compared with the same period of last year, and as a percentage of net sales represent 16.7% in the 2003 period and 15.8% in the 2002 period. The decrease in selling, general and administrative expenses in the first quarter of 2003 was due to lower advertising and bad debt expense and lower selling expense as a result of lower sales that more than offset increased warehousing expense. However, as a percentage of sales, selling, general and administrative expenses increased in the 2003 period compared with the same period last year due to increased selling and warehousing expenses relative to sales.

Operating earnings for the first quarter of 2003 decreased 78.0% to $8.6 million, or 2.3% of sales, compared with operating earnings of $38.9 million, or 8.9% of sales, for the same period in 2002. Operating earnings for the three months ended March 31, 2003, included a separate line item for restructuring and impairment charges to reflect $1.4 million in severance benefits and other exit costs in addition to charges associated with recent restructuring initiatives of $2.9 million, the majority of which reflects costs for unabsorbed overhead and inventory write-offs.

Interest Expense. Interest expense for the three months ended March 31, 2003 of $32.5 million decreased $0.9 million compared with interest expense of $33.3 million for the three months ended March 31, 2002. The decrease was due primarily to lower interest rates on the Company’s variable rate bank debt for 2003 compared with corresponding 2002 average interest rate levels.

WESTPOINT STEVENS INC.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Results of Operations:	Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002–Continued

Other Expense, Net. Other expense, net in the first quarter of 2003 consisted primarily of the amortization of deferred financing fees of $2.6 million, less certain miscellaneous income items compared with other expense, net in the first quarter of 2002 of $2.4 million.

Income Tax Expense. The Company’s effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

Net Income (Loss). Net loss for the first quarter of 2003 was $16.9 million or a loss of $0.34 per share diluted, compared with net income of $2.0 million or $0.04 per share diluted, for the same period in 2002. Included in net loss for the three months ended March 31, 2003 were costs related to restructuring initiatives, net of taxes, of $2.7 million, or $0.06 loss per diluted share, as previously discussed.

Diluted per share amounts are based on 49.9 million and 49.7 million average shares outstanding for 2003 and 2002, respectively.

Effects of Inflation

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability.

Liquidity and Capital Resources

So long as the Company remains under the protection of Chapter 11 of the U.S. Bankruptcy Code, its principal sources of liquidity are expected to be cash from its operations and funds available under the DIP Credit Agreement. The maximum commitment under the DIP Credit Agreement is $300 million, of which as of June 18, 2003, the Company has access to $300 million under final order of the Bankruptcy Court. For additional information about the DIP Credit Agreement, see “DIP Credit Agreement” above.

During the pendency of its Chapter 11 proceedings, the Company’s principal uses of cash will be administrative expenses of the proceedings, operating expenses and debt service (including both interest payments under the DIP Credit Agreement and whatever payments are to be made in respect of pre-petition debt).

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

WESTPOINT STEVENS INC.

PART II - OTHER INFORMATION (Continued)

Item 1. Legal Proceedings–Continued

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

WESTPOINT STEVENS INC.

PART II - OTHER INFORMATION (Continued)

Item 1. Legal Proceedings–Continued

On June 1, 2003, the Company and several of its subsidiaries filed the petition under Chapter 11 of the Bankruptcy Code which is discussed elsewhere in this Quarterly Report on Form 10-Q.

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

WESTPOINT STEVENS INC.

PART II - OTHER INFORMATION (Continued)

Item 6. Exhibits and Reports on Form 8-K

a.)

Exhibit
Number	Description of Exhibit

10.1	Second Amendment to First Amended and Restated Asset Interest Transfer Agreement dated January 10, 2003, among WPS Receivables Corporation, WestPoint Stevens Inc., Blue Ridge Asset Funding Corporation, North American Capacity Insurance Company and Wachovia Bank National Association, incorporated by reference to the Form 8-K (Commission File No. 0-21496) filed by the Company with the Commission on January 15, 2003.

10.2	Third Amendment to First Amended and Restated Asset Interest Transfer Agreement dated February 7, 2003, among WPS Receivables Corporation, WestPoint Stevens Inc., Blue Ridge Asset Funding Corporation, North American Capacity Insurance Company and Wachovia Bank National Association, incorporated by reference to the Form 8-K (Commission File No. 0-21496) filed by the Company with the Commission on February 11, 2003.

10.3	Loan and Security Agreement, dated March 28, 2003, by and among WPS Receivables Corporation, WestPoint Stevens Inc., Congress Financial Corporation (Southern), The CIT Group/Commercial Services, Inc. and the Lenders from Time to Time Parties Hereto, incorporated by reference to the Form 8-K (Commission File No. 0-21496) filed by the Company with the Commission on April 1, 2003.

10.4	Second Amended and Restated Receivables Purchase Agreement, dated as of March 28, 2003, by and between WestPoint Stevens Inc. and WPS Receivables Corporation, incorporated by reference to the Form 8-K (Commission File No. 0-21496) filed by the Company with the Commission on April 1, 2003.

10.5	Release and Confidentiality Agreement dated February 4, 2003, between WestPoint Stevens Inc. and Michael J. Velsmid, Jr., incorporated by reference to the Form 10-K (Commission File No. 0-21496) filed by the Company with the Commission on June 19, 2003.

10.6	Amendment Letter dated March 20, 2003, between WestPoint Stevens Inc. and M. L. Fontenot, incorporated by reference to the Form 10-K (Commission File No. 0-21496) filed by the Company with the Commission on June 19, 2003.

WESTPOINT STEVENS INC.

PART II - OTHER INFORMATION (Continued)

Item 6. Exhibits and Reports on Form 8-K–Continued

a.)

Exhibit
Number	Description of Exhibit

10.7	The First Amendment Agreement, dated as of March 31, 2003, among the Company, certain of its subsidiaries, Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), as Administrative Agent and the Lenders party thereto, incorporated by reference to the Form 10-K (Commission File No. 0-21496) filed by the Company with the Commission on June 19, 2003.

10.8	Waiver Agreement dated as of March 31, 2003, among the Company, certain of its subsidiaries, Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), as Administrative Agent and the Lenders party thereto, incorporated by reference to the Form 10-K (Commission File No. 0-21496) filed by the Company with the Commission on June 19, 2003.

10.9	Eight Amendment and Temporary Waiver Agreement, dated as of March 31, 2003, among the Company, WestPoint Stevens (UK) Limited, WestPoint Stevens (Europe) Limited, Bank of America, N.A., as Agent and the other financial institutions party thereto, incorporated by reference to the Form 10-K (Commission File No. 0-21496) filed by the Company with the Commission on June 19, 2003.

10.10	Post-Petition Credit Agreement, dated as of June 2, 2003, among WestPoint Stevens Inc. and certain of its subsidiaries, the financial institutions named therein and Bank of America, N.A. and Wachovia Bank, National Association, incorporated by reference to the Form 8-K (Commission File No. 0-21496) filed by the Company with the Commission on June 5, 2003.

99.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

WESTPOINT STEVENS INC.

PART II - OTHER INFORMATION (Continued)

Item 6. Exhibits and Reports on Form 8-K–Continued

b.)

b.1.)	The Company filed a Current Report on Form 8-K on January 15, 2003. The items reported were “Item 5. Other Events and Regulation FD Disclosures” and “Item 7. Financial Statements, Proforma Financial Information and Exhibits.”

b.2.)	The Company filed a Current Report on From 8-K on January 30, 2003. The items reported were “Item 5. Other Events and Regulation FD Disclosures” and “Item 7. Financial Statement, Proforma Financial Statements and Exhibits.”

b.3.)	The Company filed a Current Report on Form 8-K on February 11, 2003. The items reported were “Item 5. Other Events and Regulation FD Disclosures” and “Item 7. Financial Statements, Proforma Financial Information and Exhibits.”

WESTPOINT STEVENS INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTPOINT STEVENS INC. Registrant

/s/ L. Dupuy Sears L. Dupuy Sears
Senior Vice President-Finance
and Chief Financial Officer

Date: June 26, 2003

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

Date: June 26, 2003

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

Date: June 26, 2003

/s/ Lester D. Sears
Lester D. Sears
Chief Financial Officer

WESTPOINT STEVENS INC.

EXHIBIT INDEX

EXHIBIT		PAGE
NUMBER		NUMBER

10.1	Second Amendment to First Amended and Restated Asset Interest Transfer Agreement dated January 10, 2003, among WPS Receivables Corporation, WestPoint Stevens Inc., Blue Ridge Asset Funding Corporation, North American Capacity Insurance Company and Wachovia Bank National Association, incorporated by reference to the Form 8-K (Commission File No. 0-21496) filed by the Company with the Commission on January 15, 2003.

10.2	Third Amendment to First Amended and Restated Asset Interest Transfer Agreement dated February 7, 2003, among WPS Receivables Corporation, WestPoint Stevens Inc., Blue Ridge Asset Funding Corporation, North American Capacity Insurance Company and Wachovia Bank National Association, incorporated by reference to the Form 8-K (Commission File No. 0-21496) filed by the Company with the Commission on February 11, 2003.

10.3	Loan and Security Agreement, dated March 28, 2003, by and among WPS Receivables Corporation, WestPoint Stevens Inc., Congress Financial Corporation (Southern), The CIT Group/Commercial Services, Inc. and the Lenders from Time to Time Parties Hereto, incorporated by reference to the Form 8-K (Commission File No. 0-21496) filed by the Company with the Commission on April 1, 2003.

10.4	Second Amended and Restated Receivables Purchase Agreement, dated as of March 28, 2003, by and between WestPoint Stevens Inc. and WPS Receivables Corporation, incorporated by reference to the Form 8-K (Commission File No. 0-21496) filed by the Company with the Commission on April 1, 2003.

10.5	Release and Confidentiality Agreement dated February 4, 2003, between WestPoint Stevens Inc. and Michael J. Velsmid, Jr., incorporated by reference to the Form 10-K (Commission File No. 0-21496) filed by the Company with the Commission on June 19, 2003.

WESTPOINT STEVENS INC.

EXHIBIT INDEX (Continued)

EXHIBIT		PAGE
NUMBER		NUMBER

10.6	Amendment Letter dated March 20, 2003, between WestPoint Stevens Inc. and M. L. Fontenot, incorporated by reference to the Form 10-K (Commission File No. 0-21496) filed by the Company with the Commission on June 19, 2003.

10.7	The First Amendment Agreement, dated as of March 31, 2003, among the Company, certain of its subsidiaries, Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), as Administrative Agent and the Lenders party thereto, incorporated by reference to the Form 10-K (Commission File No. 0-21496) filed by the Company with the Commission on June 19, 2003.

10.8	Waiver Agreement dated as of March 31, 2003, among the Company, certain of its subsidiaries, Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), as Administrative Agent and the Lenders party thereto, incorporated by reference to the Form 10-K (Commission File No. 0-21496) filed by the Company with the Commission on June 19, 2003.

10.9	Eight Amendment and Temporary Waiver Agreement, dated as of March 31, 2003, among the Company, WestPoint Stevens (UK) Limited, WestPoint Stevens (Europe) Limited, Bank of America, N.A., as Agent and the other financial institutions party thereto, incorporated by reference to the Form 10-K (Commission File No. 0-21496) filed by the Company with the Commission on June 19, 2003.

WESTPOINT STEVENS INC.

EXHIBIT INDEX (Continued)

EXHIBIT		PAGE
NUMBER		NUMBER

10.10	Post-Petition Credit Agreement, dated as of June 2, 2003, among WestPoint Stevens Inc. and certain of its subsidiaries, the financial institutions named therein and Bank of America, N.A. and Wachovia Bank, National Association, incorporated by reference to the Form 8-K (Commission File No. 0-21496) filed by the Company with the Commission on June 5, 2003.

99.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.