Form 10-Q
period 2003-06-30
WESTPOINT STEVENS INC
filed 2003-08-14
CIK 852952

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes ☒     No ☐

Common shares outstanding at August 1, 2003: 49,897,409 shares of Common Stock, $.01 par value.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒     No ☐

Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations (Unaudited)
Condensed Consolidated Statements of Cash Flows (Unaudited)
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K—Continued
EX-10.1 AMENDMENT NO1 TO LOAN & SECURITY AGREEMENT
EX-10.2 AMENDMENT DATED 5/30/03 TO THE CREDIT AGMT
EX-10.3 AMENDMENT NO2 TO LOAN & SECURITY AGREEMENT
EX-10.5 SECURITY AGREEMENT
EX-10.6 AMENDMENT NO1 TO POST PETITION CREDIT AGMT
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

INDEX

		Page No.

PART I	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets:
	June 30, 2003 (Unaudited) and December 31, 2002	3

	Condensed Consolidated Statements of Operations (Unaudited); Three and Six Months Ended June 30, 2003 and June 30, 2002	4

	Condensed Consolidated Statements of Cash Flows (Unaudited); Six Months Ended June 30, 2003 and June 30, 2002	5

	Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited); Six Months Ended June 30, 2003	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7–22

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23–34

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

	Item 4. Controls and Procedures	35

PART II	OTHER INFORMATION

	Item 1. Legal Proceedings	36–38

	Item 3. Defaults Upon Senior Securities	38

	Item 6. Exhibits and Reports on Form 8-K	39–40

WESTPOINT STEVENS INC.

Condensed Consolidated Balance Sheets
(In thousands)

	June 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$—	$1,096
Accounts receivable	202,382	107,751
Inventories	415,519	368,743
Prepaid expenses and other current assets	43,103	33,111

Total current assets	661,004	510,701
Property, Plant and Equipment, net	673,288	711,189
Other Assets
Deferred financing fees	20,646	25,883
Other assets	2,457	3,134
Goodwill	—	46,298

	$1,357,395	$1,297,205

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Senior Credit Facility	$490,091	$447,795
DIP Credit Agreement	80,000	—
Long-term debt classified as current	165,000	1,165,000
Accrued interest payable	11,345	3,949
Accounts payable	37,954	57,357
Other accrued liabilities	100,579	113,518

Total current liabilities	884,969	1,787,619
Noncurrent Liabilities
Deferred income taxes	113,033	158,244
Pension and other liabilities	151,068	156,989

Total noncurrent liabilities	264,101	315,233
Liabilities Subject to Compromise	1,104,571	—
Stockholders’ Equity (Deficit)	(896,246)	(805,647)

	$1,357,395	$1,297,205

See accompanying notes.

WESTPOINT STEVENS INC.

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net sales	$365,695	$449,572	$744,958	$884,716
Cost of goods sold	307,994	345,800	613,862	673,143

Gross earnings	57,701	103,772	131,096	211,573
Selling, general and administrative expenses	60,937	65,613	124,400	134,513
Restructuring and impairment charge	11,946	—	13,324	—
Goodwill impairment charge	46,298	—	46,298	—

Operating earnings (loss)	(61,480)	38,159	(52,926)	77,060
Interest expense (contractual interest of $37,252 and $69,717 for the three and six months ended June 30, 2003, respectively)	31,194	33,371	63,659	66,715
Other expense-net	7,924	1,682	10,429	4,079
Chapter 11 expenses	6,244	—	6,244	—

Income (loss) before income tax expense (benefit)	(106,842)	3,106	(133,258)	6,266
Income tax expense (benefit)	(34,795)	1,115	(44,305)	2,255

Net income (loss)	$(72,047)	$1,991	$(88,953)	$4,011

Basic net income (loss) per common share	$(1.44)	$.04	$(1.78)	$.08

Diluted net income (loss) per common share	$(1.44)	$.04	$(1.78)	$.08

Basic average common shares outstanding	49,897	49,662	49,874	49,657
Dilutive effect of stock options and stock bonus plan	—	1	—	—

Diluted average common shares outstanding	49,897	49,663	49,874	49,657

See accompanying notes.

WESTPOINT STEVENS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$(88,953)	$4,011
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and other amortization	37,748	41,617
Deferred income taxes	(44,245)	7,821
Changes in working capital	39,181	(72,144)
Other-net	14,829	1,766
Non-cash component of restructuring and impairment charge	6,959	—
Goodwill impairment charge	46,298	—

Net cash provided by (used for) operating activities	11,817	(16,929)

Cash flows from investing activities:
Capital expenditures	(6,649)	(21,895)
Net proceeds from sale of assets	92	728

Net cash used for investing activities	(6,557)	(21,167)

Cash flows from financing activities:
Senior Credit Facility:
Borrowings	720,333	426,197
Repayments	(678,037)	(362,662)
DIP Credit Agreement:
Borrowings	130,000	—
Repayments	(50,000)	—
Fees associated with DIP Agreement	(5,150)	—
Trade Receivables Program	(123,502)	(22,000)

Net cash provided by (used for) financing activities	(6,356)	41,535

Net increase (decrease) in cash and cash equivalents	(1,096)	3,439
Cash and cash equivalents at beginning of period	1,096	3,170

Cash and cash equivalents at end of period	$—	$6,609

See accompanying notes.

WESTPOINT STEVENS INC.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit) (Unaudited)
(In thousands)

		Common
		Stock
		and Capital
		in				Accumulated
		Excess of	Treasury Stock			Other
	Common	Par			Accumulated	Comprehensive	Unearned
	Shares	Value	Shares	Amount	Deficit	Income (Loss)	Compensation	Total

Balance, January 1, 2003	71,100	$408,991	(21,449)	$(417,964)	$(693,652)	$(99,581)	$(3,441)	$(805,647)
Comprehensive income (loss):
Net loss	—	—	—	—	(88,953)	—	—	(88,953)
Foreign currency translation adjustment	—	—	—	—	—	(918)	—	(918)
Cash flow hedges:
Net derivative gains, net of tax benefit of $1,434	—	—	—	—	—	(2,550)	—	(2,550)

Comprehensive income (loss)								(92,421)

Issuance of stock pursuant to Stock Bonus Plan including tax expense	—	446	39	413	—	—	—	859
Issuance of stock pursuant to pension plan	—	(1,254)	202	1,381	—	—	—	127
Issuance of Restricted Stock	—	(34)	6	37	—	—	(3)	—
Amortization of compensation	—	—	—	—	—	—	942	942
Stock dividends pursuant to Stock Bonus Plan	—	—	—	—	(106)	—	—	(106)

Balance, June 30, 2003	71,100	$408,149	(21,202)	$(416,133)	$(782,711)	$(103,049)	$(2,502)	$(896,246)

See accompanying notes.

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for WestPoint Stevens Inc. (the “Company”) for the year ended December 31, 2002.

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

2.   Chapter 11 Filing—Continued

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

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

2.   Chapter 11 Filing—Continued

There can be no assurance, however, that the Company will be able to comply with the debt covenants or that, if it fails to do so, it will be able to obtain amendments to or waivers of such covenants. Failure of the Company to comply with covenants contained in its DIP Credit Agreement, if not waived, or to adequately service debt obligations, could result in a default under the DIP Credit Agreement. Any default under the Company’s DIP Credit Agreement, particularly any default that results in acceleration of indebtedness or foreclosure on collateral, could have a material adverse effect on the Company.

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

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business. The Company is currently operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code, and its continuation as a going concern is contingent upon, among other things, its ability to gain approval of the plan of reorganization by the requisite parties under the Bankruptcy Code and be confirmed by the Bankruptcy Court, comply with the DIP Credit Agreement,

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

2.   Chapter 11 Filing—Continued

Basis of Presentation—Continued

return to profitability, generate sufficient cash flows from operations and obtain financing sources to meet future obligations. There is no assurance that the Company will be able to achieve any of these results. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

The Company’s consolidated financial statements included elsewhere in this Quarterly Report are presented in accordance with AICPA Statement of Position 90-7 (“Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”) (“SOP 90-7”). In the Chapter 11 proceedings, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, the categories of liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 proceedings and classified as Liabilities Subject to Compromise in the consolidated balance sheet under SOP 90-7 are identified below (in thousands):

June 30, 2003

Senior Notes due 2005 and 2008 plus related accrued interest net of related deferred financing fees	$1,027,707
Accounts payable	41,912
Accrued liabilities	34,952

Total	$1,104,571

The ultimate amount of and settlement terms for the Company’s pre-bankruptcy liabilities are subject to the ultimate outcome of its Chapter 11 proceedings and, accordingly, are not presently determinable. Pursuant to SOP 90-7, professional fees associated with the Chapter 11 proceedings are expensed as incurred and reported as reorganization costs (Chapter 11 expenses). Also, interest expense will be reported only to the extent that it will be paid during the pendency of the Chapter 11 proceedings or that it is probable that it will be an allowed claim. During the second quarter of 2003, the Company recognized a charge of $6.2 million for Chapter 11 expenses. Approximately $4.9 million of the charge related to the termination of the Company’s Trade Receivables Program, $0.4 million related to the amortization of fees associated with the DIP Credit Agreement and $0.9 million related to fees payable to professionals retained to assist with the Chapter 11 proceedings.

Assets of the Company’s subsidiaries currently excluded from the bankruptcy proceedings total $28.0 million as of June 30, 2003, or 2.1% of the Company’s consolidated assets. Revenues of these subsidiaries totaled $12.0 million and $25.0 million for the three and six month periods ended June 30, 2003, or 3.3% and 3.4%, respectively, of the Company’s consolidated revenues.

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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

Inventories consisted of the following (in thousands of dollars):

	June 30,	December 31,
	2003	2002

Finished goods	$185,593	$142,484
Work in process	189,812	174,460
Raw materials and supplies	40,114	51,799
LIFO reserve	—	—

	$415,519	$368,743

4.   Indebtedness and Financial Arrangements

Indebtedness is as follows (in thousands of dollars):

	June 30,	December 31,
	2003	2002

Short-term indebtedness
Senior Credit Facility	$490,091	$447,795
DIP Credit Agreement	80,000	—
Second-Lien Facility	165,000	165,000
7-7/8% Senior Notes due 2005	—	525,000
7-7/8% Senior Notes due 2008	—	475,000

	$735,091	$1,612,795

June 30,
2003

Short-term indebtedness classified as liabilities subject to compromise
7-7/8% Senior Notes due 2005	$525,000
7-7/8% Senior Notes due 2008	475,000

$1,000,000

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

4.   Indebtedness and Financial Arrangements—Continued

The Company is a party to the DIP Credit Agreement dated June 2, 2003, among the Debtors, the financial institutions from time to time parties thereto as Lenders, Bank of America, N.A., as Administrative Agent for the Lenders and Wachovia Bank, National Association as Syndication Agent for the Lenders. The facility consists of revolving credit loans of up to $300 million (with a sublimit of $75 million for letters of credit) with a term of one year. (See Note 2 where the DIP Credit Agreement is discussed further.)

At June 30, 2003, the Company’s Senior Credit Facility with certain lenders (collectively, the “Banks”) consists of a $667.1 million revolving credit facility (“Revolver”), subject to future scheduled commitment reductions and interim facility limitations, with a Revolver expiration date of November 30, 2004. Effective with the Chapter 11 filing, additional borrowings under the Senior Credit Facility are no longer available to the Company. During 2003 the Revolver commitment decreased $25.0 million as a result of a scheduled commitment reduction. The Senior Credit Facility provides for a $25.0 million future reduction in the revolver commitment on each of the following dates: August 1, 2003 and November 1, 2003 and further provides for a $17.5 million reduction in the revolver commitment on February 1, 2004, at which time the revolver commitment will be $599.6 million, subject to adjustments related to the Trade Receivables Program and asset dispositions.

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

At the option of the Company and effective with the last amendment to the Senior Credit Facility, interest under the Senior Credit Facility was payable monthly, either at the prime rate plus 5.25% or LIBOR plus 7.00%, compared to the prime rate plus 2.75% or LIBOR plus 4.50% in effect at December 31, 2002. Effective with the Chapter 11 filing, the Senior Credit Facility LIBOR loans converted to prime rate loans upon maturity and LIBOR loans are no longer available to the Company. Prior to the Chapter 11 filing, the Company was obligated to pay a facility fee in an amount equal to 0.50% of each Bank’s commitment under the Revolver, and an unused commitment fee in an amount equal to 1.00% of the difference between the revolver commitment and the daily outstanding loans and letters of credit. Effective with the Chapter 11 filing, the Company is no longer obligated to pay a facility fee or an unused commitment fee for the Senior Credit Facility. The loans under the Senior Credit Facility are secured by the pledge of all the stock of the Company’s material subsidiaries and a first priority lien on substantially all of the assets of the Company, other than the Company’s accounts receivables in the Trade Receivables Program.

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

4.   Indebtedness and Financial Arrangements—Continued

The Company’s credit agreements contain a number of customary covenants including, among others, restrictions on the incurrence of indebtedness, transactions with affiliates, and certain asset dispositions as well as limitations on restricted debt and equity payments and capital expenditures. Certain provisions require the Company to maintain certain financial ratios, a minimum interest coverage ratio, a minimum debt to EBITDA ratio, a minimum EBITDA and a minimum consolidated net worth (as defined). At June 30, 2003, the Company could not make restricted debt and equity payments.

At March 31, 2003 and prior to the petition date, the Company was not in compliance with certain of its covenants under the Senior Credit Facility and Second-Lien Facility during which time the Company engaged in active discussions with its senior lenders to obtain an amendment or waiver of such non-compliance (See Note 2 where the chronology of the circumstances causing the Company to file voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code is discussed). At June 30, 2003 and December 31, 2002, the Company classified all of its outstanding debt under all of its various credit agreements as current as a result of the Company’s inability to obtain temporary waivers discussed above through the end of 2003 and the potential for the acceleration of the loans outstanding under all of its various credit agreements.

The Company, through a wholly-owned “bankruptcy remote” receivables subsidiary, has a Trade Receivables Program that provides for the sale of accounts receivable on a revolving basis. The receivables subsidiary, WPS Receivables Corporation (“WPSRC”) (which is not a Debtor in the Company’s current Chapter 11 proceeding), is a qualified special purpose entity and meets the requirements of SFAS 140. In January 2002, the Company amended and extended the maturity date of its existing Trade Receivables Program with an independent issuer of receivables backed commercial paper until January 2003. The independent issuer of receivables backed commercial paper under the Company’s Trade Receivables Program at December 31, 2002 indicated that it would not extend the maturity date of its current agreement for another year but indicated a willingness to work with the Company to effect an orderly transition to another securitization provider. On January 15, and February 10, 2003, the company announced amendments to the maturity dates of its Trade Receivables Program, extending it to February 17 and March 31, 2003, respectively. On March 28, 2003, WPSRC and the Company entered into a loan and security agreement (the “Receivables Loan Agreement”) with Congress Financial Corporation (Southern), as Agent (“Congress”), pursuant to which the lenders thereunder agreed to provide receivables backed loans as part of the Company’s Trade Receivables Program. Under the terms of the Trade Receivables Program, the Company agreed to sell on an ongoing basis, and without recourse for credit loss on the receivables, its accounts receivable portfolio to WPSRC, and WPSRC used the receivables as collateral for loans pursuant to the Receivables Loan Agreement. Proceeds from the loans and collections on receivables were used by WPSRC to purchase

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

4.   Indebtedness and Financial Arrangements—Continued

receivables from the Company. The Company maintained the balance in the designated pool of accounts receivable sold by selling its new receivables on a revolving basis as they are created. The Receivables Loan Agreement permitted outstanding loans of up to $160.0 million against the accounts receivable portfolio. The interest payable by WPSRC on the loans under the Receivables Loan Agreement is a 2-month LIBOR rate plus 2.50%. The cost of the Trade Receivables Program is charged to selling expense in the accompanying Consolidated Statements of Operations. At June 30, 2003 and December 31, 2002, $31.3 million and $154.8 million, respectively, of accounts receivable had been sold pursuant to the Trade Receivables Program and the sale is reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets. On June 4, 2003, Congress notified WPRSC that, as a result of the Company’s Chapter 11 filing, Congress was terminating the Receivables Loan Agreement and that no further loans would be made thereunder. Congress will continue to apply proceeds of receivables pledged to it to reduce the obligations of WPRSC to Congress under the Receivables Loan Agreement. As of July 8, 2003, all outstanding loans under the Receivables Loan Agreement were repaid in full from such proceeds. The Company is currently financing its accounts receivable through borrowings under the DIP Credit Agreement and expects to continue to do so during the pendency of its Chapter 11 proceedings.

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
(Unaudited)

5.   Restructuring, Impairment and Other Charges—Continued

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

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2000 Restructuring and Impairment Charge:
Second Quarter	$87.9	$4.6	$3.4	$95.9
Third Quarter	—	5.8	0.3	6.1
Fourth Quarter	2.6	4.3	0.3	7.2

Total 2000 Charge	90.5	14.7	4.0	109.2

2001 Restructuring and Impairment Charge:
First Quarter	—	5.0	—	5.0
Fourth Quarter	—	2.0	(2.0)	—

Total 2001 Charge	—	7.0	(2.0)	5.0

Writedown Assets to Net Recoverable Value	(90.5)	—	—	(90.5)
2000 Cash Payments	—	(4.7)	(0.3)	(5.0)
2001 Cash Payments	—	(15.0)	(0.1)	(15.1)
2002 Cash Payments	—	(1.7)	—	(1.7)

Balance at June 30, 2003	$—	$0.3	$1.6	$1.9

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

As a result of the restructuring initiatives begun in 2002, the Company announced the closure of its Rosemary (NC) towel finishing facility, the conversion of its Rosemary (NC) towel fabrication and distribution facilities to basic bedding facilities and the closure of its Dalton (GA) basic bedding facility. The Company announced on April 25, 2003 that the Rosemary (NC) towel fabrication and distribution facilities that were previously disclosed as being converted to basic bedding facilities will now be closed. The Company also announced the closure of twenty-two retail stores. Closure of other facilities may be announced in future periods.

The cost of the manufacturing and retail store rationalization and certain overhead reduction costs were reflected in a restructuring and impairment charge of $6.6 million, before taxes, in 2002 and a restructuring and impairment charge of $13.3 million, before taxes, in the first six months of 2003 (of which $11.9 million were recognized in the second quarter). The components of the restructuring and impairment charge in 2002 included $4.4 million for the impairment of fixed assets and $2.2 million in reserves to cover cash expenses related primarily to severance benefits. The components of the restructuring and impairment charge in the first six months of 2003 included $7.0 million for the impairment of fixed assets and $6.3 million in reserves to cover cash expenses related to severance benefits of $5.1 million and other exit costs.

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5.   Restructuring, Impairment and Other Charges—Continued

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2002 Restructuring and Impairment Charge:
Third Quarter	$4.3	$1.6	$—	$5.9
Fourth Quarter	0.1	0.5	0.1	0.7

Total 2002 Charge	4.4	2.1	0.1	6.6

2003 Restructuring and Impairment Charge:
First Quarter	0.2	0.8	0.4	1.4
Second Quarter	6.8	4.3	0.8	11.9

Total 2003 Charge	7.0	5.1	1.2	13.3

Writedown Assets to Net Recoverable Value	(11.4)	—	—	(11.4)
2002 Cash Payments	—	(1.5)	—	(1.5)
2003 Cash Payments	—	(1.1)	(0.3)	(1.4)

Balance at June 30, 2003	$—	$4.6	$1.0	$5.6

During 2002, other costs of the restructuring initiatives of $11.6 million, before taxes, were recognized consisting of inventory writedowns of $10.5 million primarily related to the rationalization of its retail store division and other expenses of $1.1 million, consisting primarily of related unabsorbed overhead, all reflected in cost of goods sold. During the first six months of 2003, other costs of the restructuring initiatives of $7.6 million, before taxes, were recognized (of which $4.7 million were recognized in the second quarter) consisting of inventory writedowns of $3.4 million primarily related to the rationalization of its retail store division and other expenses of $4.2 million, consisting primarily of related unabsorbed overhead, all reflected in cost of goods sold.

6.   Comprehensive Income (Loss)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss)	$(72,047)	$1,991	$(88,953)	$4,011
Foreign currency translation adjustment	(1,694)	(1,459)	(918)	(1,065)
Gain (loss) on derivative instruments, net of tax:
Net changes in fair value of derivatives	(494)	1,164	152	1,728
Net (gains) losses reclassified from other comprehensive income into earnings	(882)	276	(2,702)	299

Comprehensive income (loss)	$(75,117)	$1,972	$(92,421)	$4,973

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

7.   Deferred Financing Fees

Included in “Other expense-net” in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2003 is the amortization of deferred financing fees of $3.2 million and $5.8 million, respectively, compared with $2.3 million and $4.6 million, respectively, for the three and six months ended June 30, 2002.

8.   Litigation and Contingent Liabilities

On June 1, 2003, WestPoint Stevens Inc and certain subsidiaries filed voluntary petitions for relief under chapter 11, title 11 of the United States Bankruptcy code. These filings are discussed elsewhere in this Quarterly Report on Form 10-Q.

On October 5, 2001, a purported stockholder class action suit, entitled Norman Geller v. WestPoint Stevens Inc., et al. (the “Geller action”), was filed against the Company and certain of its current and former officers and directors (the “Defendants”) in the United States District Court for the Northern District of Georgia. (A subsequent and functionally identical complaint was also filed.) The actions were consolidated by Order dated January 25, 2002. Plaintiffs served a Consolidated Amended Complaint (the “Amended Complaint”) on March 29, 2002. The Amended Complaint asserts claims against all Defendants under § 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and against the Company and defendant Holcombe T. Green, Jr. as “controlling persons” under § 20(a) of the Exchange Act. The Amended Complaint alleges that, during the putative class period (i.e., February 10, 1999 to October 10, 2000), WestPoint Stevens and certain of its officers and directors caused false and misleading statements to be issued regarding, inter alia, alleged overcapacity and excessive inventories of the Company’s towel-related products and customer demand for such products and that certain individual Defendants wrongfully sold or pledged Company stock at inflated prices for their benefit. The Amended Complaint refers to WestPoint Stevens’ press releases and quarterly and annual reports on Securities Exchange Commission Forms 10-Q and 10-K, which discuss the Company’s results and forecasts for the fiscal years 1999 and 2000. Plaintiffs allege that these press releases and public filings were false and misleading because they failed to disclose that the Company allegedly “knew sales would be adversely affected in future quarters and years.” Plaintiffs also allege in general terms that the Company materially overstated revenues by making premature shipments of products.

On June, 6, 2002, Defendants filed Motions to Dismiss Plaintiffs’ Amended Complaint. On February 3, 2003, the Court denied Defendants’ Motions to Dismiss. Proceedings against the Company are stayed due to the recent bankruptcy filing. However, the action is proceeding to class certification and discovery against the individual named defendants.

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

By agreements between the parties, the Clark and Hemmer actions were both stayed pending entry of final judgment by the Court in the Geller action. As with the Geller action, the Clark and Hemmer actions were also stayed due to the Company’s bankruptcy filing.

The Company believes that the allegations in all of the actions are without merit and intends to contest the actions vigorously on behalf of its officers and directors.

On March 21, 2002, an adversary complaint of Debtors and Debtors in Possession Against WestPoint Stevens Inc. was filed by Pillowtex, Inc., a Delaware corporation, et al., and Pillowtex Corporation, et al., against the Company in the United States Bankruptcy Court for the District of Delaware. Pillowtex Corporation and its related and affiliated companies (“Pillowtex”) as Debtors and Debtors in Possession allege breach of a postpetition contract (the “Sale Agreement”) dated January 31, 2001, among Pillowtex, Ralph Lauren Home Collection, Inc. (“RLH”) and Polo Ralph Lauren Corporation (“PRLC”) collectively referred to as “Ralph Lauren” and the Company. Pillowtex alleges that the Company refused to perform its purchase obligation under the Sales Agreement and is liable to it for $4,800,000 plus potentially significant other consequential damages. The Company believes that the complaint is without merit and intends to contest the action vigorously. However, the case is currently stayed due to the Company’s bankruptcy filing.

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

The consolidated cases are currently stayed due to the Company’s bankruptcy filing.

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

9.   New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require disclosure of the effects of an entity’s accounting policy with respect to

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

9.   New Accounting Pronouncements—Continued

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

At June 30, 2003, the Company had several stock-based compensation plans, which are described in Note 7 – Stockholders’ Equity (Deficit) of the Notes to Consolidated Financial Statements contained in the Company”s Annual Report on Form 10-K for fiscal 2002. As discussed above, the Company applies APB No. 25, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock incentive plan. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method established in SFAS No. 123 as amended by SFAS No. 148, the Company’s net income (loss) and earnings (loss) per common share would have been reduced to the pro forma amounts indicated below (in thousands, except per share date):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss) as reported	$(72,047)	$1,991	$(88,953)	$4,011
Deduct:
Total stock-based compensation expenses determined under fair-value based method for all awards, net of tax	794	1,412	1,444	2,570

Pro forma net income (loss)	$(72,841)	$579	$(90,397)	$1,441

Earnings (loss) per common share:
Basic:
As reported	$(1.44)	$0.04	$(1.78)	$0.08
Pro forma	$(1.46)	$0.01	$(1.81)	$0.03
Diluted:
As reported	$(1.44)	$0.04	$(1.78)	$0.08
Pro forma	$(1.46)	$0.01	$(1.81)	$0.03

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

9.   New Accounting Pronouncements—Continued

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

10.   Goodwill

As a result of certain triggering events that occurred during the second quarter of 2003, including the Company filing a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code (see Note 2 where the chronology of the circumstances that led to such filing is discussed), the Company performed an interim test of the carrying amount of its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Based on a preliminary estimate of expected present value of related future cash flows, the Company’s goodwill was deemed to be impaired and was subsequently written off. The unamortized balance of the goodwill that was written off during the quarter amounted to $46.3 million and is classified separately in the accompanying consolidated financial statements.

WESTPOINT STEVENS INC.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Chapter 11 Filing

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

Basis of Presentation

The Company’s consolidated financial statements are presented in accordance with AICPA Statement of Position 90-7 (“Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”) (“SOP 90-7”). In the Chapter 11 proceedings, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, the categories of liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 proceedings have been classified as Liabilities Subject to Compromise in the consolidated balance sheet. The ultimate amount of and settlement terms for the Company’s pre-bankruptcy liabilities are subject to the ultimate outcome of its Chapter 11 proceedings and, accordingly, are not presently determinable. Pursuant to SOP 90-7, professional fees associated with the Chapter 11 proceedings are expensed as incurred and reported as reorganization costs (Chapter 11 expenses). Also, interest expense will be reported only to the extent that it will be paid during the pendency of the Chapter 11 proceedings or that it is probable that it will be an allowed claim.

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

At the option of the Company and effective with the last amendment to the Senior Credit Facility, interest under the Senior Credit Facility was payable monthly, either at the prime rate plus 5.25% or at LIBOR plus 7.00%, compared to prime rate plus 2.75% or LIBOR plus 4.50% in effect at December 31, 2002. Effective with the Chapter 11 filing, the Senior Credit Facility LIBOR loans converted to prime rate loans upon maturity and LIBOR loans are no longer available to the Company. Prior to the Chapter 11 filing, the Company was also obligated to pay a facility fee in an amount equal to 0.50% of each Bank’s commitment under the Revolver, and an unused commitment fee in an amount equal to 1.00% of the difference between the revolver commitment and the daily outstanding loans and letters of credit. Effective with the Chapter 11 filing, the Company is no longer obligated to pay a facility fee or an unused commitment fee for the Senior Credit Facility.

At March 31, 2003, the Company was not in compliance with certain of its covenants under the Senior Credit Facility and Second-Lien Facility. Effective March 31, 2003, the Company’s lenders under the Senior Credit Facility and Second-Lien Facility temporarily waived the defaults for the period March 31, 2003 through and including June 10, 2003. At June 30, 2003 and December 31, 2002, the Company classified all of its outstanding debt under all of its various credit agreements as current as a result of the Company’s inability to obtain temporary waivers discussed above through the end of 2003 and the potential for the acceleration of the loans outstanding under all of its various credit agreements.

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

DIP Credit Agreement—Continued

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

There can be no assurance, however, that the Company will be able to comply with the debt covenants or that, if it fails to do so, it will be able to obtain amendments to or waivers of such covenants. Failure of the Company to comply with covenants contained in its DIP Credit Agreement, if not waived, or to adequately service debt obligations, could result in a default under the DIP Credit Agreement. Any default under the Company’s DIP Credit Agreement, particularly any default that results in acceleration of indebtedness or foreclosure on collateral, could have a material adverse effect on the Company.

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
and Results of Operations (Continued)

Restructuring, Impairment, and Other Charges—Continued

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

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2000 Restructuring and Impairment Charge:
Second Quarter	$87.9	$4.6	$3.4	$95.9
Third Quarter	—	5.8	0.3	6.1
Fourth Quarter	2.6	4.3	0.3	7.2

Total 2000 Charge	90.5	14.7	4.0	109.2

2001 Restructuring and Impairment Charge:
First Quarter	—	5.0	—	5.0
Fourth Quarter	—	2.0	(2.0)	—

Total 2001 Charge	—	7.0	(2.0)	5.0

Writedown Assets to Net Recoverable Value	(90.5)	—	—	(90.5)
2000 Cash Payments	—	(4.7)	(0.3)	(5.0)
2001 Cash Payments	—	(15.0)	(0.1)	(15.1)
2002 Cash Payments	—	(1.7)	—	(1.7)

Balance at June 30, 2003	$—	$0.3	$1.6	$1.9

WESTPOINT STEVENS INC.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Restructuring, Impairment, and Other Charges—Continued

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

As a result of the restructuring initiatives begun in 2002, the Company announced the closure of its Rosemary (NC) towel finishing facility, the conversion of its Rosemary (NC) towel fabrication and distribution facilities to basic bedding facilities and the closure of its Dalton (GA) basic bedding facility. The Company announced on April 25, 2003 that the Rosemary (NC) towel fabrication and distribution facilities that were previously disclosed as being converted to basic bedding facilities will now be closed. The Company also announced the closure of twenty-two retail stores. Closure of other facilities may be announced in future periods.

The cost of the manufacturing and retail store rationalization and certain overhead reduction costs were reflected in a restructuring and impairment charge of $6.6 million, before taxes, in 2002 and a restructuring and impairment charge of $13.3 million, before taxes, in the first six months of 2003. The components of the restructuring and impairment charge in 2002 included $4.4 million for the impairment of fixed assets and $2.2 million in reserves to cover cash expenses related primarily to severance benefits. The components of the restructuring and impairment charge in the first six months of 2003 included $7.0 million for the impairment of fixed assets and $6.3 million in reserves to cover cash expenses related to severance benefits of $5.1 million and other exit costs.

WESTPOINT STEVENS INC.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Restructuring, Impairment, and Other Charges—Continued

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2002 Restructuring and Impairment Charge:
Third Quarter	$4.3	$1.6	$—	$5.9
Fourth Quarter	0.1	0.5	0.1	0.7

Total 2002 Charge	4.4	2.1	0.1	6.6

2003 Restructuring and Impairment Charge:
First Quarter	0.2	0.8	0.4	1.4
Second Quarter	6.8	4.3	0.8	11.9

Total 2003 Charge	7.0	5.1	1.2	13.3

Writedown Assets to Net Recoverable Value	(11.4)	—	—	(11.4)
2002 Cash Payments	—	(1.5)	—	(1.5)
2003 Cash Payments	—	(1.1)	(0.3)	(1.4)

Balance at June 30, 2003	$—	$4.6	$1.0	$5.6

During 2002, other costs of the restructuring initiatives of $11.6 million, before taxes, were recognized consisting of inventory writedowns of $10.5 million primarily related to the rationalization of its retail store division and other expenses of $1.1 million, consisting primarily of related unabsorbed overhead, all reflected in cost of goods sold. During the first six months of 2003, other costs of the restructuring initiatives of $7.6 million, before taxes, were recognized (of which $4.7 million were recognized in the second quarter) consisting of inventory writedowns of $3.4 million primarily related to the rationalization of its retail store division and other expenses of $4.2 million, consisting primarily of related unabsorbed overhead, all reflected in cost of goods sold.

WESTPOINT STEVENS INC.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Results of Operations

The table below is a summary of the Company’s operating results for the three and six months ended June 30, 2003 and June 30, 2002 (in millions of dollars).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net sales	$365.7	$449.6	$745.0	$884.7
Gross earnings	$57.7	$103.8	$131.1	$211.6
Restructuring and impairment charge	$11.9	—	$13.3	—
Goodwill impairment charge	$46.3	—	$46.3	—
Operating earnings (loss)	$(61.5)	$38.2	$(52.9)	$77.1
Interest expense	$31.2	$33.4	$63.7	$66.7
Other expense-net	$7.9	$1.7	$10.4	$4.1
Chapter 11 expenses	$6.2	—	$6.2	—
Income (loss) from operations before taxes	$(106.8)	$3.1	$(133.3)	$6.3
Net income (loss)	$(72.0)	$2.0	$(89.0)	$4.0
Gross margin	15.8%	23.1%	17.6%	23.9%
Operating margin	(16.8)%	8.5%	(7.1)%	8.7%

WESTPOINT STEVENS INC.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Results of Operations:	Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002—Continued

Net Sales. Net sales for the three months ended June 30, 2003 decreased $83.9 million, or 18.7 % to $365.7 million compared with net sales of $449.6 million for the three months ended June 30, 2002. The decline in sales reflected the combined effects of retailers’ efforts to reduce inventories and ongoing weak retail demand across all distribution channels and amongst all product categories with the exception of specialty stores where the Company’s efforts to increase market share have been successful.

For the three months ended June 30, 2003, bed products sales were $211.1 million compared with $251.3 million for the same period in 2002; bath products sales were $116.6 million compared with $150.5 million for the same period in 2002; and other sales (consisting primarily of sales from the Company’s mill stores and foreign operations) were $38.0 million compared with $47.7 million for the same period in 2002.

Gross Earnings/Margin. Gross earnings for the three months ended June 30, 2003 decreased $46.1 million, or 44.4%, to $57.7 million compared with $103.8 million for the same period of 2002, and reflect a gross margin of 15.8% in 2003 versus 23.1% in 2002. Gross earnings and margin decreased primarily as a result of lower sales, a less profitable mix of revenues, reduced production rates and increased royalties. Included in the cost of goods sold in the second quarter of 2003 are charges associated with recent restructuring initiatives of $4.7 million, the majority of which reflects costs for unabsorbed overhead at affected facilities and inventory write-offs primarily related to the rationalization of the retail store division.

Operating Earnings/Margins. Selling, general and administrative expenses decreased $4.7 million, or 7.1%, in the second quarter of 2003 compared with the same period of last year, and as a percentage of net sales represent 16.7% in the 2003 period and 14.6% in the 2002 period. The decrease in selling, general and administrative expenses in the second quarter of 2003 was due to lower advertising, lower selling expense for the Company’s retail stores due to fewer stores and reduced warehousing and shipping expenses. However, as a percentage of sales, selling, general and administrative expenses increased in the 2003 period compared with the same period last year due to increased selling and warehousing and shipping expenses relative to sales.

Operating earnings for the second quarter of 2003 decreased $99.6 million to a loss of $61.5 million, compared with operating earnings of $38.2 million, or 8.5% of sales, for the same period in 2002. Operating earnings for the three months ended June 30, 2003, include a separate line item for restructuring and impairment charges of $11.9 million to reflect $4.3 million in severance benefits, $6.8 million of fixed asset write-offs, $0.8 million of other exit costs, in addition to charges associated with recent restructuring initiatives previously discussed of $4.7 million, the majority of which reflects costs for unabsorbed overhead and inventory write-offs. Operating earnings in 2003 also reflect a $46.3 million goodwill impairment charge that resulted from certain triggering events that occurred during the second quarter of 2003, including the Company’s Chapter 11 filing. (See Note 10 where the goodwill impairment charge is discussed further.)

WESTPOINT STEVENS INC.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Results of Operations:	Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002—Continued

Interest Expense. Interest expense for the three months ended June 30, 2003 of $31.2 million decreased $2.2 million compared with interest expense of $33.4 million for the three months ended June 30, 2002. The decrease was due somewhat to lower debt levels offset by higher interest rates on the Company’s variable rate bank debt for 2003 compared with corresponding 2002 outstanding debt and average interest rate levels. Effective with the Company’s Chapter 11 filing, interest was no longer accrued on the Senior Notes due 2005 and 2008, and the impact in the second quarter of 2003 was $6.1 million.

Other Expense-Net. Other expense-net in the second quarter of 2003 consisted primarily of $4.9 million in transaction costs associated with an unsuccessful acquisition effort and the amortization of deferred financing fees of $3.2 million, less certain miscellaneous income items. Other expense-net in the second quarter of 2002 of $1.7 million consisted primarily of the amortization of deferred debt fees of $2.3 million, less certain miscellaneous income items.

Chapter 11 Expenses. The Company recognized $6.2 million in bankruptcy reorganization related expenses in the second quarter of 2003 consisting primarily of $4.9 million associated with the termination of the Company’s Trade Receivables Program, $0.4 million related to amortization of fees associated with the DIP Credit Agreement and $0.9 million related to fees payable to professionals retained to assist with the Chapter 11 proceedings.

Income Tax Expense. The Company’s effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

Net Income (Loss). Net loss for the second quarter of 2003 was $72.0 million or a loss of $1.44 per share diluted, compared with net income of $2.0 million or $0.04 per share diluted, for the same period in 2002. Included in net loss for the three months ended June 30, 2003 were costs related to restructuring initiatives, net of taxes, of $10.6 million, or $0.21 loss per diluted share, as previously discussed.

Diluted per share amounts are based on 49.9 million and 49.7 million average shares outstanding for 2003 and 2002, respectively.

Results of Operations:	Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Net Sales. Net sales for the six months ended June 30, 2003 decreased $139.8 million, or 15.8 % to $745.0 million compared with net sales of $884.7 million for the six months ended June 30, 2002. The decline in sales reflected the combined effects of retailers’ efforts to reduce inventories and the ongoing weak retail demand across all distribution channels and amongst all product categories with the exception of specialty stores where the Company’s efforts to increase market share have been successful.

WESTPOINT STEVENS INC.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Results of Operations:	Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002—Continued

For the six months ended June 30, 2003, bed products sales were $425.7 million compared with $517.3 million for the same period in 2002; bath products sales were $244.6 million compared with $271.4 million for the same period in 2002; and other sales (consisting primarily of sales from the Company’s mill stores and foreign operations) were $74.6 million compared with $95.9 million for the same period in 2002.

Gross Earnings/Margin. Gross earnings for the six months ended June 30, 2003 decreased $80.5 million, or 38.0%, to $131.1 million compared with $211.6 million for the same period of 2002, and reflect a gross margin of 17.6% in 2003 versus 23.9% in 2002. Gross earnings and margin decreased primarily as a result of lower sales, a less profitable mix of revenues, reduced production rates and increased royalties. Included in the cost of goods sold for the six months ended June 30, 2003 are charges associated with recent restructuring initiatives of $7.6 million, the majority of which reflects costs for unabsorbed overhead at affected facilities and inventory write-offs primarily related to the rationalization of the retail store division.

Operating Earnings/Margins. Selling, general and administrative expenses decreased $10.1 million, or 7.5%, for the six months ended June 30, 2003 compared with the same period of last year, and as a percentage of net sales represents 16.7% in the 2003 period and 15.2% in the 2002 period. The decrease in selling, general and administrative expenses for the first six months of 2003 was due to lower advertising and bad debt expense and lower selling expense for the Company’s retail stores due to fewer stores. However, as a percentage of sales, selling, general and administrative expenses increased in the 2003 period compared with the same period last year due to increased selling and increased warehousing and shipping expenses relative to sales.

Operating earnings for the first six months of 2003 decreased $130.0 million to a loss of $52.9 million, compared with operating earnings of $77.1 million, or 8.7% of sales, for the same period in 2002. Operating earnings for the six months ended June 30, 2003, include a separate line item for restructuring and impairment charges of $13.3 million to reflect $5.1 million in severance benefits, $7.0 million of fixed asset write-offs, $1.2 million of other exit costs, in addition to charges associated with recent restructuring initiatives previously discussed of $7.6 million, the majority of which reflects costs for unabsorbed overhead and inventory write-offs. Operating earnings in 2003 also reflect a $46.3 million goodwill impairment charge that resulted from certain triggering events that occurred during the second quarter of 2003, including the Company’s Chapter 11 filing. (See Note 10 where the goodwill impairment charge is discussed further.)

Interest Expense. Interest expense for the six months ended June 30, 2003 of $63.7 million decreased $3.1 million compared with interest expense of $66.7 million for the six months ended June 30, 2002. The decrease was due somewhat to lower debt levels offset by higher interest rates on the Company’s variable rate bank debt for 2003 compared with corresponding 2002 outstanding debt and average interest rate levels. Effective with the Company’s Chapter 11 filing, interest was no longer accrued on the Senior Notes due 2005 and 2008, and the impact in the first six months of 2003 was $6.1 million.

WESTPOINT STEVENS INC.

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Results of Operations:	Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002—Continued

Other Expense-Net. Other expense-net for the first six months of 2003 consisted primarily of the amortization of deferred financing fees of $5.8 million, less certain miscellaneous income items and $4.9 million in transaction costs associated with an unsuccessful acquisition effort. Other expense-net in the first six months of 2002 of $4.1 million consisted primarily of the amortization of deferred financing fees of $4.6 million, less certain miscellaneous income items.

Chapter 11 Expenses. The Company recognized $6.2 million in bankruptcy restructuring related expenses consisting primarily of $4.9 million associated with early termination of leases and other related fees resulting from the accelerated closing of certain of the Company’s retail stores and $1.3 million of expenses related to ongoing professional fees.

Income Tax Expense. The Company’s effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

Net Income (Loss). Net loss for the six months ended June 30, 2003 was $89.0 million or a loss of $1.78 per share diluted, compared with net income of $4.0 million or $0.08 per share diluted, for the same period in 2002. Included in net loss for the six months ended June 30, 2003 were costs related to restructuring initiatives, net of taxes, of $13.4 million, or $0.27 loss per diluted share, as previously discussed.

Diluted per share amounts are based on 49.9 million and 49.7 million average shares outstanding for 2003 and 2002, respectively.

Effects of Inflation

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability.

Liquidity and Capital Resources

So long as the Company remains under the protection of Chapter 11 of the U.S. Bankruptcy Code, its principal sources of liquidity are expected to be cash from its operations and funds available under the DIP Credit Agreement. The maximum commitment under the DIP Credit Agreement is $300 million, of which as of June 18, 2003, the Company has access to $300 million under final order of the Bankruptcy Court. At August 1, 2003, the Company had unused borrowing availability under the DIP Credit Agreement totaling $163.1 million, reflecting outstanding loans of $111.7 million and outstanding letters of credit of $25.2 million. For additional information about the DIP Credit Agreement, see “DIP Credit Agreement” above.

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

There can be no assurance, however, that the Company will be able to comply with the debt covenants or that, if it fails to do so, it will be able to obtain amendments to or waivers of such covenants. Failure of the Company to comply with covenants contained in its DIP Credit Agreement, if not waived, or to adequately service debt obligations, could result in a default under the DIP Credit Agreement. Any default under the Company’s DIP Credit Agreement, particularly any default that results in acceleration of indebtedness or foreclosure on collateral, could have a material adverse effect on the Company.

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

WESTPOINT STEVENS INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk has not materially changed from what was reported on the Company’s Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

Company management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of June 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2003 the disclosure controls and procedures were effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls during the period covered by this report.

WESTPOINT STEVENS INC.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

On June 1, 2003, WestPoint Stevens Inc and certain subsidiaries filed voluntary petitions for relief under chapter 11, title 11 of the United States Bankruptcy code. These filings are discussed elsewhere in this Quarterly Report on Form 10-Q.

On October 5, 2001, a purported stockholder class action suit, entitled Norman Geller v. WestPoint Stevens Inc., et al. (the “Geller action”), was filed against the Company and certain of its current and former officers and directors (the “Defendants”) in the United States District Court for the Northern District of Georgia. (A subsequent and functionally identical complaint was also filed.) The actions were consolidated by Order dated January 25, 2002. Plaintiffs served a Consolidated Amended Complaint (the “Amended Complaint”) on March 29, 2002. The Amended Complaint asserts claims against all Defendants under § 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and against the Company and defendant Holcombe T. Green, Jr. as “controlling persons” under § 20(a) of the Exchange Act. The Amended Complaint alleges that, during the putative class period (i.e., February 10, 1999 to October 10, 2000), WestPoint Stevens and certain of its officers and directors caused false and misleading statements to be issued regarding, inter alia, alleged overcapacity and excessive inventories of the Company’s towel-related products and customer demand for such products and that certain individual Defendants wrongfully sold or pledged Company stock at inflated prices for their benefit. The Amended Complaint refers to WestPoint Stevens’ press releases and quarterly and annual reports on Securities Exchange Commission Forms 10-Q and 10-K, which discuss the Company’s results and forecasts for the fiscal years 1999 and 2000. Plaintiffs allege that these press releases and public filings were false and misleading because they failed to disclose that the Company allegedly “knew sales would be adversely affected in future quarters and years.” Plaintiffs also allege in general terms that the Company materially overstated revenues by making premature shipments of products.

On June, 6, 2002, Defendants filed Motions to Dismiss Plaintiffs’ Amended Complaint. On February 3, 2003, the Court denied Defendants’ Motions to Dismiss. Proceedings against the Company are stayed due to the recent bankruptcy filing. However, the action is proceeding to class certification and discovery against the individual named defendants.

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

PART II — OTHER INFORMATION (Continued)

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

By agreements between the parties, the Clark and Hemmer actions were both stayed pending entry of final judgment by the Court in the Geller action. As with the Geller action the Clark and Hemmer actions were also stayed due to the Company’s bankruptcy filing.

The Company believes that the allegations in all of the actions are without merit and intends to contest the actions vigorously on behalf of its officers and directors.

On March 21, 2002, an Adversary Complaint of Debtors and Debtors in Possession Against WestPoint Stevens Inc. was filed by Pillowtex, Inc., a Delaware corporation, et al., and Pillowtex Corporation, et al., against the Company in the United States Bankruptcy Court for the District of Delaware. Pillowtex Corporation and its related and affiliated companies (“Pillowtex”) as Debtors and Debtors in Possession allege breach of a postpetition contract (the “Sale Agreement”) dated January 31, 2001, among Pillowtex, Ralph Lauren Home Collection, Inc. (“RLH”) and Polo Ralph Lauren Corporation (“PRLC”) collectively referred to as “Ralph Lauren” and the Company. Pillowtex alleges that the Company refused to perform its purchase obligation under the Sales Agreement and is liable to it for $4,800,000 plus potentially significant other consequential damages. The Company believes that the complaint is without merit and intends to contest the action vigorously. However, the case is currently stayed due to the Company’s bankruptcy filing.

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

PART II — OTHER INFORMATION (Continued)

Item 1.   Legal Proceedings—Continued

The purported class includes all descendants of African American slaves. The relief sought includes an accounting, the appointment of an independent historical commission, imposition of a constructive trust, restitution of the value of slave labor and defendants’ unjust enrichment, disgorgement of illicit profits and compensatory and punitive damages.

The consolidated cases are currently stayed due to the Company’s bankruptcy filing.

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

Item 3.   Defaults Upon Senior Securities

The commencement of the Chapter 11 proceedings constitutes an event of default under the Company’s Senior Credit Facility, Second-Lien Facility and indentures governing the Company’s senior unsecured notes. On June 30, 2003, the principal amount of indebtedness in default is approximately $1,655.1 million and the amount of accrued interest in default on the senior unsecured notes is approximately $36.1 million. Approximately $6.1 million of interest has not been accrued on the senior unsecured notes as a result of the Chapter 11 filing.

WESTPOINT STEVENS INC.

PART II — OTHER INFORMATION (Continued)

Item 6.   Exhibits and Reports on Form 8-K

a.)

Exhibit
Number	Description of Exhibit

10.1	Amendment No. 1 to Loan and Security Agreement, dated as of April 15, 2003, by and among WPS Receivables Corporation, WestPoint Stevens Inc., Congress Financial Corporation (Southern), The CIT Group/Commercial Services, Inc. and the parties to the Loan Agreement as lenders.

10.2	Amendment dated as of May 30, 2003, to the $165,000,000 Credit Agreement dated as of June 29, 2001, among WestPoint Stevens Inc., certain of its Subsidiaries and Deutschebank Trust Company America (f/k/a Bankers Trust Company) in its capacity as Agent and the parties to the Loan Agreement as lenders.

10.3	Amendment No. 2 to Loan and Security Agreement dated as of June 1, 2003, by and among WPS Receivables Corporation, WestPoint Stevens Inc., Congress Financial Corporation (Southern), The CIT Group/Commercial Services, Inc. and the parties to the Loan Agreement as lenders.

10.4	Post-Petition Credit Amendment, dated as of June 2, 2003, among WestPoint Stevens Inc. and certain of its subsidiaries, the financial institutions named therein and Bank of America, N.A. and Wachovia Bank, National Association, incorporated by reference to the Form 8-K (Commission File No. 0-21496) filed by the Company with the Commission on June 5, 2003.

10.5	Security Agreement dated June 2, 2003 by WestPoint Stevens Inc. and certain of its subsidiaries, the financial institutions named therein and Bank of America, N.A. in its capacity as administrative and collateral agent.

10.6	First Amendment to Post-Petition Credit Agreement dated June 26, 2003, among WestPoint Stevens Inc. and certain of its subsidiaries, the financial institutions named therein and Bank of America, N.A. and Wachovia Bank, National Association.

31.1	Chief Executive Officer’s Section 302 Certification.

31.2	Chief Financial Officer’s Section 302 Certification.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 as signed by the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 as signed by the Chief Financial Officer.

WESTPOINT STEVENS INC.

PART II — OTHER INFORMATION (Continued)

Item 6.   Exhibits and Reports on Form 8-K—Continued

b.)

b.1.)	The Company filed a Current Report on Form 8-K on April 1, 2003. The items reported were “Item 5. Other Events and Regulation FD Disclosures” and “Item 7. Financial Statements, Proforma Financial Information and Exhibits.”

b.2.)	The Company filed a Current Report on Form 8-K on April 16, 2003. The items reported were “Item 5. Other Events and Regulation FD Disclosures” and “Item 7. Financial Statements, Proforma Financial Information and Exhibits.”

b.3.)	The Company filed a Current Report on Form 8-K on June 2, 2003. The items reported were “Item 5. Other Events and Regulation FD Disclosures.”

b.4.)	The Company filed a Current Report on Form 8-K on June 5, 2003. The items reported were “Item 5. Other Events and Regulation FD Disclosures.”

b.5.)	The Company filed a Current Report on Form 8-K on June 9, 2003. The items reported were “Item 5. Other Events and Regulation FD Disclosures.”

b.6.)	The Company filed a Current Report on Form 8-K on June 27, 2003. The items reported were “Item 5. Other Events and Regulation FD Disclosures.”

WESTPOINT STEVENS INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTPOINT STEVENS INC. Registrant

/s/ L. Dupuy Sears L. Dupuy Sears Senior Vice President-Finance and Chief Financial Officer

Date: August 14, 2003

WESTPOINT STEVENS INC.

EXHIBIT INDEX

EXHIBIT		PAGE
NUMBER		NUMBER

10.1	Amendment No. 1 to Loan and Security Agreement, dated as of April 15, 2003, by and among WPS Receivables Corporation, WestPoint Stevens Inc., Congress Financial Corporation (Southern), The CIT Group/Commercial Services, Inc. and the parties to the Loan Agreement as lenders.

10.2	Amendment dated as of May 30, 2003, to the $165,000,000 Credit Agreement dated as of June 29, 2001, among WestPoint Stevens Inc., certain of its Subsidiaries and Deutschebank Trust Company America (f/k/a Bankers Trust Company) in its capacity as Agent and the parties to the Loan Agreement as lenders.

10.3	Amendment No. 2 to Loan and Security Agreement dated as of June 1, 2003, by and among WPS Receivables Corporation, WestPoint Stevens Inc., Congress Financial Corporation (Southern), The CIT Group/Commercial Services, Inc. and the parties to the Loan Agreement as lenders.

10.4	Post-Petition Credit Amendment, dated as of June 2, 2003, among WestPoint Stevens Inc. and certain of its subsidiaries, the financial institutions named therein and Bank of America, N.A. and Wachovia Bank, National Association, incorporated by reference to the Form 8-K (Commission File No. 0-21496) filed by the Company with the Commission on June 5, 2003.

10.5	Security Agreement dated June 2, 2003 by WestPoint Stevens Inc. and certain of its subsidiaries, the financial institutions named therein and Bank of America, N.A. in its capacity as administrative and collateral agent.

10.6	First Amendment to Post-Petition Credit Agreement dated June 26, 2003, among WestPoint Stevens Inc. and certain of its subsidiaries, the financial institutions named therein and Bank of America, N.A. and Wachovia Bank, National Association.

31.1	Chief Executive Officer’s Section 302 Certification.

31.2	Chief Financial Officer’s Section 302 Certification.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 as signed by the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 as signed by the Chief Financial Officer.