Form 10-Q
period 2003-09-30
WESTPOINT STEVENS INC
filed 2003-11-14
CIK 852952

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes     X       No

Common shares outstanding at October 31, 2003: 49,897,409 shares of Common Stock, $.01 par value.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     X       No

WESTPOINT STEVENS INC.

Condensed Consolidated Balance Sheets
(In thousands)

	September 30,	December 31,
	2003	2002

	(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$ -	$ 1,096
Accounts receivable	266,870	107,751
Inventories	419,910	368,743
Prepaid expenses and other current assets	42,675	33,111

Total current assets	729,455	510,701

Property, Plant and Equipment, net	659,974	711,189

Other Assets
Deferred financing fees	16,742	25,883
Other assets	2,110	3,134
Goodwill	-	46,298

	$1,408,281	$1,297,205

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Senior Credit Facility	$ 490,689	$ 447,795
DIP Credit Agreement	107,133	-
Long-term debt classified as current	16,5000	1,165,000
Accrued interest payable	6,168	3,949
Accounts payable	68,759	57,357
Other accrued liabilities	113,670	113,518

Total current liabilities	951,419	1,787,619

Noncurrent Liabilities
Deferred income taxes	111,951	158,244
Pension and other liabilities	154,161	156,989

Total noncurrent liabilities	266,112	315,233

Liabilities Subject to Compromise	1,098,114	-

Stockholders' Equity (Deficit)	(907,364)	(805,647)

	$1,408,281	$1,297,205

See accompanying notes

WESTPOINT STEVENS INC.

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales	$445,160	$460,454	$1,190,118	$1,345,170
Cost of goods sold	365,565	374,675	979,427	1,047,818

Gross earnings	79,595	85,779	210,691	297,352

Selling, general and administrative expenses	58,934	70,602	183,334	205,115
Restructuring and impairment charge	967	5,872	14,291	5,872
Goodwill impairment charge	-	-	46,298	-

Operating earnings (loss)	19,694	9,305	(33,232)	86,365

Interest expense (contractual interest of $38,869 and $108,585 for the three and nine months ended September 30, 2003, respectively)	19,181	33,735	82,840	100,450
Other expense-net	3,796	1,519	14,225	5,598
Chapter 11 expenses	12,709	-	18,953	-

Loss before income tax benefit	(15,992)	(25,949)	(149,250)	(19,683)

Income tax benefit	(3,190)	(9,340)	(47,495)	(7,085)

Net loss	$(12,802)	$(16,609)	$(101,755)	$(12,598)

Basic net loss per common share	$ (.26)	$ (.33)	$ (2.04)	$ (.25)

Diluted net loss per common share	$ (.26)	$ (.33)	$ (2.04)	$ (.25)

Basic average common shares outstanding	49,897	49,671	49,882	49,662
Dilutive effect of stock options and stock bonus plan	-	-	-	-

Diluted average common shares outstanding	49,897	49,671	49,882	49,662

See accompanying notes

WESTPOINT STEVENS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(101,755)	$(12,598)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	53,508	61,510
Deferred income taxes	(47,451)	(842)
Changes in working capital	39,112	(3,113)
Other-net	21,041	(3,093)
Non-cash component of restructuring and impairment charge	7,805	4,315
Goodwill impairment charge	46,298	-

Net cash provided by operating activities	18,558	46,179

Cash flows from investing activities:
Capital expenditures	(9,790)	(32,035)
Net proceeds from sale of assets	59	1,534

Net cash used for investing activities	(9,731)	(30,501)

Cash flows from financing activities:
Senior Credit Facility:
Borrowings	720,333	614,197
Repayments	(677,439)	(636,803)
DIP Credit Agreement:
Borrowings	377,481	-
Repayments	(270,348)	-
Fees associated with DIP Agreement	(5,150)	-
Trade Receivables Program	(154,800)	7,400

Net cash used for financing activities	(9,923)	(15,206)

Net increase (decrease) in cash and cash equivalents	(1,096)	472

Cash and cash equivalents at beginning of period	1,096	3,170

Cash and cash equivalents at end of period	$-	$3,642

See accompanying notes

WESTPOINT STEVENS INC.

Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)
(In thousands)

		Common
		Stock
		and Capital
		in				Accumulated
		Excess of				Other
	Common	Par	Treasury Stock		Accumulated	Comprehensive	Unearned

	Shares	Value	Shares	Amount	Deficit	Income (Loss)	Compensation	Total

Balance, January 1, 2003	71,100	$408,991	(21,449)	$(417,964)	$(693,652)	$(99,581)	$(3,441)	$(805,647)

Comprehensive income (loss):
Net loss	-	-	-	-	(101,755)	-	-	(101,755)
Foreign currency translation adjustment	-	-	-	-	-	(1,763)	-	(1,763)
Cash flow hedges:
Net derivative gains, net of tax expense of $690	-	-	-	-	-	1,228	-	1,228

Comprehensive income (loss)								(102,290)

Issuance of stock pursuant to Stock Bonus Plan including tax expense	-	446	39	413	-	-	-	859
Issuance of stock pursuant to pension plan	-	(1,254)	202	1,381	-	-	-	127
Issuance of Restricted Stock, net	-	(3,784)	6	37	-	-	2,185	(1,562)
Amortization of compensation	-	-	-	-	-	-	1,255	1,255
Stock dividends pursuant to Stock Bonus Plan	-	-	-	-	(106)	-	-	(106)

Balance, September 30, 2003	71,100	$404,399	(21,202)	$(416,133)	$(795,513)	$(100,116)	$ (1)	$(907,364)

See accompanying notes

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for WestPoint Stevens Inc. (the "Company") for the year ended December 31, 2002.

2.  Chapter 11 Filing

On June 1, 2003 (the "Petition Date"), the Company and several of its subsidiaries (together with the Company, the "Debtors") filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Since that date, the Debtors have been operating as debtors-in-possession under Chapter 11. A brief chronology of the circumstances that led to such filing is set forth below.

Despite the restructuring initiatives which the Company undertook in 2000 and 2002, during 2003 the Company continued to experience financial difficulty related primarily to restrictive covenants under its Senior Credit Facility and its debt structure. The Company therefore entered into negotiations with its Senior Credit Facility lenders to amend the Senior Credit Facility to permit certain restructuring, impairment and other charges and to revise certain financial ratios and minimum EBITDA covenants in its Senior Credit Facility. The Company and such lenders were unable to agree to amend the Senior Credit Facility and the Company continued to experience financial difficulties which led to a default under its Senior Credit Facility and Second-Lien Facility. Effective March 31, 2003, the Senior Credit Facility lenders and Second-Lien Facility lenders agreed to refrain from exercising any rights or remedies in respect of the Company's failure to comply with financial and other covenants until June 10, 2003. As the June 10 deadline approached, the Company's Board of Directors determined that, in order to be able to operate successfully in today's market environment and compete with increasing foreign competition, it would be necessary for the Company to reduce its debt burden and de-lever its balance sheet. Thus, on May 16, 2003, the Board of Directors approved the retention of Rothschild Inc., an independent financial advisor, to evaluate alternatives aimed at reducing the existing debt structure and strengthening the balance sheet. After negotiations with its Senior Lenders regarding various alternatives, the Company concluded it would be in the best interests of its creditors and shareholders to effect a consensual restructuring under Chapter 11 of the Bankruptcy Code and filed its Chapter 11 petition on June 1, 2003.

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

2. Chapter 11 Filing--Continued

The Company initailly announced that it had reached an agreement in principle with the holders of approximately 52% of the aggregate principal amount of its Senior Notes on the terms of a financial restructuring to be implemented through the Chapter 11 process. The agreement in principle was subject to numerous conditions and further agreements, including the entry of an order confirming the plan of reorganization contemplated by the proposal as required by Chapter 11. On October 17, 2003, the Company announced that it had determined not to implement the previously announced agreement in principle with certain holders of its outstanding unsecured debt. Instead, the Company will negotiate new terms for a Chapter 11 plan of reorganization with all of its major creditor constituencies.

On June 2, 2003, the Bankruptcy Court approved a series of the Company's "first day" motions that will enable the Company to continue regular operations throughout the reorganization proceeding. These motions authorized, among other things, normal payment of employee salaries, wages and benefits; continued participation in workers' compensation insurance programs; payment to vendors for post-petition delivery of goods and services; payment of certain pre-petition obligations to customers; and continued payment of utilities. The Bankruptcy Court also approved, under interim order, access to $175 million in debtor-in-possession financing and subsequently approved, under final order, access to $300 million of debtor-in-possession financing for use by the Company, pursuant to a Post-Petition Credit Agreement, dated as of June 2, 2003, among WestPoint Stevens Inc. and certain of its subsidiaries, the financial institutions named therein and Bank of America, N.A. and Wachovia Bank, National Association (the "DIP Credit Agreement").

The Company is a party to the DIP Credit Agreement that provides a facility consisting of revolving credit loans of up to $300 million (with a sublimit of $75 million for letters of credit) with a term of one year. At its option, the Company may extend the term for up to two successive periods of six months each.

Initial advances under the DIP Credit Agreement bear interest at a fluctuating rate per annum equal to LIBOR plus a margin of 2.75% or, at the Company's option, prime plus a margin of 0.75%. Each margin is subject to quarterly adjustments, commencing November 1, 2003, pursuant to a pricing matrix, based on average availability, having a range of 2.25% to 3.00% for LIBOR based loans and 0.25% to 1.00% for prime-based loans. The DIP Credit Agreement also has an unused line fee of 0.625% per annum, subject to quarterly adjustments as above having a range of 0.375% to 0.75%. Effective November 1, 2003, as a result of average availability, interest rates under the DIP Credit Agreement decreased to LIBOR plus 2.50% or, at the Company's option, prime plus 0.50%, and the unused line fee decreased to 0.50%.

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

2.  Chapter 11 Filing--Continued

and a failure by the Company to comply with any provisions of the Financing Orders (as defined in the DIP Credit Agreement).

During the third quarter of 2003, the Company's DIP Credit Agreement was amended primarily to modify the minimum EBITDA covenant, add a minimum availability covenant, permit certain restructuring, impairment and other charges and modify other miscellaneous provisions.

There can be no assurance, however, that the Company will be able to comply with the debt covenants or that, if it fails to do so, it will be able to obtain amendments to or waivers of such covenants. Failure of the Company to comply with covenants contained in its DIP Credit Agreement, if not waived, or to adequately service debt obligations, could result in a default under the DIP Credit Agreement. Any default under the Company's DIP Credit Agreement, particularly any default that results in acceleration of indebtedness or foreclosure on collateral, could have a material adverse effect on the Company.

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

Since the Petition Date, the Debtors have conducted business in the ordinary course. Management is in the process of stabilizing the business of the Debtors and evaluating their operations as part of the development of a plan of reorganization. The Debtors may seek the requisite acceptance of the plan of reorganization by security holders and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code. During the pendency of the Chapter 11 proceedings, the Debtors may, with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements. The administrative and reorganization expenses resulting from the Chapter 11 proceedings will unfavorably affect the Debtors' results of operations. Future results of operations may also be adversely affected by other factors related to the Chapter 11 proceedings.

On August 28, 2003, one of the Company's foreign subsidiaries, WestPoint Stevens (Europe) Ltd., filed for bankruptcy in the United Kingdom and will subsequently be closed and liquidated subject to the bankruptcy laws of the United Kingdom. The losses associated with the closure of the foreign subsidiary are estimated to total approximately $7.2 million consisting of inventory writedowns of $4.7 million, accounts receivable writedowns for claims of $1.7 million and impairment of fixed assets of $0.8 million. These charges are reflected in restructuring, impairment and other charges as discussed in Note 5.

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

2. Chapter 11 Filing--Continued

Basis of Presentation

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business. The Company is currently operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code, and its continuation as a going concern is contingent upon, among other things, its ability to gain approval of the plan of reorganization by the requisite parties under the Bankruptcy Code and be confirmed by the Bankruptcy Court, comply with the DIP Credit Agreement, return to profitability, generate sufficient cash flows from operations and obtain financing sources to meet future obligations. There is no assurance that the Company will be able to achieve any of these results. The Company's consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

The Company's consolidated financial statements included elsewhere in this Quarterly Report are presented in accordance with AICPA Statement of Position 90-7 ("Financial Reporting by Entities in Reorganization Under the Bankruptcy Code") ("SOP 90-7"). In the Chapter 11 proceedings, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, the categories of liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 proceedings and classified as Liabilities Subject to Compromise in the consolidated balance sheet under SOP 90-7 are identified below (in thousands):

September 30, 2003

Senior Notes due 2005 and 2008 plus related accrued interest net of related deferred financing fees	$1,028,337
Accounts payable	39,971
Accrued liabilities	29,806

Total	$1,098,114

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

2. Chapter 11 Filing--Continued

Basis of Presentation---Continued

The ultimate amount of and settlement terms for the Company's pre-bankruptcy liabilities are subject to the ultimate outcome of its Chapter 11 proceedings and, accordingly, are not presently determinable. Pursuant to SOP 90-7, professional fees associated with the Chapter 11 proceedings are expensed as incurred and reported as reorganization costs (Chapter 11 expenses). Also, interest expense will be reported only to the extent that it will be paid during the pendency of the Chapter 11 proceedings or that it is probable that it will be an allowed claim. During the second and third quarters of 2003, the Company recognized charges of $6.3 million and $12.7 million, respectively, totaling $19.0 million for Chapter 11 expenses. The total charge consisted of $5.0 million related to the early termination of the Company's Trade Receivables Program, $1.1 million in severance associated with the resignation of the Company's former Chairman and Chief Executive Officer, $3.9 million for performance bonuses under a court approved Key Employee Retention Plan, $1.7 million related to the amortization of fees associated with the DIP Credit Agreement and $7.3 million related to fees payable to professionals retained to assist with the Chapter 11 proceedings.

Assets of the Company's subsidiaries currently excluded from the bankruptcy proceedings total $10.4 million as of September 30, 2003, or 0.7% of the Company's consolidated assets. Revenues of the subsidiaries totaled $9.6 million and $24.9 million for the three and nine month periods ended September 30, 2003, or 2.2% and 2.1%, respectively of the Company's consolidated revenues.

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

Inventories consisted of the following (in thousands of dollars):

	September 30,	December 31,
	2003	2002

Finished goods	$170,725	$142,484
Work in process	195,976	174,460
Raw materials and supplies	53,209	51,799
LIFO reserve	-	-

	$419,910	$368,743

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

4.  Indebtedness and Financial Arrangements

Indebtedness is as follows (in thousands of dollars):

	September 30,	December 31,
	2003	2002

Short-term indebtedness
Senior Credit Facility	$490,689	$447,795
DIP Credit Agreement	107,133	-
Second-Lien Facility	165,000	165,000
7-7/8% Senior Notes due 2005	-	525,000
7-7/8% Senior Notes due 2008	-	475,000

	$762,822	$1,612,795

	September 30,
	2003

Short-term indebtedness classified as liabilities subject to compromise
7-7/8% Senior Notes due 2005	$525,000
7-7/8% Senior Notes due 2008	475,000

	$1,000,000

The Company is a party to the DIP Credit Agreement dated June 2, 2003, as subsequently amended, among the Debtors, the financial institutions from time to time parties thereto as Lenders, Bank of America, N.A., as Administrative Agent for the Lenders and Wachovia Bank, National Association as Syndication Agent for the Lenders. The facility consists of revolving credit loans of up to $300 million (with a sublimit of $75 million for letters of credit) with a term of one year. (See Note 2 where the DIP Credit Agreement is discussed further.)

At September 30, 2003, the Company's Senior Credit Facility with certain lenders (collectively, the "Banks") consists of a $642.1 million revolving credit facility ("Revolver"), subject to future scheduled commitment reductions and interim facility limitations, with a Revolver expiration date of November 30, 2004. Effective with the Chapter 11 filing, additional borrowings under the Senior Credit Facility are no longer available to the Company. During 2003 the Revolver commitment decreased $50.0 million as a result of scheduled commitment reductions. The Senior Credit Facility provides for a $25.0 million future reduction in the revolver commitment on November 1, 2003 and further provides for a $17.5 million reduction in the revolver commitment on February 1, 2004, at which time the revolver commitment will be $599.6 million, subject to adjustments related to the Trade Receivables Program and asset dispositions.

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

4.  Indebtedness and Financial Arrangements--Continued

Effective March 31, 2003, the Senior Credit Facility was amended primarily to provide for an interim facility limitation and to add an unused commitment fee. Under the interim facility limitation, the Company's outstanding borrowings and letters of credit under the Senior Credit Facility were limited to the following amounts for the periods indicated: $546.0 million for the period April 1, 2003 through April 26, 2003; $530.0 million for the period April 27, 2003 through May 17, 2003; and $525.0 million for the period May 18, 2003 through June 10, 2003.

At the option of the Company and effective with the last amendment to the Senior Credit Facility, interest under the Senior Credit Facility was payable monthly, either at the prime rate plus 5.25% or LIBOR plus 7.00%, compared to the prime rate plus 2.75% or LIBOR plus 4.50% in effect at December 31, 2002. Effective with the Chapter 11 filing, the Senior Credit Facility LIBOR loans converted to prime rate loans upon maturity and LIBOR loans are no longer available to the Company. Prior to the Chapter 11 filing, the Company was obligated to pay a facility fee in an amount equal to 0.50% of each Bank's commitment under the Revolver, and an unused commitment fee in an amount equal to 1.00% of the difference between the revolver commitment and the daily outstanding loans and letters of credit. Effective with the Chapter 11 filing, the Company is no longer obligated to pay a facility fee or an unused commitment fee for the Senior Credit Facility. The loans under the Senior Credit Facility are secured by the pledge of all the stock of the Company's material subsidiaries and a first priority lien on substantially all of the assets of the Company, other than the Company's accounts receivables in the Trade Receivables Program.

The Company's credit agreements contain a number of customary covenants including, among others, restrictions on the incurrence of indebtedness, transactions with affiliates, and certain asset dispositions as well as limitations on restricted debt and equity payments and capital expenditures. Certain provisions require the Company to maintain certain financial ratios, a minimum interest coverage ratio, a minimum debt to EBITDA ratio, a minimum EBITDA and a minimum consolidated net worth (as defined). At September 30, 2003, the Company could not make restricted debt and equity payments.

At March 31, 2003 and prior to the petition date, the Company was not in compliance with certain of its covenants under the Senior Credit Facility and Second-Lien Facility during which time the Company engaged in active discussions with its senior lenders to obtain an amendment or waiver of such non-compliance (See Note 2 where the chronology of the circumstances causing the Company to file voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code is discussed). At September 30, 2003 and December 31, 2002, the Company classified all of its outstanding debt under all of its various credit agreements as current as a result of the Company's inability to obtain temporary waivers discussed above through the end of 2003 and the potential for the acceleration of the loans outstanding under all of its various credit agreements.

The Company, through a wholly-owned "bankruptcy remote" receivables subsidiary, had a Trade Receivables Program that provided for the sale of accounts receivable on a revolving basis. The receivables subsidiary, WPS Receivables Corporation ("WPSRC") (which is not a Debtor in the Company's current Chapter 11 proceeding), is a qualified special purpose entity and meets the requirements of SFAS 140. In January 2002, the Company amended and extended the maturity date

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

4.  Indebtedness and Financial Arrangements--Continued

of its existing Trade Receivables Program with an independent issuer of receivables backed commercial paper until January 2003. The independent issuer of receivables backed commercial paper under the Company's Trade Receivables Program at December 31, 2002 indicated that it would not extend the maturity date of its current agreement for another year but indicated a willingness to work with the Company to effect an orderly transition to another securitization provider. On January 15, and February 10, 2003, the company announced amendments to the maturity dates of its Trade Receivables Program, extending it to February 17 and March 31, 2003, respectively. On March 28, 2003, WPSRC and the Company entered into a loan and security agreement (the "Receivables Loan Agreement") with Congress Financial Corporation (Southern), as Agent ("Congress"), pursuant to which the lenders thereunder agreed to provide receivables backed loans as part of the Company's Trade Receivables Program. Under the terms of the Trade Receivables Program, the Company agreed to sell on an ongoing basis, and without recourse for credit loss on the receivables, its accounts receivable portfolio to WPSRC, and WPSRC used the receivables as collateral for loans pursuant to the Receivables Loan Agreement. Proceeds from the loans and collections on receivables were used by WPSRC to purchase receivables from the Company. The Company maintained the balance in the designated pool of accounts receivable sold by selling its new receivables on a revolving basis as they are created. The Receivables Loan Agreement permitted outstanding loans of up to $160.0 million against the accounts receivable portfolio. The interest payable by WPSRC on the loans under the Receivables Loan Agreement was a 2-month LIBOR rate plus 2.50%. The cost of the Trade Receivables Program was charged to selling expense in the accompanying Consolidated Statements of Operations. At December 31, 2002, $154.8 million of accounts receivable had been sold pursuant to the Trade Receivables Program and the sale was reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets. On June 4, 2003, Congress notified WPSRC that, as a result of the Company's Chapter 11 filing, Congress was terminating the Receivables Loan Agreement and that no further loans would be made thereunder. Congress continued to apply proceeds of receivables pledged to it to reduce the obligations of WPSRC to Congress under the Receivables Loan Agreement. As of July 8, 2003, all outstanding loans under the Receivables Loan Agreement were repaid in full from such proceeds. The Company is currently financing its accounts receivable through borrowings under the DIP Credit Agreement and expects to continue to do so during the pendency of its Chapter 11 proceedings.

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
(Unaudited)

5. Restructuring, Impairment and Other Charges--Continued

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

As a result of the manufacturing rationalization, the Company announced the closure of its Rosemary (NC) terry greige facility, its Union (SC) pillow and mattress pad facility, its Seneca (SC) sheeting facility and its Whitmire (SC) yarn facility. The manufacturing rationalization also included capacity reductions at its Rosemary (NC) terry finishing and fabrication facilities and the conversion of its Carter (AL) sheeting facility to a terry facility. These plant closings enabled the Company to consolidate its manufacturing in locations that allow the most efficient work flow.

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

For the period since the adoption of the Eight-Point Plan through the fourt quarter of 2001, the Company terminated and agreed to pay severance (including continuing termination benefits) to approximately 1,700 employees. The restructuring charge approved in 2000 was completed in the fourth quarter of 2001.

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5. Restructuring, Impairment and Other Charges--Continued

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2000 Restructuring and Impairment Charge:
Second Quarter	$87.9	$4.6	$3.4	$95.9
Third Quarter	-	5.8	0.3	6.1
Fourth Quarter	2.6	4.3	0.3	7.2

Total 2000 Charge	90.5	14.7	4.0	109.2

2001 Restructuring and Impairment Charge:
First Quarter	-	5.0	-	5.0
Fourth Quarter	-	2.0	(2.0)	-

Total 2001 Charge	-	7.0	(2.0)	5.0

Writedown Assets to Net Recoverable Value	(90.5)	-	-	(90.5)
2000 Cash Payments	-	(4.7)	(0.3)	(5.0)
2001 Cash Payments	-	(15.0)	(0.1)	(15.1)
2002 Cash Payments	-	(1.7)	-	(1.7)
2003 Cash Payments	-	-	(0.1)	(0.1)

Balance at September 30, 2003	$-	$0.3	$1.5	$1.8

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

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5.  Restructuring, Impairment and Other Charges--Continued

As a result of the restructuring initiatives begun in 2002, the Company announced the closure of its Rosemary (NC) towel finishing facility, the conversion of its Rosemary (NC) towel fabrication and distribution facilities to basic bedding facilities and the closure of its Dalton (GA) basic bedding facility. The Company announced on April 25, 2003 that the Rosemary (NC) towel fabrication and distribution facilities that were previously disclosed as being converted to basic bedding facilities will now be closed. The Company also announced the closure of twenty-two retail stores and the closure of its WestPoint Stevens (Europe) Ltd. foreign subsidiary.

The cost of the manufacturing and retail store rationalization and certain overhead reduction costs were reflected in a restructuring and impairment charge of $6.6 million, before taxes, in 2002 and a restructuring and impairment charge of $14.3 million, before taxes, in the first nine months of 2003 (of which $1.0 million were recognized in the third quarter). The components of the restructuring and impairment charge in 2002 included $4.4 million for the impairment of fixed assets and $2.2 million in reserves to cover cash expenses related primarily to severance benefits. The components of the restructuring and impairment charge in the first nine months of 2003 included $7.8 million for the impairment of fixed assets and $6.5 million in reserves to cover cash expenses related to severance benefits of $5.3 million and other exit costs.

During 2002 and 2003 as a result of restructuring initiatives, the Company has terminated and agreed to pay severance (including continuing termination benefits) to approximately 500 employees.

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2002 Restructuring and Impairment Charge:
Third Quarter	$4.3	$1.6	$-	$5.9
Fourth Quarter	0.1	0.5	0.1	0.7

Total 2002 Charge	4.4	2.1	0.1	6.6

2003 Restructuring and Impairment Charge:
First Quarter	0.2	0.8	0.4	1.4
Second Quarter	6.8	4.3	0.8	11.9
Third Quarter	0.8	0.2	-	1.0

Total 2003 Charge	7.8	5.3	1.2	14.3

Writedown Assets to Net Recoverable Value	(12.2)	-	-	(12.2)
2002 Cash Payments	-	(1.5)	-	(1.5)
2003 Cash Payments	-	(2.7)	(0.4)	(3.1)

Balance at September 30, 2003	$-	$3.2	$0.9	$4.1

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5.  Restructuring, Impairment and Other Charges--Continued

During 2002, other costs of the restructuring initiatives of $11.6 million, before taxes, were recognized consisting of inventory writedowns of $10.5 million primarily related to the rationalization of its retail store division and other expenses of $1.1 million, consisting primarily of related unabsorbed overhead, all reflected in cost of goods sold. During the first nine months of 2003, other costs of the restructuring initiatives of $15.3 million, before taxes, were recognized (of which $7.7 million were recognized in the third quarter) consisting of inventory writedowns of $8.4 million primarily related to the closure of its foreign subsidiary and the rationalization of its retail store division, accounts receivable writedowns for claims of $1.7 million related to the closure of its foreign subsidiary and other expenses of $5.2 million, consisting primarily of related unabsorbed overhead, all reflected in cost of goods sold.

During the third quarter of 2003, the Company's Board of Directors approved additional restructuring initiatives to increase asset utilization, lower manufacturing costs and increase cash flow and profitability. The Company expects the restructuring initiatives to result in an $84.3 million pretax charge for restructuring, impairment and other charges. Approximately $55.6 million of the pretax charge is expected to be non-cash items. At September 30, 2003, none of the additional restructuring initiatives approved by the Board of Directors in the third quarter of 2003 had been implemented.

6.  Comprehensive Income (Loss)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30

	2003	2002	2003	2002

Net loss	$(12,802)	$(16,609)	$(101,755)	$(12,598)
Foreign currency translation adjustment	(845)	(478)	(1,763)	(1,543)
Gain (loss) on derivative instruments, net of tax:
Net changes in fair value of derivatives	3,680	(1,757)	3,832	(29)
Net (gains) losses reclassified from other comprehensive income into earnings	98	210	(2,604)	509

Comprehensive income (loss)	$(9,869)	$(18,634)	$(102,290)	$(13,661)

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

7.  Deferred Financing Fees

Included in "Other expense-net" in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003 is the amortization of deferred financing fees of $3.3 million and $9.1 million, respectively, compared with $2.3 million and $6.9 million, respectively, for the three and nine months ended September 30, 2002.

8.  Litigation and Contingent Liabilities

On June 1, 2003, WestPoint Stevens Inc. and certain subsidiaries filed voluntary petitions for relief under chapter 11, title 11 of the United States Bankruptcy code. On August 28, 2003, one of the Company's foreign subsidiaries, WestPoint Stevens (Europe) Ltd., filed for bankruptcy in the United Kingdom and will subsequently be closed and liquidated subject to the bankruptcy laws of the United Kingdom. See further discussion in Note 2.

On October 5, 2001, a purported stockholder class action suit, entitled Norman Geller v. WestPoint Stevens Inc., et al (the "Geller action"), was filed against the Company and certain of its current and former officers and directors (the "Defendants") in the United States District Court for the Northern District of Georgia. (A subsequent and functionally identical complaint was also filed.) The actions were consolidated by Order dated January 25, 2002. Plaintiffs served a Consolidated Amended Complaint (the "Amended Complaint") on March 29, 2002. The Amended Complaint asserts claims against all Defendants under section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and against the Company and defendant Holcombe T. Green, Jr. as "controlling persons" under section 20(a) of the Exchange Act. The Amended Complaint alleges that, during the putative class period (i.e., February 10, 1999 to October 10, 2000), WestPoint Stevens and certain of its officers and directors caused false and misleading statements to be issued regarding, inter alia, alleged overcapacity and excessive inventories of the Company's towel-related products and customer demand for such products and that certain Individual Defendants wrongfully sold or pledged Company stock at inflated prices for their benefit. The Amended Complaint refers to WestPoint Stevens' press releases and quarterly and annual reports on Securities Exchange Commission Forms 10-Q and 10-K, which discuss the Company's results and forecasts for the fiscal years 1999 and 2000. Plaintiffs allege that these press releases and public filings were false and misleading because they failed to disclose that the Company allegedly "knew sales would be adversely affected in future quarters and years." Plaintiffs also allege in general terms that the Company materially overstated revenues by making premature shipments of products.

On June 6, 2002, Defendants filed Motions to Dismiss Plaintiffs' Amended Complaint. On February 3, 2003, the Court denied Defendants' Motions to Dismiss. Proceedings against the Company are stayed due to the recent bankruptcy filing. However the action is proceeding to class certification and discovery against the individual named defendants.

On March 11, 2002, a shareholder derivative action, entitled Gordon Clark v. Holcombe T. Green, Jr., et al. (the"Clark action"), was filed against certain of the Company's directors and officers in the

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

8.  Litigation and Contingent Liabilities--Continued

Superior Court of Fulton County, Georgia. The Complaint alleges that the named individuals breached their fiduciary duties by acting in bad faith and wasting corporate assets. The Complaint also asserts claims under Georgia Code Ann. sections14-2-740 to 14-2-747, and 14-2-831. The claims are based on the same or similar facts as are alleged in the Geller action.

On July 1, 2002, a shareholder derivative action, entitled John Hemmer v. Holcombe T. Green, Jr., et al. (the "Hemmer action"), was filed against Mr. Green and certain of the Company's other directors including Messrs. Hugh M. Chapman, John F. Sorte and Ms. M. Katherine Dwyer in the Court of Chancery in the State of Delaware in and for New Castle County. The complaint alleges that the named individuals breached their fiduciary duties and knowingly or recklessly failed to exercise oversight responsibilities to ensure the integrity of the Company's financial reporting. The complaint also asserts that certain of the named individuals used proprietary Company information in selling or pledging Company stock at inflated prices for their benefit. The claims are based on the same or similar facts as are alleged in the Geller action.

By agreements between the parties, the Clark and Hemmer actions were both stayed pending entry of final judgment by the Court in the Geller action. As with the Geller action, the Clark and Hemmer actions were also stayed due to the Company's bankruptcy filing.

The Company believes that the allegations in all of the actions are without merit and intends to contest the actions vigorously on behalf of its officers and directors.

On March 21, 2002, an adversary complaint of Debtors and Debtors in Possession Against WestPoint Stevens Inc. was filed by Pillowtex, Inc., a Delaware corporation, et al., and Pillowtex Corporation, et al., against the Company in the United States Bankruptcy Court for the District of Delaware. Pillowtex Corporation and its related and affiliated companies ("Pillowtex") as Debtors and Debtors in Possession allege breach of a postpetition contract (the "Sale Agreement") dated January 31, 2001, among Pillowtex, Ralph Lauren Home Collection, Inc. ("RLH") and Polo Ralph Lauren Corporation ("PRLC") collectively referred to as "Ralph Lauren" and the Company. Pillowtex alleges that the Company refused to perform its purchase obligation under the Sales Agreement and is liable to it for $4,800,000 plus potentially significant other consequential damages. The Company believes that the complaint is without merit and intends to contest the action vigorously. The case is currently stayed due to the Company's bankruptcy filing.

The Company has been named as a defendant in three separate purported class action suits seeking reparation for the historic enslavement of African Americans in the United States. Eddlee Bankhead v. Lloyd's of London, et al. (the "Bankhead action") was filed on September 3, 2002, in the United States District Court for the Southern District of New York. Timothy Hurdle and Chester Hurdle v. FleetBoston Financial Corporation, et al. was initially filed in the California Superior Court for San Francisco County on September 10, 2002, but has since been removed to the United States District Court California Northern District (San Francisco). Julie Mae Wyatt-Kerwin v. J.P. Morgan Chase was filed January 21, 2003, in the United States District Court for the Southern District of Texas. All

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

8.  Litigation and Contingent Liabilities--Continued

three cases have been consolidated with related cases in the U.S. District Court for the Northern District of Illinois. The factual basis for all three suits is the claim that the defendants profited from the slave labor of the plaintiff classes' ancestors prior to 1865 and, specifically, that Pepperell Manufacturing, predecessor to WestPoint Stevens Inc., utilized cotton from southern planters who in turn purchased finished product to clothe their slaves. The California suit alleges that such practices amount to an "unfair business practice" in violation of the California Business and Professional Code.

The purported class includes all descendants of African American slaves. The relief sought includes an accounting, the appointment of an independent historical commission, imposition of a constructive trust, restitution of the value of slave labor and defendants' unjust enrichment, disgorgement of illicit profits and compensatory and punitive damages.

The consolidated cases are currently stayed due to the Company's bankruptcy filing.

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

9.  New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

9.  New Accounting Pronouncements--Continued

accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, to require disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 148's amendments of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The Company has adopted SFAS No. 148 through continued application of the intrinsic value method prescribed in APB No. 25, and related interpretations, and enhanced financial statement disclosures of the effect on net income (loss) and earnings (loss) per share if fair value provisions of SFAS No. 148 had been applied.

At September 30, 2003, the Company had several stock-based compensation plans, which are described in Note 7 --  Stockholders' Equity (Deficit) of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for fiscal 2002. As discussed above, the Company applies APB No. 25, and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock incentive plan. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method established in SFAS No. 123 as amended by SFAS No. 148, the Company's net income (loss) and earnings (loss) per common share would have been reduced to the pro forma amounts indicated below (in thousands, except per share date):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss as reported	$(12,802)	$(16,609)	$(101,755)	$(12,598)
Deduct:
Total stock-based compensation expenses determined under fair-value based method for all awards, net of tax	403	1,166	1,847	3,737

Pro forma net loss	$(13,205)	$(17,775)	$(103,602)	$(16,335)

Loss per common share:
Basic:
As reported	$ (0.26)	$ (0.33)	$ (2.04)	$ (0.25)
Pro forma	$ (0.26)	$ (0.35)	$ (2.08)	$ (0.33)
Diluted:
As reported	$ (0.26)	$ (0.33)	$ (2.04)	$ (0.25)
Pro forma	$ (0.26)	$ (0.35)	$ (2.08)	$ (0.33)

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

9.  New Accounting Pronouncements--Continued

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

On January 1, 2003, the Company adopted FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires that upon the issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45's provisions for initial recognition and measurement should be applied on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. On January 1, 2003, the Company adopted FIN 45 and there was no significant impact on the Company's financial position and results of operations as a result of this adoption.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 clarifies that companies may need to consolidate certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 applies immediately to variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. FIN 46 does not apply to qualifying special purpose entities subject to the reporting requirements of SFAS 140. For variable interest entities created before February 1, 2003, FIN 46 is applicable in the first fiscal year or interim period beginning after December 15, 2003. The Company is reviewing the implications of FIN 46.

10.  Goodwill

As a result of certain triggering events that occurred during the second quarter of 2003, including the Company filing a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code (see Note 2 where the chronology of the circumstances that led to such filing is discussed), the Company performed an interim test of the carrying amount of its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Based on a preliminary estimate of expected present value of related future cash flows, the Company's goodwill was deemed to be impaired and was subsequently written off. The unamortized balance of the goodwill that was written off during the quarter ended June 30, 2003, amounted to $46.3 million and is classified separately in the accompanying consolidated financial statements.

WESTPOINT STEVENS INC.

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations

Chapter 11 Filing

As discussed in Note 2, the Company and several of its subsidiaries filed a petition under Chapter 11 of the Bankruptcy Code on June 1, 2003. By reason thereof, the Company's creditors were automatically stayed from taking certain "enforcement" actions under their respective agreements with the Company unless the stay is lifted by the Bankruptcy Court. In addition, the Company has entered into the DIP Credit Agreement, which is more fully described below. On August 28, 2003, one of the Company's foreign subsidiaries, WestPoint Stevens (Europe) Ltd., filed for bankruptcy in the United Kingdom and will subsequently be closed and liquidated subject to the bankruptcy laws of the United Kingdom.

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable to a going concern. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business. The Company is currently operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code, and its continuation as a going concern is contingent upon, among other things, its ability to gain approval of the plan of reorganization by the requisite parties under the Bankruptcy Code and be confirmed by the Bankruptcy Court, comply with the DIP Credit Agreement, return to profitability, generate sufficient cash flows from operations and obtain financing sources to meet future obligations. There is no assurance that the Company will be able to achieve any of these results. The Company's consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

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

Basis of Presentation

The Company's consolidated financial statements are presented in accordance with AICPA Statement of Position 90-7 ("Financial Reporting by Entities in Reorganization Under the Bankruptcy Code") ("SOP 90-7"). In the Chapter 11 proceedings, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, the categories of liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 proceedings have been classified as Liabilities Subject to Compromise in the consolidated balance sheet. The ultimate amount of and settlement terms for the Company's pre-bankruptcy liabilities are subject to the ultimate outcome of its Chapter 11 proceedings and, accordingly, are not presently determinable. Pursuant to SOP 90-7, professional fees associated with the Chapter 11 proceedings are expensed as incurred and reported as reorganization costs (Chapter 11 expenses). Also, interest expense will be reported only to the extent that it will be paid during the pendency of the Chapter 11 proceedings or that it is probable that it will be an allowed claim.

WESTPOINT STEVENS INC.

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Senior Credit Facility and Second-Lien Facility Amendments

Effective March 31, 2003, the Company's Senior Credit Facility was amended primarily to provide for an interim facility limitation and to add an unused commitment fee. Under the interim facility limitation, the Company's outstanding borrowings and letters of credit under the Senior Credit Facility were limited to the following amounts for the periods indicated: $546.0 million for the period April 1, 2003 through April 26, 2003; $530.0 million for the period April 27, 2003 through May 17, 2003; $525.0 million for the period May 18, 2003 through June 10, 2003.

At the option of the Company and effective with the last amendment to the Senior Credit Facility, interest under the Senior Credit Facility was payable monthly, either at the prime rate plus 5.25% or at LIBOR plus 7.00%, compared to the prime rate plus 2.75% or LIBOR plus 4.50% in effect at December 31, 2002. Effective with the Chapter 11 filing, the Senior Credit Facility LIBOR loans converted to prime rate loans upon maturity and LIBOR loans are no longer available to the Company. Prior to the Chapter 11 filing, the Company was also obligated to pay a facility fee in an amount equal to 0.50% of each Bank's commitment under the Revolver, and an unused commitment fee in an amount equal to 1.00% of the difference between the revolver commitment and the daily outstanding loans and letters of credit. Effective with the Chapter 11 filing, the Company is no longer obligated to pay a facility fee or an unused commitment fee for the Senior Credit Facility.

At March 31, 2003, the Company was not in compliance with certain of its covenants under the Senior Credit Facility and Second-Lien Facility. Effective March 31, 2003, the Company's lenders under the Senior Credit Facility and Second-Lien Facility temporarily waived the defaults for the period March 31, 2003 through and including June 10, 2003. At June 30, 2003 and December 31, 2002, the Company classified all of its outstanding debt under all of its various credit agreements as current as a result of the Company's inability to obtain temporary waivers discussed above through the end of 2003 and the potential for the acceleration of the loans outstanding under all of its various credit agreements.

DIP Credit Agreement

The Company is a party to the DIP Credit Agreement which provides a facility consisting of revolving credit loans of up to $300 million (with a sublimit of $75 million for letters of credit) with a term of one year. At its option, the Company may extend the term for up to two successive periods of six months each.

Initial advances under the DIP Credit Agreement bear interest at a fluctuating rate per annum equal to LIBOR plus a margin of 2.75% or, at the Company's option, prime plus a margin of 0.75%. Each margin is subject to quarterly adjustments, commencing November 1, 2003, pursuant to a pricing matrix, based on average availability, having a range of 2.25% to 3.00% for LIBOR based loans and 0.25% to 1.00% for prime based loans. The DIP Credit Agreement also has an unused line fee of 0.625% per annum, subject to quarterly adjustments as above having a range of 0.375% to 0.75%. Effective November 1, 2003, as a result of average availability, interest rates under the DIP Credit Agreement decreased to LIBOR plus 2.50% or, at the Company's option, prime plus 0.50% and the unused line fee decreased to 0.50%.

WESTPOINT STEVENS INC.

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

DIP Credit Agreement--Continued

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

During the third quarter of 2003, the Company's DIP Credit Agreement was amended primarily to modify the minimum EBITDA covenant, add a minimum availability covenant, permit certain restructuring, impairment and other charges and modify other miscellaneous provisions.

There can be no assurance, however, that the Company will be able to comply with the debt covenants or that, if it fails to do so, it will be able to obtain amendments to or waivers of such covenants. Failure of the Company to comply with covenants contained in its DIP Credit Agreement, if not waived, or to adequately service debt obligations, could result in a default under the DIP Credit Agreement. Any default under the Company's DIP Credit Agreement, particularly any default that results in acceleration of indebtedness or foreclosure on collateral, could have a material adverse effect on the Company.

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

Four plant closings have been announced under the Eight-Point Plan. On October 2, 2000, the Rosemary greige plant, a towel plant located in Roanoke Rapids, North Carolina, and the Liebhardt basic bedding plant in Union, South Carolina, were scheduled for closing. On January 29, 2001, the Seneca plant, a sheeting plant in Seneca, South Carolina, was scheduled for closing. On March 1,

WESTPOINT STEVENS INC.

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Restructuring, Impairment, and Other Charges--Continued

2001, the Whitmire yarn plant in Whitmire, South Carolina, was scheduled for closing. In addition to these closings, a reduction in the workforce of the remaining finishing and fabricating facilities at the Rosemary complex was announced on February 5, 2001. These plant closings enabled the Company to consolidate its manufacturing in locations that allow the most efficient work flow.

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

For the period since the adoption of the Eight-Point Plan through the fourth quarter of 2001, the Company has terminated and agreed to pay severance (including continuing termination benefits) to approximately 1,700 employees. The restructuring charge approved in 2000 was completed in the fourth quarter of 2001. Given the disruptive nature of the restructuring activity that included significant machinery relocation and realignment in 2000 and 2001, the Company did not see any significant benefit from the restructuring plan until 2002. During 2002 the Company experienced lower cost of sales in part due to increased manufacturing efficiencies as a result of the restructuring plan.

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2000 Restructuring and Impairment Charge:
Second Quarter	$87.9	$4.6	$3.4	$95.9
Third Quarter	-	5.8	0.3	6.1
Fourth Quarter	2.6	4.3	0.3	7.2

Total 2000 Charge	90.5	14.7	4.0	109.2

2001 Restructuring and Impairment Charge:
First Quarter	-	5.0	-	5.0
Fourth Quarter	-	2.0	(2.0)	-

Total 2001 Charge	-	7.0	(2.0)	5.0

Writedown Assets to Net Recoverable Value	(90.5)	-	-	(90.5)
2000 Cash Payments	-	(4.7)	(0.3)	(5.0)
2001 Cash Payments	-	(15.0)	(0.1)	(15.1)
2002 Cash Payments	-	(1.7)	-	(1.7)
2003 Cash Payments	-	-	(0.1)	(0.1)

Balance at September 30, 2003	$-	$0.3	$1.5	$1.8

WESTPOINT STEVENS INC.

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Restructuring, Impairment, and Other Charges--Continued

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

As a result of the restructuring initiatives begun in 2002, the Company announced the closure of its Rosemary (NC) towel finishing facility, the conversion of its Rosemary (NC) towel fabrication and distribution facilities to basic bedding facilities and the closure of its Dalton (GA) basic bedding facility. The Company announced on April 25, 2003 that the Rosemary (NC) towel fabrication and distribution facilities that were previously disclosed as being converted to basic bedding facilities will now be closed. The Company also announced the closure of twenty-two retail stores and the closure of its WestPoint Stevens (Europe) Ltd. foreign subsidiary.

The cost of the manufacturing and retail store rationalization and certain overhead reduction costs were reflected in a restructuring and impairment charge of $6.6 million, before taxes, in 2002 and a restructuring and impairment charge of $14.3 million, before taxes, in the first nine months of 2003 (of which $1.0 million was recognized in the third quarter). The components of the restructuring and impairment charge in 2002 included $4.4 million for the impairment of fixed assets and $2.2 million in reserves to cover cash expenses related primarily to severance benefits. The components of the restructuring and impairment charge in the first nine months of 2003 included $7.8 million for the impairment of fixed assets and $6.5 million in reserves to cover cash expenses related to severance benefits of $5.3 million and other exit costs.

During 2002 and 2003 as a result of restructuring initiatives, the Company has terminated and agreed to pay severance (including continuing termination benefits) to approximately 500 employees.

WESTPOINT STEVENS INC.

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Restructuring, Impairment, and Other Charges--Continued

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2002 Restructuring and Impairment Charge:
Third Quarter	$4.3	$1.6	$-	$5.9
Fourth Quarter	0.1	0.5	0.1	0.7

Total 2002 Charge	4.4	2.1	0.1	6.6

2003 Restructuring and Impairment Charge:
First Quarter	0.2	0.8	0.4	1.4
Second Quarter	6.8	4.3	0.8	11.9
Third Quarter	0.8	0.2	-	1.0

Total 2003 Charge	7.8	5.3	1.2	14.3

Writedown Assets to Net Recoverable Value	(12.2)	-	-	(12.2)
2002 Cash Payments	-	(1.5)	-	(1.5)
2003 Cash Payments	-	(2.7)	(0.4)	(3.1)

Balance at September 30, 2003	$-	$3.2	$0.9	$4.1

During 2002, other costs of the restructuring initiatives of $11.6 million, before taxes, were recognized consisting of inventory writedowns of $10.5 million primarily related to the rationalization of its retail store division and other expenses of $1.1 million, consisting primarily of related unabsorbed overhead, all reflected in cost of goods sold. During the first nine months of 2003, other costs of the restructuring initiatives of $15.3 million, before taxes, were recognized (of which $7.7 million were recognized in the third quarter) consisting of inventory writedowns of $8.4 million primarily related to the closure of its foreign subsidiary and the rationalization of its retail store division, accounts receivable writedowns for claims of $1.7 million related to the closure of its foreign subsidiary and other expenses of $5.2 million, consisting primarily of related unabsorbed overhead, all reflected in cost of goods sold.

During the third quarter of 2003, the Company's Board of Directors approved additional restructuring initiatives to increase asset utilization, lower manufacturing costs and increase cash flow and profitability. The Company expects the restructuring initiatives to result in an $84.3 million pretax charge for restructuring, impairment and other charges. Approximately $55.6 million of the pretax charge is expected to be non-cash items. At September 30, 2003, none of the additional restructuring initiatives approved by the Board of Directors in the third quarter of 2003 had been implemented.

WESTPOINT STEVENS INC.

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Results of Operations

The table below is a summary of the Company's operating results for the three and nine months ended September 30, 2003 and September 30, 2002 (in millions of dollars).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	` 2002	2003	2002

Net sales	$445.2	$460.5	$1,190.1	$1,345.2
Gross earnings	$79.6	$85.8	$210.7	$297.4
Restructuring and impairment charge	$1.0	$5.9	$14.3	$5.9
Goodwill impairment charge	-	-	$46.3	-
Operating earnings (loss)	$19.7	$9.3	$(33.2)	$86.4
Interest expense	$19.2	$33.7	$82.8	$100.5
Other expense-net	$3.8	$1.5	$14.2	$5.6
Chapter 11 expenses	$12.7	-	$19.0	-
Loss before taxes	$(16.0)	$(25.9)	$(149.3)	$(19.7)
Net loss	$(12.8)	$(16.6)	$(101.8)	$(12.6)

Gross margin	17.9%	18.6%	17.7%	22.1%
Operating margin	4.4%	2.0%	(2.8)%	6.4%

WESTPOINT STEVENS INC.

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Results of Operations:	Three Months Ended September 30, 2003 Compared to
Three Months Ended September 30, 2002

Net Sales. Net sales for the three months ended September 30, 2003 decreased $15.3 million, or 3.3% to $445.2 million compared with net sales of $460.5 million for the three months ended September 30, 2002. The most significant cause of the sales decline was a reduction in the Company's retail store sales as a result of restructuring initiatives that have reduced the total number of retail stores to 38 from 59 in the year ago period. To a lesser extent the Company also experienced a slight decline in its bedding related products due to ongoing competitive pricing pressure.

For the three months ended September 30, 2003, bed products sales were $259.7 million compared with $266.5 million for the same period in 2002; bath products sales were $141.9 million compared with $137.7 million for the same period in 2002; and other sales (consisting primarily of sales from the Company's retail stores and foreign operations) were $43.5 million compared with $56.3 million for the same period in 2002.

Gross Earnings/Margins. Gross earnings for the three months ended September 30, 2003 decreased $6.2 million, or 7.2%, to $79.6 million compared with $85.8 million for the same period of 2002, and reflect gross margins of 17.9% in 2003 versus 18.6% in 2002. Gross earnings and margins decreased primarily as a result of higher raw material costs, lower sales, and a less profitable mix of revenues compared with the year ago period that more than offset improved capacity utilization in the third quarter of 2003 versus the same period in 2002. Included in the cost of goods sold in the third quarter of 2003 are charges associated with restructuring initiatives of $7.7 million, the majority of which reflects inventory write-offs and accounts receivable write-offs for claims primarily related to the closure of the Company's European operations. For the third quarter of 2002 these charges totaled $10.2 million and consisted primarily of inventory adjustments for planned retail store closings.

Operating Earnings/Margins. Selling, general and administrative expenses decreased $11.7 million, or 16.5%, in the third quarter of 2003 compared with the same period of last year, and as a percentage of net sales represent 13.2% in the 2003 period and 15.3% in the 2002 period. The decrease in selling, general and administrative expenses in the third quarter of 2003 was due to lower bad debt and advertising expense, lower selling expense as a result of lower sales and lower selling expense for the Company's retail stores due to fewer stores, and reduced expenses associated with the Trade Receivables Program which was terminated early in the third quarter of 2003.

Operating earnings for the third quarter of 2003 increased 111.6% to $19.7 million, or 4.4% of sales, compared with operating earnings of $9.3 million, or 2.0% of sales, for the same period in 2002. Operating earnings for the three months ended September 30, 2003, and September 30, 2002, respectively, included a separate line item for restructuring and impairment charges primarily to reflect $0.1 million and $1.5 million in severance benefits and $0.9 million and $4.3 million of fixed assets write-offs, in addition to charges associated with recent restructuring initiatives previously discussed of $7.7 million and $10.2 million, the majority of which reflects costs for unabsorbed overhead and inventory write-offs.

WESTPOINT STEVENS INC.

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Results of Operations:	Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002--Continued

Interest Expense. Interest expense for the three months ended September 30, 2003 of $19.2 million decreased $14.6 million compared with interest expense of $33.7 million for the three months ended September 30, 2002. Effective with the Company's Chapter 11 filing, interest is no longer accrued on the Senior Notes due 2005 and 2008, the impact of which was $19.7 million in the third quarter of 2003. The decrease in interest expense was offset by higher interest rates on the Company's variable rate bank debt for 2003 compared with corresponding 2002 average interest rates despite lower debt levels compared with corresponding 2002 outstanding debt.

Other Expense-Net. Other expense-net in the third quarter of 2003 consisted primarily of the amortization of deferred financing fees of $3.3 million, plus certain miscellaneous expense items compared with other expense-net in the third quarter of 2002 of $1.5 million.

Chapter 11 Expenses. The Company recognized $12.7 million in bankruptcy reorganization related expenses in the third quarter of 2003 consisting primarily of $1.3 million related to amortization of fees associated with the DIP Credit Agreement, $1.1 million in severance associated with the resignation of the Company's former Chairman and Chief Executive Officer, $3.9 million for performance bonuses under a court approved Key Employee Retention Plan and $6.4 million related to fees payable to professionals retained to assist with the Chapter 11 proceedings.

Income Tax Expense. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

Net Loss. Net loss for the third quarter of 2003 was $12.8 million or a loss of $0.26 per share diluted, compared with a net loss of $16.6 million or $0.33 per share diluted, for the same period in 2002. Included in net loss for the three months ended September 30, 2003 were costs related to restructuring initiatives, net of taxes, of $5.6 million, or $0.11 loss per diluted share, as previously discussed compared with the year ago period of $10.3 million, or $0.20 loss per diluted share.

Diluted per share amounts are based on 49.9 million and 49.7 million average shares outstanding for 2003 and 2002, respectively.

Results of Operations:	Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Net Sales. Net sales for the nine months ended September 30, 2003 decreased $155.1 million, or 11.5 % to $1,190.1 million compared with net sales of $1,345.2 million for the nine months ended September 30, 2002. The decline in sales reflected the combined effects of retailers efforts to reduce inventories and weak retail demand in the first half of 2003 across all product categories compared with 2002 in addition to the Company's restructuring initiatives for the retail stores division which resulted in a reduction of retail stores from 59 in 2002 to 38 in 2003.

WESTPOINT STEVENS INC.

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Results of Operations:	Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002--Continued

For the nine months ended September 30, 2003, bed products sales were $685.5 million compared with $783.8 million for the same period in 2002; bath products sales were $386.5 million compared with $409.2 million for the same period in 2002; and other sales (consisting primarily of sales from the Company's retail stores and foreign operations) were $118.2 million compared with $152.2 million for the same period in 2002.

Gross Earnings/Margins. Gross earnings for the nine months ended September 30, 2003 decreased $86.7 million, or 29.1%, to $210.7 million compared with $297.4 million for the same period of 2002, and reflect gross margins of 17.7% in 2003 versus 22.1% in 2002. Gross earnings and margins decreased primarily as a result of lower sales, a less profitable mix of revenues, reduced production rates, higher raw material costs and increased royalties. Included in the cost of goods sold for the first nine months of 2003 are charges associated with restructuring initiatives of $15.3 million, the majority of which reflects costs for unabsorbed overhead at affected facilities and inventory write-offs primarily related to the closure of the Company's European operations and rationalization of the retail stores division. For the first nine months of 2002 these charges totaled $10.2 million and consisted primarily of inventory adjustments for planned retail store closings.

Operating Earnings/Margins. Selling, general and administrative expenses decreased $21.8 million, or 10.6%, in the first nine months of 2003 compared with the same period of last year, and as a percentage of net sales represent 15.4% in the 2003 period and 15.2% in the 2002 period. The decrease in selling, general and administrative expenses in the first nine months of 2003 was due to lower bad debt and advertising expense, lower selling expense including lower expense for the Company's retail stores due to fewer stores, and reduced expenses associated with the Trade Receivables Program which was terminated early in the third quarter of 2003. However, as a percentage of sales, selling, general and administrative expenses increased in the 2003 period compared with the same period in 2002 due to increased warehousing and shipping expenses relative to sales.

Operating earnings for the first nine months of 2003 decreased $119.6 million to a loss of $33.2 million, compared with operating earnings of $86.4 million for the same period in 2002. Operating earnings for the nine months ended September 30, 2003, and September 30, 2002, respectively, included a separate line item for restructuring and impairment charges primarily to reflect $5.3 million and $1.5 million in severance benefits and $7.8 million and $4.3 million of fixed assets write-offs, in addition to charges associated with recent restructuring initiatives previously discussed of $15.3 million and $10.2 million, the majority of which reflects costs for unabsorbed overhead and inventory write-offs. Operating earnings in 2003 also reflect a $46.3 million goodwill impairment charge that resulted from certain triggering events that occurred during the period including the Company's Chapter 11 filing.

Interest Expense. Interest expense for the nine months ended September 30, 2003 of $82.8 million decreased $17.6 million compared with interest expense of $100.5 million for the nine months ended September 30, 2002. Effective with the Company's Chapter 11 filing, interest is no longer accrued on the Senior Notes due 2005 and 2008, the impact of which was $25.7 million for the first nine months

WESTPOINT STEVENS INC.

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Results of Operations:	Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002--Continued

of 2003. The decrease in interest expense was offset by higher interest rates on the Company's variable rate bank debt for 2003 compared with corresponding 2002 average interest rates despite lower debt levels compared with corresponding 2002 outstanding debt.

Other Expense-Net. Other expense-net for the first nine months of 2003 consisted primarily of $4.9 million in transaction costs associated with an unsuccessful acquisition effort and the amortization of deferred financing fees of $9.1 million, plus certain miscellaneous expense items compared with other expense-net in the first nine months of 2002 of $5.6 million.

Chapter 11 Expenses. The Company recognized $19.0 million in bankruptcy reorganization related expenses for the first nine months of 2003 consisting primarily of $5.0 million related to the early termination of the Company's Trade Receivables Program, $1.7 million related to amortization of fees associated with the DIP Credit Agreement, $1.1 million in severance associated with the resignation of the Company's former Chairman and Chief Executive Officer, $3.9 million for performance bonuses under a court approved Key Employee Retention Plan and $7.3 million related to fees payable to professionals retained to assist with the Chapter 11 proceedings.

Income Tax Expense. The Company's effective tax rate differed from the federal statutory rate primarily due to state income taxes and nondeductible items.

Net Loss. Net loss for the first nine months of 2003 was $101.8 million or a loss of $2.04 per share diluted, compared with a net loss of $12.6 million or $0.25 per share diluted, for the same period in 2002. Included in net loss for the nine months ended September 30, 2003 were costs related to restructuring initiatives, net of taxes, of $18.9 million, or $0.38 loss per diluted share, as previously discussed compared with the year ago period of $10.3 million, or $0.20 loss per diluted share.

Diluted per share amounts are based on 49.9 million and 49.7 million average shares outstanding for 2003 and 2002, respectively.

Effects of Inflation

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability.

Liquidity and Capital Resources

So long as the Company remains under the protection of Chapter 11 of the U.S. Bankruptcy Code, its principal sources of liquidity are expected to be cash from its operations and funds available under the DIP Credit Agreement. The maximum commitment under the DIP Credit Agreement is $300 million, of which as of June 18, 2003, the Company has access to $300 million under final order of the Bankruptcy

WESTPOINT STEVENS INC.

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Liquidity and Capital Resources--Continued

Court. At October 31, 2003, the Company had unused borrowing availability under the DIP Credit Agreement totaling $150.3 million, reflecting outstanding loans of $112.1 million and outstanding letters of credit of $37.6 million. For additional information about the DIP Credit Agreement, see "DIP Credit Agreement" above.

During the pendency of its Chapter 11 proceedings, the Company's principal uses of cash will be administrative expenses of the proceedings, operating expenses and debt service (including both interest payments under the DIP Credit Agreement and whatever payments are to be made in respect of pre-petition debt).

There can be no assurance, however, that the Company will be able to comply with the debt covenants or that, if it fails to do so, it will be able to obtain amendments to or waivers of such covenants. Failure of the Company to comply with covenants contained in its DIP Credit Agreement, if not waived, or to adequately service debt obligations, could result in a default under the DIP Credit Agreement. Any default under the Company's DIP Credit Agreement, particularly any default that results in acceleration of indebtedness or foreclosure on collateral, could have a material adverse effect on the Company.

Adequacy of Capital Resources

As a result of the uncertainty surrounding the Company's current circumstances, it is difficult to predict the Company's actual liquidity needs and sources at this time. However, based on current and anticipated levels of operations, and efforts to effectively manage working capital, the Company anticipates that its cash flows from operations, cash generated from asset sales, and amounts available under the DIP Credit Agreement, will be adequate to meet its anticipated cash requirements during the pendency of the Chapter 11 proceedings.

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

As a result of the Chapter 11 proceedings, the Company's access to additional financing is, and for the foreseeable future will likely continue to be, very limited. The Company's long-term liquidity requirements and the adequacy of the Company's capital resources are difficult to predict at this time, and ultimately cannot be determined until a plan of reorganization has been developed and confirmed by the Bankruptcy Court in connection with the Chapter 11 proceedings.

WESTPOINT STEVENS INC.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company's exposure to market risk has not materially changed from what was reported on the Company's Form 10-K for the year ended December 31, 2002.

Item 4.  Controls and Procedures

Company management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e as of September 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2003, the disclosure controls and procedures were effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls during the period covered by this report.

WESTPOINT STEVENS INC.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On June 1, 2003, WestPoint Stevens Inc and certain subsidiaries filed voluntary petitions for relief under chapter 11, title 11 of the United States Bankruptcy code. On August 28, 2003, one of the Company's foreign subsidiaries, WestPoint Stevens (Europe) Ltd., filed for bankruptcy in the United Kingdom and will subsequently be closed and liquidated subject to the bankruptcy laws of the United Kingdom. See further discussion in Note 2.

On October 5, 2001, a purported stockholder class action suit, entitled Norman Geller v. WestPoint Stevens Inc., et al. (the "Geller action"), was filed against the Company and certain of its current and former officers and directors (the "Defendants") in the United States District Court for the Northern District of Georgia. (A subsequent and functionally identical complaint was also filed.) The actions were consolidated by Order dated January 25, 2002. Plaintiffs served a Consolidated Amended Complaint (the "Amended Complaint") on March 29, 2002. The Amended Complaint asserts claims against all Defendants under section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and against the Company and defendant Holcombe T. Green, Jr. as "controlling persons" under section 20(a) of the Exchange Act. The Amended Complaint alleges that, during the putative class period (i.e., February 10, 1999 to October 10, 2000), WestPoint Stevens and certain of its officers and directors caused false and misleading statements to be issued regarding, inter alia, alleged overcapacity and excessive inventories of the Company's towel-related products and customer demand for such products and that certain Individual Defendants wrongfully sold or pledged Company stock at inflated prices for their benefit. The Amended Complaint refers to WestPoint Stevens' press releases and quarterly and annual reports on Securities Exchange Commission Forms 10-Q and 10-K, which discuss the Company's results and forecasts for the fiscal years 1999 and 2000. Plaintiffs allege that these press releases and public filings were false and misleading because they failed to disclose that the Company allegedly "knew sales would be adversely affected in future quarters and years." Plaintiffs also allege in general terms that the Company materially overstated revenues by making premature shipments of products.

On June 6, 2002, Defendants filed Motions to Dismiss Plaintiffs' Amended Complaint. On February 3, 2003, the Court denied Defendants' Motions to Dismiss. Proceedings against the Company are stayed due to the recent bankruptcy filing. However, the action is proceeding to class certification and discovery against the individual named defendants.

On March 11, 2002, a shareholder derivative action, entitled Gordon Clark v. Holcombe T. Green, Jr., et al. (the"Clark action"), was filed against certain of the Company's directors and officers in the Superior Court of Fulton County, Georgia. The Complaint alleges that the named individuals breached their fiduciary duties by acting in bad faith and wasting corporate assets. The Complaint also asserts claims under Georgia Code Ann. sections 14-2-740 to 14-2-747, and 14-2-831. The claims are based on the same or similar facts as are alleged in the Geller action.

WESTPOINT STEVENS INC.

PART II - OTHER INFORMATION (Continued)

Item 1.  Legal Proceedings--Continued

On July 1, 2002, a shareholder derivative action, entitled John Hemmer v. Holcombe T. Green, Jr., et al. (the "Hemmer action"), was filed against Mr. Green and certain of the Company's other directors including Messrs. Hugh M. Chapman, John F. Sorte and Ms. M. Katherine Dwyer in the Court of Chancery in the State of Delaware in and for New Castle County. The complaint alleges that the named individuals breached their fiduciary duties and knowingly or recklessly failed to exercise oversight responsibilities to ensure the integrity of the Company's financial reporting. The complaint also asserts that certain of the named individuals used proprietary Company information in selling or pledging Company stock at inflated prices for their benefit. The claims are based on the same or similar facts as are alleged in the Geller action.

By agreements between the parties, the Clark and Hemmer actions were both stayed pending entry of final judgment by the Court in the Geller action. As with the Geller action, the Clark and Hemmer actions were also stayed due to the Company's bankruptcy filing.

The Company believes that the allegations in all of the actions are without merit and intends to contest the actions vigorously on behalf of its officers and directors.

On March 21, 2002, an adversary complaint of Debtors and Debtors in Possession Against WestPoint Stevens Inc. was filed by Pillowtex, Inc., a Delaware corporation, et al., and Pillowtex Corporation, et al., against the Company in the United States Bankruptcy Court for the District of Delaware. Pillowtex Corporation and its related and affiliated companies ("Pillowtex") as Debtors and Debtors in Possession allege breach of a postpetition contract (the "Sale Agreement") dated January 31, 2001, among Pillowtex, Ralph Lauren Home Collection, Inc. ("RLH") and Polo Ralph Lauren Corporation ("PRLC") collectively referred to as "Ralph Lauren" and the Company. Pillowtex alleges that the Company refused to perform its purchase obligation under the Sales Agreement and is liable to it for $4,800,000 plus potentially significant other consequential damages. The Company believes that the complaint is without merit and intends to contest the action vigorously. The case is currently stayed due to the Company's bankruptcy filing.

The Company has been named as a defendant in three separate purported class action suits seeking reparation for the historic enslavement of African Americans in the United States. Eddlee Bankhead v. Lloyd's of London, et al. (the "Bankhead action") was filed on September 3, 2002, in the United States District Court for the Southern District of New York. Timothy Hurdle and Chester Hurdle v. FleetBoston Financial Corporation, et al. was initially filed in the California Superior Court for San Francisco County on September 10, 2002, but has since been removed to the United States District Court California Northern District (San Francisco). Julie Mae Wyatt-Kerwin v. J.P. Morgan Chase was filed January 21, 2003, in the United States District Court for the Southern District of Texas. All three cases have been consolidated with related cases in the U.S. District Court for the Northern District of Illinois. The factual basis for all three suits is the claim that the defendants profited from the slave labor of the plaintiff classes' ancestors prior to 1865 and, specifically, that Pepperell Manufacturing, predecessor to WestPoint Stevens Inc., utilized cotton from southern planters who in turn purchased finished product to clothe their slaves. The California suit alleges that such practices amount to an "unfair business practice" in violation of the California Business and Professional Code.

WESTPOINT STEVENS INC.

PART II - OTHER INFORMATION (Continued)

Item 1.  Legal Proceedings--Continued

The purported class includes all descendants of African American slaves. The relief sought includes an accounting, the appointment of an independent historical commission, imposition of a constructive trust, restitution of the value of slave labor and defendants' unjust enrichment, disgorgement of illicit profits and compensatory and punitive damages.

The consolidated cases are currently stayed due to the Company's bankruptcy filing.

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

Item 3.  Defaults Upon Senior Securities

The commencement of the Chapter 11 proceedings constitutes an event of default under the Company's Senior Credit Facility, Second-Lien Facility and indentures governing the Company's senior unsecured notes. On September 30, 2003, the principal amount of indebtedness in default is approximately $1,655.7 million and the amount of accrued interest in default on the senior unsecured notes is approximately $36.1 million. Approximately $25.7 million of interest has not been accrued on the senior unsecured notes as a result of the Chapter 11 filing.

WESTPOINT STEVENS INC.

PART II - OTHER INFORMATION (Continued)

Item 6.  Exhibits and Reports on Form 8-K

a.)

Exhibit
Number	Description of Exhibit

10.1

Separation and Settlement Agreement, effective August 14, 2003, between the Company and Holcombe T. Green, Jr., incorporated by reference to the Form 8-K (Commission File No. 0-21496) filed by the Company with the Commission on August 18, 2003.

10.2

Termination Agreement, dated as of August 31, 2003, by and among WPS Receivables Corporation, WestPoint Stevens Inc., the lenders party to the Loan and Security Agreement, dated March 28, 2003 and Congress Financial Corporation (Southern) as Agent for the Lenders.

31.1	Chief Executive Officer's Section 302 Certification.

31.2	Chief Financial Officer's Section 302 Certification.

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 as signed by the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 as signed by the Chief Financial Officer.

b.)

b.1.)	The Company filed a Current Report on Form 8-K on August 18, 2003. The items reported were "Item 5. Other Events and Regulation FD Disclosure."

b.2.)	The Company filed a Current Report on Form 8-K on September 11, 2003. The items reported were "Item 5. Other Events and Regulation FD Disclosure."

b.3.)	The Company filed a Current Report on Form 8-K on September 30, 2003. The items reported were "Item 5. Other Events and Regulation FD Disclosure."

WESTPOINT STEVENS INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTPOINT STEVENS INC.

Registrant

/s/L. Dupuy Sears

L. Dupuy Sears
Senior Vice President-Finance
And Chief Financial Officer

Date:  November 14, 2003

WESTPOINT STEVENS INC.

EXHIBIT INDEX

EXHIBIT		PAGE
NUMBER		NUMBER

10.1

Separation and Settlement Agreement, effective August 14, 2003, between the Company and Holcombe T. Green, Jr., incorporated by reference to the Form 8-K ( Commission File No. 0-21496) filed by the Company with the Commission on August 18, 2003.

10.2

Termination Amendment, dated as of August 31, 2003, by and among WPS Receivables Corporation, WestPoint Stevens Inc, the lenders party to the Loan and Security Agreement, dated March 28, 2003 and Congress Financial Corporation (Southern) as Agent for the Lenders.

31.1	Chief Executive Officer's Section 302 Certification.

31.2	Chief Financial Officer's Section 302 Certification.

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 as signed by the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 as signed by the Chief Financial Officer.