Form 10-K
period 2003-12-31
WESTPOINT STEVENS INC
filed 2004-03-15
CIK 852952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________________

Commission File No. 1-15381

WESTPOINT STEVENS INC.
(Exact name of registrant as specified in its charter)
Delaware	36-3498354

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
507 West 10th Street, West Point, Georgia	31833

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (706) 645-4000
Securities registered pursuant to Section 12(b) of the Act:   None.
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

Title of each Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      [X] Yes        [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   [X] Yes    [ ] No

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2003, was approximately $997,948.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 49,897,409 at March 12, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

None

Item 1.   Business

General

On June 1, 2003, (the "Petition Date") WestPoint Stevens Inc., a Delaware corporation (the "Company"), and several of its subsidiaries (together with the Company, the "Debtors") filed a petition for reorganization under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") with the United States. Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). The Debtors are authorized to operate their business and manage their properties as debtors in possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. On June 2, 2003, the Bankruptcy Court entered a number of orders enabling the Company to continue regular operations throughout the reorganization proceedings. On June 18, 2003, the Bankruptcy Court approved $300 million of debtor in possession financing pursuant to a Post-Petition Credit Agreement, dated as of June 2, 2003, among the Company and certain of its subsidiaries, the financial institutions named therein and Bank of America, N.A. and Wachovia Bank, National Association (the "DIP Credit Agreement"). For a more complete discussion of the DIP Credit Agreement see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- DIP Credit Agreement."

Since commencement of its chapter 11 cases, the Debtors have been operating as debtors in possession under chapter 11 and conducting business in the ordinary course. Pursuant to the Bankruptcy Code, pre-petition obligations of the Debtors (including obligations under debt instruments) generally may not be enforced against the Debtors, and any actions to collect pre-petition indebtedness are automatically stayed, unless the stay is lifted by the Bankruptcy Court. In addition, as debtors in possession, the Debtors have the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject executory contracts and unexpired leases.

The Company initially announced that it had reached an agreement in principle with the holders of approximately 52% of the aggregate principal amount of its 7-7/8% Senior Notes due 2005 and 7-7/8% Senior Notes due 2008 the "Senior Notes") on the terms of a financial restructuring to be implemented through the chapter 11 process. The agreement in principle was subject to numerous conditions and further agreements, including the entry of an order confirming the plan of reorganization contemplated by the proposal. On October 17, 2003, the Company announced that it had determined not to implement the previously announced agreement in principle. Instead, the Company intends to negotiate new terms for a chapter 11 plan of reorganization with all of its major creditor constituencies. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" below.

The Company, which was organized in 1987, is the successor corporation to West Point-Pepperell, Inc. through a series of mergers occurring in December 1993. The Company operates its business directly and through its consolidated subsidiaries. The Company is a leading manufacturer, marketer and distributor of an extensive range of bed and bath home fashions ("Home Fashions") products. The Company's trademark brands include ATELIER MARTEX(r);, BABY MARTEX(r);, CHATHAM(r);, GRAND PATRICIAN(r);, MARTEX(r);, PATRICIAN(r);, UTICA(r);, STEVENS(r);, LADY PEPPERELL(r);, LUXOR(r); and VELLUX(r);. In addition, certain Home Fashions products are manufactured and sold pursuant to licensing agreements under designer names that include, among others, Ralph Lauren Home, Sanderson, Glynda Turley and Disney Home. The Company's products are marketed through leading department stores, mass merchants, specialty stores, institutional channels, and WestPoint Stevens Stores Inc.

The Company estimates that it has one of the largest market shares in the domestic sheet and pillowcase market, the domestic bath towel market and the domestic blanket market. The Company also has significant market share in the domestic accessories market, which includes comforters, bedspreads, bed pillows, throw pillows and mattress pads, among others.

As a result of a strategic review of the Company's businesses, manufacturing and other facilities and products, the Board of Directors has approved various restructuring initiatives designed to streamline operations and improve profitability. For a comprehensive discussion of the Company's restructuring initiatives and overall financial condition, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Products
The Company markets a broad range of manufactured and sourced bed, bath and basic bedding products, including:

Bed and Bath Products, including:
-	bath accessories;
-	bath rugs;
-	bath towels;

-	beach towels;
-	bedskirts;
-	bedspreads;
-	comforters and duvet covers;
-	decorative throw pillows;
-	drapes and valances;
-	quilts;
-	scatter rugs;
-	sheets and pillowcases;
-	shower curtains;
-	table covers; and

Basic Bedding Products, including
-	bed pillows;
-	flocked blankets;
-	mattress pads;
-	natural fill pillows, comforters and featherbeds; and
-	woven blankets and throws.

Such products are made from a variety of fabrics, such as chambray, twill, sateen, flannel, linen, cotton and cotton blends and are available in a wide assortment of colors and patterns. The Company has positioned itself as a single-source supplier to retailers of bed and bath products, offering a broad assortment of products across multiple price points. Such product and price point breadth allows the Company to provide a comprehensive product offering for each major distribution channel. For each of the last three years all of the Company's products have consisted of Home Fashions products.

Trademarks and Licenses

The Company's products are marketed under well-known and firmly established trademarks, brand names and private labels. The Company uses trademarks, brand names and private labels as merchandising tools to assist its customers in coordinating their product offerings and differentiating their products from those of their competitors. Registered trademarks include ATELIER MARTEX(r), BABY MARTEX(r), CHATHAM(r), GRAND PATRICIAN(r), MARTEX(r), PATRICIAN(r), UTICA(r), STEVENS(r), LADY PEPPERELL(r), LUXOR(r) and VELLUX(r). In addition, products are manufactured and sold pursuant to licensing agreements under designer names that include, among others, Ralph Lauren Home, Disney Home, Sanderson and Glynda Turley. A portion of the Company's sales is derived from licensed designer brands. The license agreements for the Company's designer brands generally are for a term of two or three years. Some of the licenses are automatically renewable for additional periods, provided that certain sales thresholds set forth in the license agreements are met. No single license has accounted for more than 13.5% of the Company's total sales volume during any of the last five fiscal years. Although the Company currently has no reason to believe that it will lose any of its licenses, the loss of a significant license could have a material adverse effect upon the Company's business. The licensing agreements with fixed expiration dates are: Ralph Lauren Home, December 31, 2005 (with an option to renew until December 31, 2008); Glynda Turley, December 31, 2005; and Disney Home, December 31, 2005. Both the license with Ralph Lauren Home and the license with Disney Home were modified in 2003 and assumed by the Company in the chapter 11 case.

Marketing

The Company is committed to developing and maintaining integral relationships with its customers through "Strategic Partnering," a program designed to improve customers' operating results by leveraging the Company's merchandising, manufacturing and inventory management skills. "Strategic Partnering" includes Electronic Data Interchange ("EDI") direct electronic entry systems, "Quick Response" and "Vendor Managed Inventory" customer delivery programs and point-of-sale processing. The Company incorporates Strategic Partnering into its planning, manufacturing and shipping systems, in order to enable it to anticipate and respond more efficiently and economically to customers' inventory requirements. This has assisted the Company to plan and forecast its own production and inventory requirements. Sales and marketing of the Company's Home Fashions products are conducted through an organizational format consisting of divisions for Bed and Bath Products and Basic Bedding Products, each with supporting domestic sales, marketing and merchandising teams and international sales and marketing teams. Distribution specific teams focused on targeted key accounts are linked with product management, operations, customer service and distribution to service each segment of retail. In response to industry trends during the past three years, the Company has focused on the fastest growing product categories in the home fashions industry (bedding and bath accessories and basic bedding products), and on the fastest growing distribution channels such as discount retailers, specialty stores and warehouse clubs. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Executive Summary."
The Bed and Bath Products Division and the Basic Bedding Products Division focus sales on the following channels of distribution:
-	catalogs;
-	chain stores;
-	department stores;
-	mass merchants;
-	specialty stores;
-	warehouse clubs; and
-	healthcare and hospitality institutions.

For the Bed and Bath Products Division and the Basic Bedding Products Division, marketing is comprised of the following functions that create products and services in direct response to recognized consumer trends:

-	design;
-	marketing;
-	advertising;
-	licensing;
-	consumer research; and
-	product innovation.

For the Bed and Bath Products Division and the Basic Bedding Products Division, merchandising is comprised of the following functions:
-	product management;
-	business management;
-	productivity analysis;
-	stock keeping unit, or SKU, control; and
-	design technology.

The Retail Stores Division is comprised of:
-

WestPoint Stevens Stores Inc. -- a wholly owned subsidiary of the Company ("WestPoint Stores") that currently consists of 37 geographically dispersed, value-priced retail outlets throughout the United States and in Canada, most of which are located in factory outlet shopping centers. WestPoint Stores sells products which are first quality (including overstocks), seconds, discontinued items and other products.

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

Approximately 87% of the Company's total sales in 2003 were made to retail establishments in the United States, including catalog retailers, chain and department stores, mass merchants, specialty bed and bath stores, warehouse clubs and WestPoint Stores. Finished products are distributed to retailers directly from the Company's plants. The majority of the remaining portion of the Company's sales of Home Fashions products are through the institutional channel, which includes hospitality and healthcare establishments, as well as laundry supply businesses. In addition to domestic sales, the Company distributes its Home Fashions products for eventual sale in certain foreign markets, principally Australia, Canada, Mexico, the United Kingdom, continental Europe, the Middle East and the Far East. International operations accounted for approximately 4% of the total sales of the Company in 2003. On August 28, 2003, one of the Company's foreign subsidiaries, WestPoint Stevens (Europe) Ltd.,commenced an insolvency proceeding in the United Kingdom and is in the process of being closed and liquidated.

Inventory Management, Electronic Communication and Delivery

The Company has been recognized as a leader and innovator of advanced technology, as evidenced by its inclusion in the 2003 InformationWeek 500, which recognizes businesses that make innovative use of information technology. The Company deploys a variety of innovative, leading-edge e-commerce applications and has been selected as a preferred vendor for many customers wishing to participate in web-based collaboration programs, Quick Response, EDI and Vendor Managed Inventory. The Company utilizes collaborative planning, forecasting and replenishment practices supported by systems from leading technology providers such as i2Technologies, Inc., GlobalNetXchange LLC and Syncra Systems, Inc. It operates a retail merchandising and inventory replenishment system (Inforem(r)) in conjunction with its forecasting and planning system (Demand Planner(r) from i2 Technologies, Inc.). It also utilizes ESSBASE(r) business intelligence tools for inventory optimization and performance measurement to complement the Company's core business systems, including its supply chain, sourcing and logistics systems. The Company combines the use of an advanced, customer order fulfillment system, real-time radio frequency and in-line label printing distribution systems, and in-house transportation to compress the order to delivery cycle time, maintain low inventory levels and achieve high customer scorecard objectives. The Company has placed a strong emphasis on the supply chain and logistics function and believes that continued investment in planning, sourcing, distribution and transportation capabilities will enhance its ability to provide its customers with superior service.

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

The Company's Home Fashions products are sold to catalog retailers, chain stores, mass merchants, department stores, specialty stores, warehouse clubs and its own retail stores. The Company's six largest customers, Costco Wholesale Corp., Federated Department Stores, Inc., J.C. Penney Company, Inc., Kmart Corporation, Target Corporation and Wal-Mart Stores, Inc. accounted for approximately 52% of the net sales of the Company during the fiscal year ended December 31, 2003. In 2003, sales to Target Corporation and Wal-Mart Stores, Inc. were 14% and 11%, respectively, of the net sales of the Company. Each of such customers has purchased goods from the Company in each of the last 10 years. Although the Company has no reason to believe that it will lose the business of any of its largest customers, a loss of any of these accounts (or a material portion of any thereof) would have an adverse effect upon the Company's business, which could be material.

On January 22, 2002, Kmart Corporation filed a voluntary petition for reorganization under chapter 11 of title 11 of the Bankruptcy Code. Kmart Corporation subsequently received approval of its plan of reorganization and emerged from chapter 11 on May 6, 2003. In conjunction with the restructuring, Kmart Corporation initially announced the closing of 284 retail store locations and, on January 14, 2003, announced the closing of 318 additional stores. The collective closings represent approximately 28% of its total store base.

Manufacturing

The Company currently uses the latest manufacturing and distribution equipment and technologies in its mills. Management therefore believes that the Company is one of the most efficient manufacturers in the home fashions industry. Over the past five years, the Company has spent approximately $351 million to modernize its manufacturing and distribution systems and has spent approximately $19 million of that amount during 2003. The capital expenditures have been used to, among other things, further automate the Company's cut and sew operations and modernize yarn processing. The Company intends to invest approximately $35 million in capital improvements in the aggregate in 2004, which includes the further automation of the cut and sew operations, continued modernization and upgrading of distribution centers and the conversion of certain sheet product manufacturing operations to bath product manufacturing. These capital programs have resulted, and are expected to continue to result, in improved product quality, increased efficiency, lower costs and shorter response time to customer orders. As of March 1, 2004, the Company (including its subsidiaries) owns and utilizes 21 manufacturing facilities and leases and utilizes four manufacturing facilities. These facilities are located primarily in the Southeastern United States. As a result of our increased sourcing efforts, the Company has reduced its domestic capacity. See "Item 2. Properties."

Sourcing

The Company has had a long-standing history of domestic and international sourcing of selected component products such as specialty yarns and specialty greige sheeting fabric for use in domestic production of Home Fashions products. Historically, the percentage of sourced components used in domestic production was not material. However, beginning in 2000, increased focus was placed on global sourcing. As such, the Company today views sourcing as a means to drive business growth and improve profitability by providing products and services that accelerate product and packaging innovation resulting in a competitive market advantage. In 2003, the Company imported both component and finished products from 23 countries and has established strong relationships in several key export countries including China, India, Pakistan and Turkey. To accelerate speed to market and improve customer service, the Company maintains third party logistics' operations on the east coast. The Company continues to increase the number of sourced product categories and estimates that sales from sourced products accounted for roughly 22% of the Company's sales in 2003. Through global sourcing operations, the categories of product offerings by the Company to its customers has been significantly expanded to increase focus on high growth product categories such as bath accessories, rugs and quilts.

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

Raw Materials

The principal raw materials used in the manufacture of Home Fashions products are cotton of various grades and staple lengths, polyester and nylon in staple and filament form. Cotton, polyester and nylon presently are available from several sources in quantities sufficient to meet the Company's requirements. The Company is not dependent on any one supplier as a source of raw materials. Since cotton is an agricultural product, its supply and quality are subject to weather patterns, disease and other factors. The price of cotton is also influenced by supply and demand considerations, both domestically and worldwide, and by the cost of polyester. Although the Company has always been able to acquire sufficient quantities of cotton for its operations in the past, any shortage in the cotton supply by reason of weather, disease or other factors could adversely affect the Company's operations. The price of man-made fibers such as polyester and nylon is influenced by demand, manufacturing capacity and costs, petroleum prices, cotton prices and the cost of polymers used in producing man-made fibers. Any significant prolonged petrochemical shortages could significantly affect the availability of man-made fibers and cause a substantial increase in demand for cotton, resulting in decreased availability and, possibly, increased price. The Company also purchases substantial quantities of dyes and chemicals. Dyes and chemicals have been and are expected to continue to be available in sufficient supply from a wide variety of sources. The Company also purchases feathers and down for use as fill for certain products it produces which it had previously sourced.

Seasonality; Cyclicality; Inventory

Traditionally, the home fashions industry has been seasonal, with peak sales in the fall. In accordance with industry practice, the Company increases its Home Fashions' inventory levels during the first six months of the year to meet customer demands for the fall peak season. The Company's commitment to EDI, Quick Response and Vendor Managed Inventory, however, has facilitated a more even distribution of products throughout the calendar year and reduced some of the need to stockpile inventory to meet peak season demands. Inventory imbalances are typical during recessions; however, the impact of technology on excess inventory management was unusual during the most recent recession. Technology has allowed for real time information on inventory levels relative to sales levels, and retailers now respond much faster to slower sales by cutting orders and reducing forecasts. Because the Company produces the majority of its inventory to a sales forecast versus an order backlog in order to provide rapid replenishment service to its customers, the quick reduction of inventory at retail by customers has required the Company to curtail production levels in each of the past three years in order to avoid producing significant quantities of excess inventory.

The home fashions industry is also cyclical. While the Company's performance may be negatively affected by downturns in consumer spending, management believes the effects thereof are somewhat mitigated by the Company's large market shares and broad distribution base.

Backlog Orders

The backlog of the Company's unfilled customer orders, believed by management to be firm, was approximately $71.8 million at February 1, 2004, as compared with approximately $67.1 million at February 1, 2003. The Company does not believe that its backlogs are a meaningful indicator of its business due in part to its use of Vendor Managed Inventory systems.

Competition

The home fashions industry is highly competitive. The Company competes on the basis of price, quality, design and customer service, among other factors. In the sheet, towel and blanket markets, the Company competes primarily with Springs Industries, Inc. In the other bedding and accessories markets, the Company competes with many companies, most of which are much smaller in size than the Company. The Company has pursued a competitive strategy focused on providing the best fashion, quality, service and value to its customers and to the ultimate consumer. There has been an increase in the sale of imported Home Fashions products in the domestic market and the Company is actively pursuing its own foreign sourcing opportunities to meet the demand for such products. This increase is expected to intensify with the lifting of import quotas in the year 2005. There can be no assurance that foreign competition will not grow to a level that could have a material effect upon the Company's ability to compete effectively.

Other Operations

The Company's operations also include Grifftex Chemicals ("Grifftex") which formulates chemicals primarily used in the Company's finishing processes, and WestPoint Stevens Graphics ("Graphics"), which prints product packaging and labeling. Neither Grifftex nor Graphics represent a material portion of the Company's business.

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

Employees

The Company (including its subsidiaries) employed approximately 13,886 active employees as of February 29, 2004. The Company believes that its relations with its employees are excellent. The Company has not experienced a strike or work stoppage by any of its unionized employees during the past 20 years. Currently, less than 10% of the Company's employees are unionized.

The Company has developed an effective employee relations and communications program that includes rules and regulations for employee conduct and procedures for employee complaints. This long-standing program focuses on and, in the view of management, has resulted in, strong, positive employee relation's practices, good working conditions, progressive human resources policies and expansive safety programs.

Other Factors

This Annual Report on Form 10-K includes "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, with respect to the Company's business, financial condition and results of operations. Statements that use the terms "believe," "anticipate," "expect," "plan," "intend," "estimate," "project" and similar expressions in the affirmative and the negative are intended to identify forward-looking statements. These statements reflect the Company's current views with respect to future events and are based on current assumptions, expectations, estimates and projections about the Company's business and the markets in which it operates and are subject to risks and uncertainties. Actual events (including the Company's results) could differ materially from those anticipated in these forward-looking statements as a result of various factors which include, but are not limited to, the following: uncertainties exist related to the Company's having filed a chapter 11 petition and the reorganization proceedings resulting therefrom; product margins may vary from those projected; raw material prices may vary from those assumed; additional reserves may be required for bad debts, returns, allowances, governmental compliance costs or litigation; there may be changes in the performance of financial markets or fluctuations in foreign currency exchange rates; unanticipated natural disasters could have a material impact upon results of operations; there may be changes in the general economic conditions which affect customer payment practices or consumer spending; competition for retail and wholesale customers, pricing and transportation of products may vary from time to time due to seasonal variations or otherwise; customer preferences for our products can be affected by competition, or general market demand for domestic or imported goods or the quantity, quality, price or delivery time of such goods; there could be an unanticipated loss of a material customer or a material license; there may be changes in governmental standards for the Company's products that materially affect the cost of production or availability of raw materials; the availability and price of raw materials could be affected by weather, disease, energy costs or other factors. In addition, consideration should be given to any other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. Except as required by applicable law, the Company assumes no obligation to update or revise publicly any forward-looking statements, whether as the result of new information, future events or otherwise.

Item 2.   Properties

The Company's properties are owned or leased directly and indirectly through its subsidiaries. Management believes that the Company's facilities and equipment are in good condition and sufficient for current operations. The Company owns office space in West Point, Georgia, and Valley, Alabama, and leases various additional office space, including approximately 140,000 square feet in New York City, of which approximately 36,000 square feet is subleased to other tenants. The Company also leases approximately 14,000 square feet elsewhere for other administrative, storage and office space.

The Company and its subsidiaries own and utilize 21 manufacturing facilities located in Alabama, Florida, Georgia, Indiana, Maine, North Carolina, South Carolina and Virginia which contain in the aggregate approximately 8,258,000 square feet of floor space and lease and utilize four manufacturing facilities in Alabama, Louisiana, Nevada and North Carolina which contain in the aggregate approximately 682,000 square feet of floor space.

The Company owns a chemical plant containing approximately 43,000 square feet of floor space from which Grifftex Chemicals operates. In addition, the Company owns a printing facility consisting of 38,000 square feet in which Graphics prints product packaging and labeling.

The Company and its subsidiaries also own and operate 11 distribution centers and warehouses for their operations which contain approximately 3,727,000 square feet of floor space. In addition, the Company and its subsidiaries lease and operate five distribution outlets and warehouses containing approximately 725,000 square feet of floor space.

WestPoint Stores owns two retail stores and leases its 35 other retail stores, all of which are dispersed throughout the United States and Canada.

The properties owned by the Company are subject to liens held by the Company's secured lenders. See "Item 8. Financial Statements and Supplementary Data -- Notes to Consolidated Financial Statements -- 3. Indebtedness and Financial Arrangements."

Item 3.   Legal Proceedings

Except as stated below, as of the Petition Date, the following actions in which the Company is a defendant have been enjoined from further proceedings pursuant to section 362 of the Bankruptcy Code. To the extent parties have filed timely proofs of claim, the Bankruptcy Court will determine the amount of their pre-bankruptcy claims against the Company. In certain instances, the Bankruptcy Court may permit actions to proceed to judgment for the purpose of determining the amount of the pre-bankruptcy claim against the Company. Lawsuits based on facts arising solely after the commencement of the Company's chapter 11 case are not stayed by section 362 of the Bankruptcy Code.

On October 5, 2001, a purported stockholder class action suit, entitled Norman Geller v. WestPoint Stevens Inc., et al. (the "Geller action"), was filed against the Company and certain of its former officers and directors in the United States District Court for the Northern District of Georgia. (A subsequent and functionally identical complaint was also filed.) The actions were consolidated by Order dated January 25, 2002. Plaintiffs served a Consolidated Amended Complaint (the "Amended Complaint") on March 29, 2002. The Amended Complaint asserts claims against all Defendants under section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and against the Company and Defendant Holcombe T. Green, Jr. as "controlling persons" under section 20(a) of the Exchange Act. The Amended Complaint alleges that, during the putative class period (i.e., February 10, 1999, to October 10, 2000), the Company and certain of its officers and directors caused false and misleading statements to be issued regarding, inter alia, alleged overcapacity and excessive inventories of the Company's towel-related products and customer demand for such products and that certain Individual Defendants wrongfully sold or pledged Company stock at inflated prices for their benefit. The Amended Complaint refers to the Company's press releases and quarterly and annual reports on Securities Exchange Commission Forms 10-Q and 10-K, which discuss the Company's results and forecasts for the fiscal years 1999 and 2000. Plaintiffs allege that these press releases and public filings were false and misleading because they failed to disclose that the Company allegedly "knew sales would be adversely affected in future quarters and years." Plaintiffs also allege in general terms that the Company materially overstated revenues by making premature shipments of products.

On June 6, 2002, Defendants filed Motions to Dismiss Plaintiffs' Amended Complaint. On February 3, 2003, the court denied Defendants' Motions to Dismiss.

The Company has been informed by its counsel that its insurance carrier has reached an agreement in principle to settle the Geller action at no cost to the Company, subject to definitive documentation and approvals of the court and the Bankruptcy Court.

On March 11, 2002, a shareholder derivative action, entitled Gordon Clark v. Holcombe T. Green, Jr., et al. (the "Clark action"), was filed against certain of the Company's former directors and officers in the Superior Court of Fulton County, Georgia. The Complaint alleges that the named individuals breached their fiduciary duties by acting in bad faith and wasting corporate assets. The Complaint also asserts claims under Georgia Code Ann. sections 14-2-740 to 14-2-747 and 14-2-831. The claims are based on the same or similar facts as are alleged in the Geller action.

On July 1, 2002, a shareholder derivative action, entitled John Hemmer v. Holcombe T. Green, Jr., et al. (the "Hemmer action"), was filed against Mr. Green and certain of the Company's other current and former directors including Messrs. Hugh M. Chapman, John F. Sorte and Ms. M. Katherine Dwyer in the Court of Chancery in the State of Delaware in and for New Castle County. The Complaint alleges that the named individuals breached their fiduciary duties and knowingly or recklessly failed to exercise oversight responsibilities to ensure the integrity of the Company's financial reporting. The Complaint also asserts that certain of the named individuals used proprietary Company information in selling or pledging Company stock at inflated prices for their benefit. The claims are based on the same or similar facts as are alleged in the Geller action.

By agreements between the parties, the Clark and Hemmer actions were both stayed pending entry of final judgment by the Court in the Geller action. As with the Geller action, the Clark and Hemmer actions were also stayed due to the Company's bankruptcy filing.

The Company believes that the allegations in all of the actions are without merit and intends to contest the actions vigorously on behalf of its current and former officers and directors.

The Company has been informed by its counsel that its insurance carrier is engaged in negotiations to settle the Clark and Hemmer actions.

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

The Company has been named as a defendant in three separate purported class action suits seeking reparation for the historic enslavement of African Americans in the United States. Eddlee Bankhead v. Lloyd's of London, et al. (the "Bankhead action") was filed on September 3, 2002, in the United States District Court for the Southern District of New York. Timothy Hurdle and Chester Hurdle v. FleetBoston Financial Corporation, et al. was initially filed in the California Superior Court for San Francisco County on September 10, 2002, but has since been removed to the United States District Court for the Northern District of California San Francisco. Julie Mae Wyatt-Kerwin v. J.P. Morgan Chase was filed January 21, 2003, in the United States District Court for the Southern District of Texas. All three cases have been consolidated with related cases in the U.S. District Court for the Northern District of Illinois. The factual basis for all three suits is the claim that the defendants profited from the slave labor of the plaintiff classes' ancestors prior to 1865 and, specifically, that Pepperell Manufacturing, predecessor to WestPoint Stevens Inc., utilized cotton from southern planters who in turn purchased finished product to clothe their slaves. The California suit alleges that such practices amount to an "unfair business practice" in violation of the California Business and Professional Code.

The purported class includes all descendants of African American slaves. The relief sought includes an accounting, the appointment of an independent historical commission, imposition of a constructive trust, restitution of the value of slave labor and defendants' unjust enrichment, disgorgement of illicit profits and compensatory and punitive damages.

The consolidated cases are currently stayed, as to the Company, due to the Company's bankruptcy filing, and on January 26, 2004, the District Court granted defendants' motion to dismiss without prejudice.

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

Item 4.   Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal year 2003, no matters were submitted by the Company to a vote of its security holders.

Part II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

The Common Stock of the Company is listed on the Over the Counter Bulletin Board ("OTCBB") under the ticker symbol "WSPT."  Such listing became effective on January 30, 2003. Prior thereto, the Company's Common Stock was listed on the New York Stock Exchange ("NYSE") under the ticker symbol WXS from October 15, 1999.

The following table presents the high and low sales prices of the Company's Common Stock as reported by the NYSE and the high and low bid prices as reported by the OTCBB, as applicable, for each full quarterly period within the two most recent fiscal years:

Quarter Ended	Share Price

	2003		2002

	High	Low	High	Low

March 31	$0.68	$0.26	$2.69	$1.35
June 30	$0.44	$0.02	$6.05	$2.05
September 30	$0.03	$0.01	$3.96	$0.57
December 31	$0.03	$0.01	$1.27	$0.39

Under its existing credit facilities, the Company is not permitted to pay dividends. For an additional discussion of these restrictions on the payment of dividends see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

As of February 23, 2004, there were approximately 3,790 holders of the Company's Common Stock. Of that total, approximately 290 were stockholders of record and approximately 3,500 held their stock in nominee name through the Depository Trust Company.

The Company currently anticipates that all of the currently outstanding shares of its Common Stock will be cancelled pursuant to the plan of reorganization which it will propose under chapter 11 of the Bankruptcy Code.

Website Access

Our website address is www.westpointstevens.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports at our investor relations website, www.investorwestpoint.com/performance/index.asp, under the heading "SEC Filings." You may also find our Code of Business Conduct and Ethics and our Audit Committee Charter on our website under the heading "Corporate Governance." These reports are available on our investor relations website as soon as reasonably practicable after we electronically file them with the SEC. The information on our website is not part of or incorporated by reference in this Annual Report on Form 10-K.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2003, (except as otherwise specified in the footnotes).
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,170,682	$17.06	3,195,820(1)(2)
Equity compensation plans not approved by security holders	20,000	$14.50	41,351(3)
Total	3,190,682	$17.05	3,237,171(1)(2)(3)

(1)Includes 3,103,098 shares available for grant under the Omnibus Stock Incentive Plan (the "OSIP"), 28,000 restricted shares granted but not vested under the OSIP, 1,500 restricted shares vested but not issued under the OSIP and 63,222 shares earned but not vested under the Key Employee Stock Bonus Plan (the "KESB Plan").

(2) The KESB Plan was first approved by equity holders at the Company's annual meeting on May 15, 1996, and re-approved in amended form at the Company's annual meeting on May 9, 2001. Under the terms of the KESB Plan the number of shares available for issuance is not limited but is established by a formula in the KESB Plan which is subject to administration by the Compensation Committee (the "Committee") of the Board of Directors in its discretion. Under the KESB Plan, each year participants, if any, are selected by the Committee to receive an award entitling each participant to receive shares of Common Stock of the Company in a number equal to the quotient obtained by dividing 80% of the participant's base salary by the fair market value of one share of Common Stock on the first day of the year; provided that such award is earned by the Company achieving a pre-determined earnings per share established by the Committee within the first ninety (90) days of the year. In February 2003, the Committee suspended participation in the KESB Plan for 2003. Since filing its petition for reorganization under chapter 11 of the Bankruptcy Code, the Company has not issued any stock pursuant to the KESB Plan. The Company does not anticipate issuing any additional shares of its Common Stock pursuant to the KESB Plan and anticipates the KESB Plan will be terminated in the chapter 11 case.

(3)Includes 41,351 shares under the Company's Supplemental Retirement Plan ("SRP"). The Company's SRP provides for payment of amounts that would have been paid under the WestPoint Pension Plan but for the limitations on covered compensation and benefits applicable to qualified retirement plans imposed by the Internal Revenue Code of 1986, as amended (the "Code"). For certain participants, the compensation taken into account under the Supplemental Retirement Plan is limited to the lesser of (i) $300,000 or (ii) 120% of the participant's base salary. The Supplemental Retirement Plan is not qualified under Section 401(a) of the Code and benefits are paid from the general assets of the Company. The SRP was not approved by the security holders of the Company. The Company does not anticipate issuing any additional shares of its Common Stock pursuant to the SRP and anticipates the SRP will be terminated in the chapter 11 case.

Item 6.   Selected Financial Data

The selected historical financial data presented below for 2003, 2002 and 2001 were derived from the Audited Consolidated Financial Statements of the Company and its subsidiaries as of and for the years ended December 31, 2003, 2002 and 2001 (the "Consolidated Financial Statements"), and should be read in conjunction therewith, including the notes thereto and the other financial information included elsewhere in this annual report.

	Year Ended December 31,

	2003	2002	2001	2000	1999

(In millions, except per share data)

Statement of
Operations Data:
Net sales	$1,646.2	$1,811.4	$1,765.1	$1,815.9	$1,883.3
Gross earnings (1)	283.9	393.6	378.3	388.4	505.3
Goodwill impairment charge	46.3	-	-	-	-
Operating earnings (loss) (2)	(43.6)	122.3	115.3	34.9	268.1
Interest expense (3)	102.0	135.5	141.6	122.3	102.4
Chapter 11 expenses	31.5	-	-	-	-
Income (loss) from operations before income tax
expense (benefit) (4)	(194.6)	(19.8)	(42.6)	(98.8)	162.9
Net income (loss) (5)	(133.3)	(12.7)	(27.3)	(63.3)	104.1

Diluted net income (loss) per common share	(2.67)	(.25)	(.55)	(1.28)	1.84

Diluted average common shares outstanding	49.9	49.7	49.6	49.6	56.6

Cash dividends declared per share	-	-	.04	2.08	.06

	December 31,

	2003	2002	2001	2000	1999

(In millions)

Balance Sheet Data:
Total assets	$1,279.8	$1,297.2	$1,368.8	$1,458.4	$1,540.7
Working capital (6)	(264.1)	(1,273.5)	245.5	183.5	237.0
Total debt (7)	1,744.7	1,612.8	1,672.5	1,627.8	1,464.8
Stockholders' equity (deficit)	(949.1)	(805.6)	(778.4)	(712.8)	(498.0)

	Year Ended December 31,

	2003	2002	2001	2000	1999

(In millions)

Other Data:
Depreciation and amortization	$69.4	$79.2	$83.9	$80.8	$ 84.1
Capital expenditures	18.7	46.2	60.5	76.7	148.6

See footnotes on following page.

(1) Gross earnings for the years ended December 31, 2003, 2002, 2001 and 2000 include costs related to restructuring initiatives of $17.4 million, $11.6 million, $13.7 million and $85.3 million, respectively, as discussed in Note 12 and Management's Discussion and Analysis.

(2) Operating earnings for the years ended December 31, 2003, 2002, 2001 and 2000 include restructuring and impairment charges of $49.6 million, $6.6 million, $5.0 million and $109.2 million, respectively, and other costs related to restructuring initiatives of $17.4 million, $11.6 million, $13.7 million and $85.3 million, respectively, totaling $67.1 million, $18.2 million, $18.7 million and $194.5 million, respectively, as discussed in Note 12 and Management's Discussion and Analysis.

(3) Contractual interest of $148.3 million for the year ended December 31, 2003.

(4) Loss from operations before income tax benefit for the years ended December 31, 2003, 2002, 2001 and 2000 include restructuring and impairment charges of $49.6 million, $6.6 million, $5.0 million and $109.2 million, respectively, and other costs related to restructuring initiatives and other charges of $17.4 million, $11.6 million, $13.7 million and $94.0 million, respectively, totaling $67.1 million, $18.2 million, $18.7 million and $203.2 million, respectively, as discussed in Note 12 and Management's Discussion and Analysis.

(5) Net loss for the years ended December 31, 2003, 2002, 2001 and 2000 include restructuring and impairment charges of $49.6 million, $6.6 million, $5.0 million and $109.2 million, respectively, and other costs related to restructuring initiatives and other charges of $17.4 million, $11.6 million, $13.7 million and $94.0 million, respectively, totaling $67.1 million, $18.2 million, $18.7 million and $203.2 million, respectively, before income tax benefit of $24.1 million, $6.6 million, $6.7 million and $73.1 million, respectively, for a net amount of $42.9 million, $11.7 million, $11.9 million and $130.1 million, respectively, as discussed in Note 12 and Management's Discussion and Analysis.

(6) Working capital at December 31, 2003, 2002, 2001, 2000 and 1999 includes the current portion of bank indebtedness of $579.7 million, $447.8 million, $107.5 million, $152.8 million and $89.8 million, respectively. Working capital at December 31, 2003, and 2002 also includes long-term debt of $165.0 million and $1,165.0 million, respectively, classified as current (see Note 3).

(7) Total debt at December 31, 2003, includes $1,000.0 million classified as Liabilities Subject to Compromise (see Notes 2 and 3).

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

Chapter 11 Case

As more fully disclosed above (see "Item 1. Business -- Chapter 11 Filing") and in Note 2, on June 1, 2003, the Company and several of its subsidiaries each commenced with the Bankruptcy Court a voluntary case under chapter 11 of the Bankruptcy Code. The Bankruptcy Code prevents creditors and other parties in interest from taking certain actions, including enforcement actions, against the Debtors, without first obtaining prior approval of the Bankruptcy Court. In addition, the Company has entered into the DIP Credit Agreement, which is more fully described below. On August 28, 2003, one of the Company's foreign subsidiaries, WestPoint Stevens (Europe) Ltd., commenced an insolvency proceeding in the United Kingdom and is in the process of being closed and liquidated.

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States on a going concern basis. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business. The Company is currently operating as a debtor in possession under chapter 11 of the Bankruptcy Code, and its continuation as a going concern is contingent upon, among other things the confirmation by the Bankruptcy Court of a chapter 11 plan or reorganization and its ability to comply with the DIP Credit Agreement, return to profitability, generate sufficient cash flows from operations and obtain financing sources to meet future obligations. There is no assurance that the Company will be able to achieve any of these results. The Company's consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

Whether as a result of its case under chapter 11 or otherwise, the Company may sell or otherwise dispose of assets, and liquidate or settle liabilities, for amounts other than those reflected in the financial statements. Additionally, the amounts reported on the consolidated balance sheets could materially change because of changes in business strategies and the effects of any proposed plan of reorganization.

Basis of Presentation

The Company's consolidated financial statements are presented in accordance with AICPA Statement of Position 90-7 ("Financial Reporting by Entities in Reorganization Under the Bankruptcy Code") ("SOP 90-7"). In the chapter 11 case, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, the categories of liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the chapter 11 case have been classified as Liabilities Subject to Compromise in the consolidated balance sheets. The ultimate amount of and settlement terms for the Company's pre-bankruptcy liabilities are subject to the ultimate outcome of its chapter 11 case and, accordingly, are not presently determinable. Pursuant to SOP 90-7, professional fees associated with the chapter 11 case are expensed as incurred and reported as reorganization costs (chapter 11 expenses). Also, interest expense will be reported only to the extent that it will be paid during the pendency of the chapter 11 case or that it is probable that it will be an allowed claim.

Senior Credit Facility and Second-Lien Facility Amendments

Effective March 31, 2003, the Company's Senior Credit Facility was amended primarily to provide for an interim facility limitation and to add an unused commitment fee. Under the interim facility limitation, the Company's outstanding borrowings and letters of credit under the Senior Credit Facility were limited to the following amounts for the periods indicated: $546.0 million for the period April 1, 2003, through April 26, 2003; $530.0 million for the period April 27, 2003, through May 17, 2003; $525.0 million for the period May 18, 2003, through June 10, 2003.

At the option of the Company and effective with the last amendment to the Senior Credit Facility, interest under the Senior Credit Facility was payable monthly, either at the prime rate plus 5.25% or at LIBOR plus 7.00%, compared to prime rate plus 2.75% or LIBOR plus 4.50% in effect at December 31, 2002. Effective with the chapter 11 filing, the Senior Credit Facility LIBOR loans converted to prime rate loans upon maturity and LIBOR loans are no longer available to the Company. Prior to the Petition Date, the Company was also obligated to pay a facility fee in an amount equal to 0.50% of each

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

Senior Credit Facility and Second-Lien Facility Amendments--Continued

Bank's commitment under the Revolver, and an unused commitment fee in an amount equal to 1.00% of the difference between the revolver commitment and the daily outstanding loans and letters of credit. As of the Petition Date, the Company is no longer obligated to pay a facility fee or an unused commitment fee for the Senior Credit Facility.

At March 31, 2003, the Company was not in compliance with certain of its covenants under the Senior Credit Facility and Second-Lien Facility. Effective March 31, 2003, the Company's lenders under the Senior Credit Facility and Second-Lien Facility temporarily waived the defaults for the period March 31, 2003, through and including June 10, 2003. Related to the Company's chapter 11 filing, at December 31, 2003 and 2002, the Company classified all of its outstanding debt under its Senior Credit Facility, Second-Lien Facility and Senior Notes as current liabilities as a result of the potential for the acceleration of the loans outstanding under its various credit agreements.

DIP Credit Agreement

The Company is a party to the DIP Credit Agreement which provides a facility consisting of revolving credit loans of up to $300 million (with a sublimit of $75 million for letters of credit) with a term of one year and a maturity date of June 2, 2004. At its option, the Company may extend the term for up to two successive periods of six months each.

Initial advances under the DIP Credit Agreement bore interest at a fluctuating rate per annum equal to LIBOR plus a margin of 2.75% or, at the Company's option, prime plus a margin of 0.75%. Each margin is subject to quarterly adjustments, commencing November 1, 2003, pursuant to a pricing matrix, based on average availability, having a range of 2.25% to 3.00% for LIBOR based loans and 0.25% to 1.00% for prime based loans. The DIP Credit Agreement also has an unused line fee of 0.625% per annum, subject to quarterly adjustments as above having a range of 0.375% to 0.75%. Effective November 1, 2003, as a result of average availability, interest rates under the DIP Credit Agreement decreased to LIBOR plus 2.50% or, at the Company's option, prime plus 0.50% and the unused line fee decreased to 0.50%. Effective February 1, 2004, as a result of average availability, interest rates under the DIP Credit Agreement increased to LIBOR plus 2.75% or, at the Company's option, prime plus 0.75% and the unused line fee increased to 0.625%.

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

During the third quarter of 2003, the Company's DIP Credit Agreement was amended primarily to modify the minimum EBITDA covenant, add a minimum availability covenant, permit certain restructuring, impairment and other charges and modify other miscellaneous provisions. At December 31, 2003, the Company was in compliance with its covenants under the DIP Credit Agreement.

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

Restructuring, Impairment, and Other Charges

As a result of a strategic review of the Company's businesses, manufacturing and other facilities, and products in the second quarter of 2000, the Company's Board of Directors approved a $222.0 million pretax charge to cover the cost of implementing an Eight-Point Plan that was designed to streamline operations and improve profitability. The Eight-Point Plan addressed the following points: 1) expansion of brands; 2) exploration of new licensing opportunities; 3) rationalization of

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

Restructuring, Impairment, and Other Charges--Continued

manufacturing operations; 4) reduction in overhead expense; 5) increase in global sourcing; 6) improvement of inventory utilization; 7) enhancement of supply chain and logistics functions; and 8) improvement in capital structure.

During 2000, the Company conducted an intense evaluation of its manufacturing process flow and capacity and how they relate to market demand. The Company adopted a plan to close certain manufacturing plants and consolidate manufacturing operations in an arrangement that will reduce costs and enable more efficient production. The Company also evaluated its internal support and administrative functions and adopted a plan to consolidate certain internal support and administrative functions.

Four plant closings were announced under the Eight-Point Plan. On October 2, 2000, the Rosemary greige plant, a towel plant located in Roanoke Rapids, North Carolina, and the Liebhardt basic bedding plant in Union, South Carolina, were scheduled for closing. On January 29, 2001, the Seneca plant, a sheeting plant in Seneca, South Carolina, was scheduled for closing. On March 1, 2001, the Whitmire yarn plant in Whitmire, South Carolina, was scheduled for closing. In addition to these closings, a reduction in the workforce of the remaining finishing and fabricating facilities at the Rosemary complex was announced on February 5, 2001. These plant closings will enable the Company to consolidate its manufacturing in locations that allow the most efficient work flow.

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

For the period since the adoption of the Eight-Point Plan through the fourth quarter of 2001, the Company terminated and agreed to pay severance (including continuing termination benefits) to approximately 1,700 employees. The restructuring charge approved in 2000 was completed in the fourth quarter of 2001. Given the disruptive nature of the restructuring activity that included significant machinery relocation and realignment in 2000 and 2001, the Company did not see any significant benefit from the restructuring plan until 2002. During 2002 the Company experienced lower cost of sales in part due to increased manufacturing efficiencies as a result of the restructuring plan.

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):
		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2000 Restructuring and Impairment Charge:
Second Quarter	$87.9	$4.6	$3.4	$95.9
Third Quarter	-	5.8	0.3	6.1
Fourth Quarter	2.6	4.3	0.3	7.2

Total 2000 Charge	90.5	14.7	4.0	109.2

2001 Restructuring and Impairment Charge:
First Quarter	-	5.0	-	5.0
Fourth Quarter	-	2.0	(2.0)	-

Total 2001 Charge	-	7.0	(2.0)	5.0

Writedown Assets to Net Recoverable Value	(90.5)	-	-	(90.5)
2000 Cash Payments	-	(4.7)	(0.3)	(5.0)
2001 Cash Payments	-	(15.0)	(0.1)	(15.1)
2002 Cash Payments	-	(1.7)	-	(1.7)
2003 Cash Payments	-	(0.3)	(1.6)	(1.9)

Balance at December 31, 2003	$-	$-	$-	$-

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

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

On September 20, 2002, the Company announced that its Board of Directors had approved additional restructuring initiatives to increase asset utilization, lower manufacturing costs and increase cash flow and profitability through reallocation of production assets from bath products to basic bedding products and through rationalization of its retail stores division. The Company initially expected the restructuring initiatives to result in a $36.5 million pretax charge for restructuring, impairment and other charges, with approximately $20 million of the pretax charge expected to be non-cash items. As a result of modifications to the initial restructuring initiatives, the Company now expects the restructuring initiatives to result in a $47.7 million pretax charge for restructuring, impairment and other charges, with approximately $31.7 million of the pretax charge expected to be non-cash items. All charges have been recorded in accordance with Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The charges for the restructuring initiatives began in the third quarter of 2002 and will continue through the second quarter of 2004.

As a result of the restructuring initiatives begun in 2002, the Company announced the closure of its Rosemary (NC) towel finishing facility, the conversion of its Rosemary (NC) towel fabrication and distribution facilities to basic bedding facilities and the closure of its Dalton (GA) basic bedding facility. The Company announced on April 25, 2003, that the Rosemary (NC) towel fabrication and distribution facilities that were previously disclosed as being converted to basic bedding facilities would now be closed. The Company also announced the closure of twenty-two retail stores and the closure of its WestPoint Stevens (Europe) Ltd. foreign subsidiary.

The cost of the manufacturing and retail store rationalization and certain overhead reduction costs were reflected in a restructuring and impairment charge of $6.6 million, before taxes, in 2002 and a restructuring and impairment charge of $12.6 million, before taxes, in 2003. The components of the restructuring and impairment charge in 2002 included $4.4 million for the impairment of fixed assets and $2.2 million in reserves to cover cash expenses related primarily to severance benefits. The components of the restructuring and impairment charge in 2003 included $7.0 million for the impairment of fixed assets and $5.6 million in reserves to cover cash expenses related to severance benefits of $5.2 million and other exit costs.

During 2002 and 2003 as a result of restructuring initiatives, the Company terminated and agreed to pay severance (including termination benefits) to approximately 500 employees.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

Restructuring, Impairment, and Other Charges--Continued

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):
		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2002 Restructuring and Impairment Charge:
Third Quarter	$4.3	$1.6	$-	$5.9
Fourth Quarter	0.1	0.5	0.1	0.7

Total 2002 Charge	4.4	2.1	0.1	6.6

2003 Restructuring and Impairment Charge:
First Quarter	0.2	0.8	0.4	1.4
Second Quarter	6.8	4.3	0.8	11.9
Third Quarter	0.8	0.2	-	1.0
Fourth Quarter	(0.8)	(0.1)	(0.8)	(1.7)

Total 2003 Charge	7.0	5.2	0.4	12.6

Writedown Assets to Net Recoverable Value	(11.4)	-	-	(11.4)
2002 Cash Payments	-	(1.5)	-	(1.5)
2003 Cash Payments	-	(4.6)	(0.4)	(5.0)

Balance at December 31, 2003	$-	$1.2	$0.1	$1.3

During 2002, other costs of the restructuring initiatives of $11.6 million, before taxes, were recognized consisting of inventory writedowns of $10.5 million primarily related to the rationalization of its retail stores division and other expense of $1.1 million, consisting primarily of related unabsorbed overhead, all reflected in cost of goods sold. During 2003, other costs of the restructuring initiatives of $16.0 million, before taxes, were recognized consisting of inventory writedowns of $8.4 million primarily related to the closure of its foreign subsidiary and the rationalization of its retail stores division, accounts receivable writedowns for claims of $1.4 million related to the closure of its foreign subsidiary and other expenses of $6.2 million, consisting primarily of $4.1 million of related unabsorbed overhead, $1.2 million for the relocation of machinery and other expenses of $0.9 million, all reflected in cost of goods sold.

During the third quarter of 2003, the Company's Board of Directors approved further restructuring initiatives to increase asset utilization, lower manufacturing costs and increase cash flow and profitability through a further realignment of manufacturing capacity. The Company expects the restructuring initiatives to result in an $84.3 million pretax charge for restructuring, impairment and other charges. Approximately $55.6 million of the pretax charge is expected to be non-cash items. All charges have been recorded in accordance with Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The charges for the restructuring initiatives began in the fourth quarter of 2003 and will continue throughout 2004.

As a result of the restructuring initiatives begun in 2003, the Company announced the closure of its Dunson (GA) sheeting facility, its Dixie (GA) towel facility, its Coushatta (LA) utility bedding facility and its Fairfax (AL) towel greige facility. The Company also announced the conversion of its Lanier (AL) sheeting facility to towel production and the conversion of its Greenville (AL) blanket facility to a utility bedding facility. These plant closings and conversions provide the Company with greater production efficiency and better-aligned capacity to compete more effectively in a global economy.

The cost of the manufacturing rationalization was reflected in a restructuring and impairment charge of $37.0 million, before taxes, in 2003. The restructuring and impairment charge in 2003 reflected the impairment of fixed assets.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

Restructuring, Impairment, and Other Charges--Continued

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):
		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2003 Restructuring and Impairment Charge:
Fourth Quarter	$37.0	$-	$-	$37.0

Writedown Assets to Net Recoverable Value	(37.0)	-	-	(37.0)

Balance at December 31, 2003	$-	$-	$-	$-

During 2003, other costs of the restructuring initiatives of $1.4 million, before taxes, were recognized consisting of inventory writedowns of $1.0 million and other expenses of $0.4 million, consisting of related unabsorbed overhead.

Executive Summary

     Overview

The Company operates exclusively in the home fashions industry and recognizes revenue primarily through the sale of Home Fashions products to a variety of retail and institutional customers. The Company also operates 37 retail outlets that sell home fashion products including, but not limited to, WestPoint Stevens' home fashion products. In addition, the Company receives a small portion of its revenues through the licensing of its trade names. For a more detailed description of the Company see "Item 1. Business."

     Industry and Company Profile

     Cyclicality

The home fashion textile industry has traditionally been a cyclical industry. The latest down cycle began in 2000 and is reported to be showing signs of a turn upward. The practical effect of a down cycle on manufacturing companies, including the Company, is stress on any balance sheet which has a large debt load and pressure on profitability caused by under utilization of plant and equipment.

     Growth of Imports

The easing of trade restrictions over time has led to growing competition from low priced imported product. This issue will be amplified by the projected lifting of import quotas in the year 2005. Imported sheets and towels have captured 43% and 52% respectively of the U S market according to US Census data. Domestic suppliers, including the Company, have contributed to the import total by buying product overseas for resale domestically. Approximately 22% of the Company's 2003 sales were of imported goods. The Company has recently closed four domestic manufacturing facilities in favor of importing those products.

     Retail Consolidation

Retailers of consumer goods have become fewer and more powerful over time. As buying power has become more concentrated, pricing pressure on vendors has grown. With the ability to buy imported product directly from the foreign source, this pricing leverage has increased. The result has been a negative effect on unit pricing and margins earned on domestically produced products. To combat this trend, domestic producers, such as the Company, are aggressively importing competitively priced goods and utilizing domestic distribution capabilities and the ability to deliver large volumes on short notice to maintain their value to the retail customers.

     External Events

Sales and availability of consumer goods are directly impacted by external events. The attacks of 9/11 severely impacted retail sales and vendor shipments nationwide. The west coast dock strike kept imported goods from reaching their destinations and was an advantage for domestic suppliers. Snowstorms in 2004 slowed retail sales and closed production facilities.

     Raw Material Pricing and Availability

Textile profitability is affected more by raw material pricing than any other single variable. A one cent per pound change in cotton pricing can have an enormous effect on product profitability. Over the past three years the price of cotton has varied by as much as twenty cents per pound, both up and down. The Company employs a hedging strategy to smooth the volatility of the cotton market and to reduce uncertainty in costing. Other raw materials are down and feathers for pillows and comforters and also polyester for sheeting and pillows. Down and feathers are generally imported from China. Pricing is subject to vacillations in supply caused by any number of things. Polyester prices vary with the price of petroleum.

     Working Capital Management

Inventory management is the most critical variable to the success of a textile company. Inventory is produced prospectively based on customer provided forecasts in order to be ready to ship on a quick response basis. Growing sophistication of retail systems has provided the customer with the ability to recognize trends rapidly and to change forecasts on much shorter notice than in the past. This ability presents unique challenges to the manufacturer who produces inventory in advance of anticipated orders. To manage inventory balances, the Company has moved to smaller lot sizes in some cases, but most importantly, the Company has chosen to curtail production where necessary in order not to create unwanted inventory. Curtailment has a negative effect on profitability but preserves cash that would have otherwise been invested in inventory.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

Results of Operations

The table below is a summary of the Company's operating results for the years ended December 31, 2003, 2002 and 2001 (in millions of dollars and as percentages of net sales).
	Year Ended December 31,

	2003	2002	2001

Net sales	$1,646.2	$1,811.4	$1,765.1
Gross earnings	$283.9	$393.6	$378.3
Restructuring and impairment charge	$49.6	$6.6	$5.0
Goodwill impairment charge	$46.3	$-	$-
Operating earnings (loss)	$(43.6)	$122.3	$115.3
Interest expense	$102.0	$135.5	$141.6
Other expense-net	$17.6	$6.6	$16.3
Chapter 11 expenses	$31.5	$-	$-
Loss from operations before taxes	$(194.6)	$(19.8)	$(42.6)
Net loss	$(133.3)	$(12.7)	$(27.3)
Gross margin	17.2%	21.7%	21.4%
Operating margin	(2.6%)	6.8%	6.5%

2003 Compared with 2002

Net Sales.   Net sales for the year ended December 31, 2003, decreased $165.2 million, or 9.1%, to $1,646.2 million compared with net sales of $1,811.4 million for the year ended December 31, 2002. The decrease reflected the difficult retail environment, especially in the first half of 2003, such that sales declined in all major product categories. On a customer basis Kmart Corporation's restructuring and subsequent stores closings and negative comparable sales growth accounted for roughly half of the overall net sales decline. Finally, net sales were also impacted by the Company's restructuring of its retail stores division, which resulted in the acceleration of store closings in the fourth quarter of 2003 and lower overall sales.

For the year ended December 31, 2003, bed products sales were $955.5 million compared with $1,053.0 million in 2002, bath products sales were $535.1 million compared with $549.0 million in 2002 and other sales (consisting primarily of sales from the Company's retail stores and foreign operations) were $155.6 million compared with $209.3 million in 2002.

Gross Earnings/Margin.  Gross earnings for the year ended December 31, 2003, of $283.9 million decreased $109.7 million, or 27.9%, compared with $393.6 million for 2002 and reflect gross margins of 17.2% in 2003 and 21.7% in 2002. Included in gross earnings for the years ended December 31, 2003, and 2002 were costs related to restructuring initiatives of $17.4 million and $11.6 million, respectively. For 2003 the majority of these charges reflect costs for unabsorbed overhead at affected facilities and inventory write-offs primarily related to the closure of the Company's European operations and rationalization of the retail stores division, as previously discussed. For 2002 these charges consisted primarily of inventory adjustments for planned retail store closings. Gross earnings and margins deteriorated in 2003 due to lower sales, a less profitable mix of revenues, higher raw material costs, primarily cotton, increased promotional activity, increased royalties, increased pension expense and under-absorbed overhead due to production curtailment.

Goodwill Impairment Charge. The Company recognized a $46.3 million goodwill impairment charge in 2003 that resulted from certain triggering events that occurred during the period including the Company's chapter 11 filing.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

Results of Operations--Continued

2003 Compared with 2002--Continued

Operating Earnings/Margins.  Selling, general and administrative expenses decreased $33.1 million, or 12.5%, in 2003 compared with 2002, and as a percentage of net sales represent 14.1% in 2003 and 14.6% in 2002. The decrease in selling, general and administrative expenses in 2003 was due to the Company's efforts to reduce overhead expenses, lower bad debt expense, lower selling expense including lower expense for the Company's retail stores due to fewer stores, and reduced expenses associated with the Trade Receivables Program which was terminated early in the third quarter of 2003. Selling, general and administrative expenses included additional bad debt expense for Kmart Corporation accounts receivable of $10.4 million in 2002. Restructuring and impairment charges of $49.6 million and $6.6 million were incurred in 2003 and 2002, respectively, as previously discussed.

Operating earnings for the year ended December 31, 2003, were a loss of $43.6 million, or (2.6%) of sales, and decreased $165.8 million, compared with operating earnings of $122.3 million, or 6.8% of sales, for 2002. Included in operating earnings for the years ended December 31, 2003, and 2002 were costs related to restructuring initiatives of $67.1 million and $18.2 million, respectively, and a goodwill impairment charge of $46.3 million, as previously discussed. The decrease in operating earnings in 2003 also resulted from lower sales levels, a less profitable mix of revenues, higher raw material costs, primarily cotton, increased promotional activity, increased royalties, increased pension expense and under-absorbed overhead due to production curtailment, that more than offset reduced overhead expenses, lower bad debt expense, lower selling expense including lower expense for the Company's retail stores due to fewer stores, and reduced expenses associated with the Trade Receivables Program which was terminated early in the third quarter of 2003.

Interest Expense.  Interest expense for the year ended December 31, 2003, of $102.0 million decreased $33.5 million compared with interest expense for the year ended December 31, 2002. Effective with the Company's chapter 11 filing, interest is no longer accrued on the Senior Notes due 2005 and 2008, the impact of which was $46.3 million for 2003. The decrease in interest expenses was offset by higher interest rates on the Company's variable rate bank debt compared with corresponding 2002 average interest rates.

Other Expense-Net.  Other expense-net increased $11.0 million for the year ended December 31, 2003, to $17.6 million from $6.6 million for the year ended December 31, 2002. Charges in 2003 primarily included $4.9 million in transaction costs associated with an unsuccessful acquisition effort and the amortization of deferred financing fees of $12.3 million compared with other expense-net in 2002 of $6.6 million that included amortization of deferred financing fees of $9.6 million that were offset by miscellaneous income items including $1.8 million from an unconsolidated subsidiary, and $1.2 million from gain on sale of assets.

Chapter 11 Expenses. The Company recognized $31.5 million in bankruptcy reorganization related expenses for 2003 consisting primarily of $4.9 million related to the early termination of the Company's Trade Receivables Program, $3.6 related to amortization of fees associated with the DIP Credit agreement, $1.3 million in severance associated with the resignation of the Company's former Chairman and Chief Executive Officer, $7.6 million for performance bonuses under a court approved key employee retention program and $14.1 million related to fees payable to professionals retained to assist with the chapter 11 case.

Income Tax Expense (Benefit).  In 2003 and 2002, the Company recorded a tax benefit of $61.3 million and $7.1 million, respectively. The Company's effective tax rate was 31.5% in 2003 and 36% in 2002. The decrease in the effective tax rate was due primarily to non-deductible items related to the Company's chapter 11 expenses and goodwill impairment charge.

Net Loss.  Net loss for fiscal year 2003 was $133.3 million, or a loss of $2.67 per share diluted, and net loss for 2002 was $12.7 million, or a loss of $0.25 per share diluted. Included in net loss for the years ended December 31, 2003, and 2002 were costs related to restructuring initiatives, net of taxes, of $42.9 million and $11.7 million, respectively, as previously discussed, in addition to charges for chapter 11 expenses and the goodwill impairment charge, also previously discussed.

Diluted per share amounts are based on 49.9 million and 49.7 million average shares outstanding for 2003 and 2002, respectively.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

Results of Operations--Continued

2002 Compared with 2001

Net Sales.   Net sales for the year ended December 31, 2002, increased $46.3 million, or 2.6%, to $1,811.4 million compared with net sales of $1,765.1 million for the year ended December 31, 2001. The increase was due to management's focus on expanding sales with key retailers that resulted in growth in all major product categories except sheets.

For the year ended December 31, 2002, bed products sales were $1,053.0 million compared with $1,024.3 million in 2001, bath products sales were $549.0 million compared with $524.0 million in 2001 and other sales (consisting primarily of sales from the Company's mill stores and foreign operations) were $209.3 million compared with $216.9 million in 2001.

Gross Earnings/Margin.  Gross earnings for the year ended December 31, 2002, of $393.6 million increased $15.3 million, or 4.0%, compared with $378.3 million for 2001 and reflect gross margins of 21.7% in 2002 and 21.4% in 2001. Included in gross earnings for the years ended December 31, 2002, and 2001 were costs related to restructuring initiatives of $11.6 million and $13.7 million, respectively, as previously discussed. Gross earnings and margins improved in 2002 due to increased sales and lower raw material costs, primarily cotton, and lower costs related to restructuring initiatives, that more than offset increased promotional activity, increased royalties, increased pension expense and under-absorbed overhead due to production curtailment.

Operating Earnings/Margins.  Selling, general and administrative expenses increased $6.6 million, or 2.6%, in 2002 compared with 2001, and as a percentage of net sales represent 14.6% in 2002 and 2001. The increase in selling, general and administrative expenses in 2002 was primarily due to increased sales levels. Selling, general and administrative expenses included additional bad debt expense for Kmart Corporation accounts receivable of $10.4 million and $11.0 million in 2002 and 2001, respectively. Restructuring and impairment charges of $6.6 million and $5.0 million were incurred in 2002 and 2001, respectively, related to the Company's Eight-Point Plan, as previously discussed.

Operating earnings for the year ended December 31, 2002, were $122.3 million, or 6.8% of sales, and increased $7.0 million, or 6.1%, compared with operating earnings of $115.3 million, or 6.5% of sales, for 2001. Included in operating earnings for the years ended December 31, 2002, and 2001 were costs related to restructuring initiatives of $18.2 million and $18.7 million, respectively, as previously discussed. The increase in operating earnings in 2002 resulted from higher sales levels and reduced raw material costs that more than offset increased promotional activity, increased royalties, increased pension expense and under-absorbed overhead due to production curtailment, as well as increased selling, general and administrative expenses.

Interest Expense.  Interest expense for the year ended December 31, 2002, of $135.5 million decreased $6.1 million compared with interest expense for the year ended December 31, 2001. The decrease in interest expense was due primarily to lower average debt levels and lower average interest rates on the Company's variable rate bank debt.

Other Expense-Net.  Other expense-net decreased $9.7 million for the year ended December 31, 2002, to $6.6 million from $16.3 million for the year ended December 31, 2001. Charges in 2002 included amortization of deferred financing fees of $9.6 million that were offset by miscellaneous income items including $1.8 million from an unconsolidated subsidiary, and $1.2 million from gain on sale of assets. The decline in 2002 reflects the absence of charges from 2001 including a $7.5 million non-cash charge to adjust to market value its basis in an unconsolidated limited liability corporation, $2.3 million in charges for cotton derivatives in accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, and also included the amortization of deferred financing fees of $6.9 million, less certain miscellaneous items.

Income Tax Expense (Benefit).  In 2002 and 2001, the Company recorded a tax benefit of $7.1 million and $15.2 million, respectively. The Company's effective tax rate was 36% in both 2002 and 2001.

Net Loss.  Net loss for fiscal year 2002 was $12.7 million, or a loss of $0.25 per share diluted, and net loss for 2001 was $27.3 million, or a loss of $0.55 per share diluted. Included in net loss for the years ended December 31, 2002, and 2001 were costs related to restructuring initiatives, net of taxes, of $11.7 million and $11.9 million, respectively, as previously discussed.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

Results of Operations--Continued

2002 Compared with 2001--Continued

Diluted per share amounts are based on 49.7 million and 49.6 million average shares outstanding for 2002 and 2001, respectively.

Critical Accounting Policies and Estimates

These policies are considered "critical" because they have the potential to have a material impact on the Company's financial statements and because they require judgments and estimation due to the uncertainty involved in measuring, at a specific point in time, events which are continuous in nature.

The Company's Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions. See Note 1. Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. Management believes that the following are some of the more critical judgment areas in the application of the Company's accounting policies that currently affect financial condition and results of operations.

Basis of Presentation.  The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States on a going concern basis. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business. The Company is currently operating as a debtor in possession under chapter 11 of the Bankruptcy Code, and its continuation as a going concern is contingent upon, among other things, confirmation by the Bankruptcy Court of a chapter 11 plan of reorganization and its ability to comply with the DIP Credit Agreement, return to profitability, generate sufficient cash flows from operations and obtain financing sources to meet future obligations. There is no assurance that the Company will be able to achieve any of these results. The Company's consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

The Company's consolidated financial statements included elsewhere in this Annual Report are presented in accordance with AICPA Statement of Position 90-7 ("Financial Reporting by Entities in Reorganization Under the Bankruptcy Code") ("SOP 90-7"). In the chapter 11 case, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, the categories of liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the chapter 11 case and classified as Liabilities Subject to Compromise in the consolidated balance sheet under SOP 90-7 are identified below (in thousands):
December 31, 2003

Senior Notes due 2005 and 2008:
Senior Notes outstanding	$1,000,000
Related accrued interest	36,130
Related deferred financing fees
(less accumulated amortization of $14,052)	(7,164)

Total	1,028,966
Accounts payable	30,700
Pension liabilities	8,394
Accrued liabilities	18,809

Total	$1,086,869

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

Critical Accounting Policies and Estimates--Continued

The ultimate amount of and settlement terms for the Company's pre-bankruptcy liabilities are subject to the ultimate outcome of its chapter 11 case and, accordingly, are not presently determinable. Pursuant to SOP 90-7, professional fees associated with the chapter 11 case are expensed as incurred and reported as reorganization costs (chapter 11 expenses). Also, interest expense will be reported only to the extent that it will be paid during the pendency of the chapter 11 case or that it is probable that it will be an allowed claim. During 2003, the Company recognized charges of $31.5 million for chapter 11 expenses, consisting of $4.9 million related to the early termination of the Company's Trade Receivables Program, $1.3 million in severance associated with the resignation of the Company's former Chairman and Chief Executive Officer, $7.6 million for performance bonuses under a court approved Key Employee Retention Program, $3.6 million related to the amortization of fees associated with the DIP Credit Agreement and $14.1 million related to fees payable to professionals retained to assist with the chapter 11 case.

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

The Company believes that the accounting estimate related to the establishment of the allowance for doubtful accounts and the associated provisions in the results of operations is a "critical accounting estimate" because: (1) it requires Company management to make assumptions about the future collectibility of current balances due, as well as the future economic viability of the Company's customer base; and (2) the impact of changes in actual collections versus these estimates could have a material impact on the Company's financial statements. In selecting these assumptions, the Company uses historical trending of write-offs, returns and allowances, overdue status and credit ratings of its customers, estimates of ultimate recoverability from customers in bankruptcy, and other current market indicators about general economic conditions that might impact the collectibility of accounts.

During 2001, the Company recorded $11.0 million of bad debt expense to increase its allowance for doubtful accounts as a result of the January 22, 2002, bankruptcy filing of Kmart. As a result of the further deterioration of Kmart's financial condition during 2002, the Company recorded additional bad debt expense of $10.4 million related to its Kmart pre-petition receivables. During 2003, the Company sold its Kmart pre-petition receivables and determined that its related receivables reserves were adequate to cover the amounts not collected.

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

The Company believes that the accounting estimates related to the establishment of inventory market reserves and the associated provisions in the results of operations is a "critical accounting estimate" because: (1) it requires Company management to make assumptions about future product demand and overall sales prices; and (2) the impact of changes in realized sales prices versus these estimates could have a material impact on the Company's financial statements. In selecting these assumptions, the Company uses historical trending of write-downs and other current market indicators about general economic conditions that might impact the realizability of inventories. As a result of our consideration of these factors, during 2003 and 2002, the Company recorded $8.4 million and $10.5 million, respectively, of inventory write-downs primarily related to the rationalization of its retail stores division and the closure of its WestPoint Stevens (Europe) Ltd. foreign subsidiary, resulting from restructuring initiatives and adverse economic conditions.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

Critical Accounting Policies and Estimates--Continued

Management believes that its estimates are conservative; however, if market conditions were to deteriorate, resulting in a markdown of sales prices, additional reserves may be required.

Long-lived Asset Recovery.  A significant portion of the Company's total assets consists of long-lived assets, consisting primarily of property, plant and equipment ("PP&E"). Changes in the Company's intended use of these assets, as well as changes in broad economic or industry factors, may cause the estimated period of use or the value of these assets to change. As a part of the bankruptcy process, the Company continues to review its domestic manufacturing capacities which could result in future plant rationalizations.

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

The Company believes that the accounting estimate related to asset impairment is a "critical accounting estimate" because: (1) it requires Company management to make assumptions about future revenues and costs of sales over the life of the asset; and (2) the impact of recognizing an impairment could be material to the Company's financial statements. Management's assumptions about future revenues and cost of sales require significant judgment and could differ from actual results due to changing market conditions and overall product demand.

During 2003 and 2002, the Company identified certain PP&E that became impaired as a result of restructuring initiatives and related plant closures. The writedown of PP&E during 2003 and 2002 resulted in a total of $44.0 million and $4.4 million of PP&E being impaired, respectively.

Goodwill.  Goodwill is reviewed at least annually for impairment, or more frequently if indicators of impairment exist. Goodwill impairment is tested by comparing the net book value of the reporting unit to fair value. The Company believes that the accounting estimate related to goodwill is a "critical accounting estimate" because: (1) it requires Company management to make assumptions about fair values, and (2) the impact of recognizing an impairment could be material to the financial statements.

Management completed an impairment analysis of goodwill in the fourth quarter of 2002. This test was performed internally, and entity fair value was estimated using quoted market prices of the Company's equity and debt securities. As of December 31, 2002, no impairment existed.

As a result of certain triggering events that occurred during the second quarter of 2003, including the Company filing a petition for reorganization under chapter 11 of the Bankruptcy Code (see Note 2 where the chronology of the circumstances that led to such filing is discussed), the Company performed an interim test of the carrying amount of its goodwill in accordance with Statement No. 142. Based on a valuation of the Company's enterprise value using quoted market prices of the Company's debt and equity securities and the identification of qualifying intangibles, the Company's goodwill was deemed to be impaired and was subsequently written off. The unamortized balance of the goodwill that was written off during the quarter ended June 30, 2003, amounted to $46.3 million and is classified separately in the accompanying consolidated statements of operations.

Customer Incentives   The Company maintains reserves for accommodations and incentives that are frequently granted to customers under its sales programs. The estimation process requires management to make assumptions regarding potential credits to be taken by customers based on historical experience and contracted amounts. Changes in these key assumptions could have a significant impact on ultimate credits granted.

The Company believes that the accounting estimates related to the establishment of the reserves for customer accommodations and incentives and the associated provisions in the results of operations is a "critical accounting estimate" because: (1) it requires the Company to make assumptions regarding the customer incentives to be taken and (2) the impact of actual incentives taken versus these estimates could have a material impact on the Company's financial statements.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

Critical Accounting Policies and Estimates--Continued

Legal Reserves.   We are a party to legal proceedings with respect to a variety of matters in the ordinary course of business. Except as described in Note 10 to the consolidated financial statements included herein, the Company does not believe that any legal proceedings to which it is a party would have a material adverse impact on its business or prospects.

In accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, the Company accrues legal costs that are expected to be incurred to defend against certain litigation. Estimates of legal reserves are determined in consultation with outside counsel. The Company believes that the accounting estimate related to legal reserves is a "critical accounting estimate" because: (1) it requires management to make estimates of the ultimate legal liability to defend a case, and (2) changes in the estimated amount or timing of legal costs can significantly impact results of operations. Outside of foreseeable legal costs, if it is not currently possible to estimate the impact, if any, that the ultimate resolution of legal proceedings will have on our financial statements, no accrual is made, consistent with Statement 5.

Employee Benefit Plan Assumptions.  Retirement benefits are a significant cost of doing business for the Company and represent obligations that will be settled far in the future. Retirement benefit accounting is intended to reflect the recognition of the future benefit costs over the employee's approximate service period based on the terms of the plans and the investment and funding decisions made by the Company. The accounting requires that management make assumptions regarding such variables as the return on assets, the discount rate and future health care costs. Changes in these key assumptions can have a significant impact on the projected benefit obligation and periodic benefit cost incurred by the Company.

The Company believes that the accounting estimate related to retirement benefit accounting is a "critical accounting estimate" because: (1) it requires Company management to make assumptions about discount rates, future health care costs, and future return on assets funding the obligation; and (2) the impact of changes in actual performance versus these estimates would have on the projected benefit obligation reported on our balance sheet and the benefit cost could be material. The method of determining pension obligations requires assumptions concerning market performance. Market performance has fluctuated in the recent past and could have continued volatility in the future. In selecting these assumptions, the Company uses historical experience as well as objective indices as benchmarks, and tests the benchmarks against historical industry data on these assumptions provided by an independent actuary.

An increase in the discount rate and in the expected return on assets would reduce the reported benefit obligations and benefit costs. In contrast, if the discount rate in 2003 were 25 basis points lower, it would generate a $12.3 million increase in the projected benefit obligations and a $1.9 million increase in the benefit costs. Similarly, if the expected return on assets assumption were 25 basis points lower, it would generate a $0.6 million increase in the benefit costs. Reasonable changes in the estimate of health care cost assumptions would not materially affect the benefit obligations or related benefit costs for a single year.

Effects of Inflation

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability.

Liquidity and Capital Resources

So long as the Company remains under the protection of chapter 11 of the Bankruptcy Code, its principal sources of liquidity are expected to be cash generated from its operations and funds available under the DIP Credit Agreement. The maximum commitment under the DIP Credit Agreement is $300 million. At January 31, 2004, borrowing availability under the DIP Credit Agreement was $138.3 million and consisted of a calculated borrowing base of $277.2 million less outstanding loans of $87.0 million, outstanding letters of credit of $46.9 million and other reserves of $5.0 million. For additional information about the DIP Credit Agreement, see "- DIP Credit Agreement" above.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

Liquidity and Capital Resources--Continued

During the pendency of its chapter 11 case, the Company's principal uses of cash will be administrative expenses of the chapter 11 case, operating expenses, capital expenditures and debt service (including both interest payments under the DIP Credit Agreement and whatever payments may be made in respect of pre-petition debt in accordance with orders of the Bankruptcy Court).

There can be no assurance, however, that the Company will be able to comply with the debt covenants or that, if it fails to do so, it will be able to obtain amendments to or waivers of such covenants. Failure of the Company to comply with covenants contained in its DIP Credit Agreement, if not waived, or to adequately service debt obligations, could result in a default under the DIP Credit Agreement. Any default under the Company's DIP Credit Agreement, particularly any default that results in acceleration of indebtedness or foreclosure on collateral, could have a material adverse effect on the Company. At December 31, 2003, the Company was in compliance with its covenants under the DIP Credit Agreement.

At December 31, 2003, the Company's major contractual obligations were as follows (in millions of dollars):
							Later
	Total	2004	2005	2006	2007	2008	Periods

Senior Notes (1)	$1,000.0	$ -	$ 525.0	$ -	$ -	$ 475.0	$ -
Senior Credit Facility	490.7	490.7	-	-	-	-	-
Second-Lien Facility	165.0	-	165.0	-	-	-	-
DIP Credit Agreement	89.0	89.0	-	-	-	-	-
Operating Leases	46.0	13.9	12.7	6.8	5.2	3.3	4.1
Inventory Contracts	55.7	55.7	-	-	-	-	-
Pension Contributions	24.9	24.9	-	-	-	-	-

	$1,871.3	$ 674.2	$ 702.7	$ 6.8	$ 5.2	$ 478.3	$ 4.1

(1) Classified as Liabilities Subject to Compromise.

Capital expenditures in 2004 are expected to total $35 million.

Purchase orders or contracts for the purchase of certain inventory and other goods and services are not included in the table above. The Company is not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Purchase orders are based on the Company's current needs and are fulfilled by vendors within short time horizons. The Company does not have significant agreements for the purchase of inventory or other goods specifying minimum quantities or set prices that exceed expected requirements other than included in the above table.

Adequacy of Capital Resources

As a result of the uncertainty surrounding the Company's current circumstances, it is difficult to predict the Company's actual liquidity needs and sources at this time. However, based on current and anticipated levels of operations and efforts to effectively manage working capital, the Company anticipates that its cash flows from operations, together with cash on hand, cash generated from asset sales, and amounts available under the DIP Credit Agreement, will be adequate to meet its anticipated cash requirements during the pendency of the chapter 11 case.

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

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

Adequacy of Capital Resources--Continued

As a result of the chapter 11 case, the Company's access to additional financing is, and for the foreseeable future will likely continue to be, very limited. The Company's long-term liquidity requirements and the adequacy of the Company's capital resources are difficult to predict at this time, and ultimately cannot be determined until a plan of reorganization has been developed and confirmed by the Bankruptcy Court in connection with the chapter 11 case.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (the "FASB") released Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity. FIN 46 is effective immediately for VIEs created after January 31, 2003, and to VIEs to which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and defer to the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. The Company has not identified any interests in special purpose entities and will apply the provisions of FIN 46R with our first quarter 2004 financial statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

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

At December 31, 2003, and 2002, the Company, in its normal course of business, had entered into various commodity futures contracts and forward purchase commodity contracts. Based on year-end forward cotton prices, the Company's futures contracts and forward purchase contracts at December 31, 2003, (which covered a portion of its 2004 needs) had a net deferred gain of approximately $1.2 million. At December 31, 2002, the net deferred gain was approximately $4.0 million. During the first and second quarters of 2001, the fair value of certain cotton options then outstanding which did not qualify for hedge accounting in the amount of $2.3 million was classified as Other expense-net.

Based on a sensitivity analysis for commodities that assumes a decrease of 10% in such commodity prices, the hypothetical net deferred loss for the combined commodity positions at December 31, 2003, is estimated to be approximately $4.4 million ($3.7 million at December 31, 2002). Actual commodity price volatility is dependent on many varied factors impacting supply and demand that are impossible to forecast. Therefore, actual changes in fair value over time could differ substantially from the hypothetical change disclosed above.

Interest Rate Risk. At December 31, 2003, and 2002, the Company's floating interest rate debt outstanding was $744.7 million (of which $165.0 million was the Second-Lien Facility) and $612.8 million (of which $165.0 million was the Second-Lien Facility), respectively. A 100 basis point increase in market rates would increase interest expense and decrease income before income taxes by approximately $5.8 million and $4.5 million for the years ended December 31, 2003, and 2002, respectively. The amount was determined by calculating the effect of the hypothetical interest rate change on the Company's floating interest rate debt excluding the Second-Lien Facility. Based on market rates at December 31, 2003, and 2002, a 100 basis point increase in market rates would not increase the minimum interest rate under the Second-Lien Facility.

Item 8.   Financial Statements and Supplementary Data
Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001
Report of Ernst & Young LLP, Independent Auditors	32
Consolidated Balance Sheets	33 - 34
Consolidated Statements of Operations	35
Consolidated Statements of Stockholders' Equity (Deficit)	36
Consolidated Statements of Cash Flows	37
Notes to Consolidated Financial Statements	38 - 67

Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Stockholders

WestPoint Stevens Inc.

We have audited the accompanying consolidated balance sheets of WestPoint Stevens Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of WestPoint Stevens Inc. and subsidiaries at December 31, 20031 and 20020, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 20031, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that WestPoint Stevens Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, on June 1, 2003, the Company filed a voluntary petition for relief under chapter 11 of the United States Bankruptcy Code ("chapter 11"). The Company is currently operating its business under the jurisdiction of chapter 11 and the United States Bankruptcy Court in the Southern District of New York (the "Bankruptcy Court"), and continuation of the Company is contingent upon, among other things, the ability to formulate a plan of reorganization which will be approved by the requisite parties under the United States Bankruptcy Code and be confirmed by the Bankruptcy Court, the ability to comply with its debtor in possession financing facility, obtain adequate financing sources, and the Company's ability to generate sufficient cash flows from operations to meet its future obligations. In addition, the Company has experienced recurring net losses and has maintained a net capital deficiency in 2003, 2002, and 2001. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result from the outcome of this uncertainty.

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
/s/Ernst & Young LLP

Atlanta, Georgia
February 9, 2004

WESTPOINT STEVENS INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
	December 31,

	2003	2002

Assets
Current Assets
Cash and cash equivalents	$3,660	$1,096
Accounts receivable (less allowances of $17,624
and $40,847, respectively)	243,507	107,751
Inventories	368,620	368,743
Prepaid expenses and other current assets	32,996	33,111

Total current assets	648,783	510,701

Property, Plant and Equipment
Land	6,746	6,754
Buildings and improvements	343,441	359,395
Machinery and equipment	1,009,367	1,032,299
Leasehold improvements	11,581	12,777

	1,371,135	1,411,225
Less accumulated depreciation and amortization	(754,713)	(700,036)

Net property, plant and equipment	616,422	711,189

Other Assets
Deferred financing fees (less accumulated amortization
of $25,522 and $24,237, respectively)	12,837	25,883
Other assets	1,737	3,134
Goodwill (less accumulated amortization of
$4,488 in 2002)	-	46,298

Total other assets	14,574	75,315

	$1,279,779	$1,297,205

See accompanying notes.

WESTPOINT STEVENS INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,

	2003	2002

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Senior Credit Facility	$490,689	$447,795
DIP Credit Agreement	89,017	-
Long-term debt classified as current	165,000	1,165,000
Accrued interest payable	295	3,949
Accounts payable	56,198	57,357
Accrued employee compensation	20,719	22,623
Pension liabilities	24,912	-
Accrued customer incentives	33,047	31,774
Other accrued liabilities	33,053	55,676

Total current liabilities	912,930	1,784,174

Noncurrent Liabilities
Deferred income taxes	87,179	158,244
Pension liabilities	96,879	101,432
Other liabilities	45,057	59,002

Total noncurrent liabilities	229,115	318,678

Liabilities Subject to Comprise	1,086,869	-

Stockholders' Equity (Deficit)
Common Stock and capital in excess of par value:
Common Stock, $.01 par value; 200,000,000 shares authorized;
71,099,649 shares issued	404,399	408,991
Accumulated deficit	(827,042)	(693,652)
Treasury stock; 21,202,240 and 21,448,992 shares at cost, respectively	(416,133)	(417,964)
Accumulated other comprehensive income (loss)	(110,359)	(99,581)
Unearned compensation.	-	(3,441)

Total stockholders' equity (deficit)	(949,135)	(805,647)

	$1,279,779	$1,297,205

See accompanying notes.

WESTPOINT STEVENS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,

	2003	2002	2001

Net sales	$1,646,202	$1,811,357	$1,765,146
Cost of goods sold	1,362,325	1,417,784	1,386,804

Gross earnings	283,877	393,573	378,342

Selling, general and administrative expenses	231,536	264,650	258,007
Restructuring and impairment charge	49,613	6,634	5,008
Goodwill impairment charge	46,298	-	-

Operating earnings (loss)	(43,570)	122,289	115,327

Interest expense (contractual interest of $148,270 for
the year ended December 31, 2003)	101,972	135,476	141,606
Other expense-net	17,606	6,592	16,294
Chapter 11 expense	31,481	-	-

Loss from operations before income tax benefit	(194,629)	(19,779)	(42,573)

Income tax benefit	(61,345)	(7,120)	(15,225)

Net loss	$(133,284)	$(12,659)	$(27,348)

Basic and diluted net loss per common share	$(2.67)	$(.25)	$(.55)

Basic and diluted average common shares outstanding	49,886	49,667	49,606

See accompanying notes

WESTPOINT STEVENS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands)
		Common
		Stock and				Accumulated
		Capital in				Other
	Common	Excess of	Treasury Stock		Accumulated	Comprehensive	Unearned

	Shares	Par Value	Shares	Amount	Deficit	Income (loss)	Compensation	Total

Balance, January 1, 2001	71,100	$367,515	(21,686)	$(420,421)	$(650,943)	$(1,774)	$(7,198)	$(712,821)

Comprehensive income (loss)
Net loss	-	-	-	-	(27,348)	-	-	(27,348)
Minimum pension liability adjustment,
net of tax of $37,494	-	-	-	-	-	(66,655)	-	(66,655)
Foreign currency translation adjustment	-	-	-	-	-	(60)	-	(60)
Cash flow hedges:
Cumulative effect of change in
accounting, net of tax of $544		-	-	-	-	(968)	-	(968)
Net derivative gains, net of tax of $38		-	-	-	-	71	-	71
Comprehensive income (loss)								(94,960)
Issuance of stock pursuant to Stock Bonus
Plan including tax expense	-	1,589	146	1,565	-	-	-	3,154
Issuance of Restricted Stock	-	(19)	11	75	-	-	(76)	(20)
Amortization of compensation	-	-	-	-	-	-	1,960	1,960
Net operating loss benefit	-	26,818	-	-	-	-	-	26,818
Cash dividends	-	-	-	-	(2,015)	-	-	(2,015)
Stock dividends pursuant to Stock Bonus Plan	-	-	-	-	(483)	-	-	(483)

Balance, December 31, 2001	71,100	395,903	(21,529)	(418,781)	(680,789)	(69,386)	(5,314)	(778,367)

Comprehensive income (loss)
Net loss	-	-	-	-	(12,659)	-	-	(12,659)
Minimum pension liability adjustment,
net of tax of $16,773	-	-	-	-	-	(29,820)	-	(29,820)
Foreign currency translation adjustment	-	-	-	-	-	(2,765)	-	(2,765)
Cash flow hedges:
Net derivative gains, net of tax of $1,346	-	-	-	-	-	2,390	-	2,390
Comprehensive income (loss)								(42,854)
Issuance of stock pursuant to Stock Bonus
Plan including tax expense	-	822	72	765	-	-	-	1,587
Issuance of Restricted Stock	-	(34)	8	52	-	-	(18)	-
Amortization of compensation	-	-	-	-	-	-	1,891	1,891
Net operating loss benefit.	-	12,300	-	-	-	-	-	12,300
Stock dividends pursuant to Stock Bonus Plan	-	-	-	-	(204)	-	-	(204)

Balance, December 31, 2002	71,100	408,991	(21,449)	(417,964)	(693,652)	(99,581)	(3,441)	(805,647)

Comprehensive income (loss):
Net loss	-	-	-	-	(133,284)	-	-	(133,284)
Minimum pension liability adjustment
net of tax of $3,063	-	-	-	-	-	(5,446)	-	(5,446)
Foreign currency translation adjustment	-	-	-	-	-	(1,591)	-	(1,591)
Cash flow hedges:
Net derivative losses, net of tax of $2,104	-	-	-	-	-	(3,741)	-	(3,741)
Comprehensive income (loss)								(144,062)
Issuance of stock pursuant to Stock Bonus
Plan including tax expense	-	446	39	413	-	-	-	859
Issuance of stock pursuant to pension plan	-	(1,254)	202	1,381	-	-	-	127
Issuance of Restricted Stock, net	-	(3,784)	6	37	-	-	2,185	(1,562)
Amortization of compensation	-	-	-	-	-	-	1,256	1,256
Stock dividends pursuant to Stock Bonus Plan	-	-	-	-	(106)	-	-	(106)

Balance, December 31, 2003	71,100	$404,399	(21,202)	$(416,133)	$(827,042)	$(110,359)	$ -	$(949,135)

See accompanying notes.

WESTPOINT STEVENS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net loss	$(133,284)	$(12,659)	(27,348)
Adjustments to reconcile net loss to net
cash provided by (used for) operating activities:
Depreciation and other amortization	69,411	79,225	83,920
Deferred income taxes	(61,459)	(979)	(10,441)
Non-cash component of restructuring and impairment charge	43,957	4,445	-
Goodwill impairment charge	46,298	-	-
Changes in assets and liabilities excluding the effect of
acquisitions, dispositions and the Trade Receivables Program:
Accounts receivable	19,044	(4,815)	(14,453)
Inventories	123	28,449	14,640
Prepaid expenses and other current assets	(11,578)	2,886	3,606
Accrued interest payable	32,476	93	(878)
Accounts payable and other accrued liabilities	40,658	(7,946)	(29,754)
Other-net	3,005	10,940	12,377

Total adjustments	181,935	112,298	59,017

Net cash provided by operating activities	48,651	99,639	31,669

Cash flows from investing activities:
Capital expenditures	(18,679)	(46,231)	(60,524)
Net proceeds from sale of assets	631	2,024	1,253
Purchase of business	-	-	(8,363)

Net cash used for investing activities	(18,048)	(44,207)	(67,634)

Cash flows from financing activities:
Senior Credit Facility:
Borrowings	720,333	794,581	1,231,132
Repayments	(677,439)	(854,287)	(1,351,480)
DIP Credit Agreement:
Borrowings	513,460	-	-
Repayments	(424,443)	-	-
Fees associated with DIP Agreement	(5,150)	-	-
Trade Receivables Program	(154,800)	2,200	12,600
Cash dividends paid	-	-	(2,015)
Proceeds from Second-Lien Facility	-	-	165,000
Fees associated with refinancing	-	-	(16,269)

Net cash (used for) provided by financing activities	(28,039)	(57,506)	38,968

Net increase (decrease) in cash and cash equivalents	2,564	(2,074)	3,003
Cash and cash equivalents at beginning of period	1,096	3,170	167

Cash and cash equivalents at end of period	$3,660	$1,096	$3,170

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

Basis of Presentation.  The Company's consolidated financial statements are prepared on a "going concern" basis. See Note 2. Chapter 11 Case for a further discussion.

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

Reclassifications.  Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Concentrations of Credit Risk   Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable.

The Company maintains cash and cash equivalents and certain other financial instruments with various financial institutions. The Company performs periodic evaluations of the relative credit standing of those financial institutions that are considered in the Company's investment strategy.

Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base, however, as of December 31, 2003, substantially all of the Company's receivables were from companies in the retail industry. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral.

Cash and Cash Equivalents.  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments (consisting primarily of commercial paper and certificates of deposit) totaling approximately $1.1 million are included in cash and cash equivalents at December 31, 2002. These investments are carried at cost, which approximates market value.

Inventories.  Inventory costs include material, labor and factory overhead. Inventories are stated at the lower of cost or market (net realizable value). At December 31, 2003, and 2002, approximately 92.8% and 87.4%, respectively, of the Company's inventories are valued at the lower of cost or market using the "dollar value" last-in, first-out ("LIFO") method. The remaining inventories (approximately $26.6 million and $46.3 million at December 31, 2003, and 2002, respectively) are valued at the lower of cost or market using the first-in, first-out method.

Inventories consisted of the following (in thousands of dollars):
	December 31,

	2003	2002

Finished goods	$144,613	$142,484
Work in process	176,062	174,460
Raw materials and supplies	47,945	51,799
LIFO reserve	-	-

	$368,620	$368,743

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

1.  Summary of Significant Accounting Policies--Continued

Property, Plant and Equipment.  As a result of the adoption of Fresh Start reporting, as of September 30, 1992, property, plant and equipment were adjusted to their estimated fair values and historical accumulated depreciation was eliminated. Additions since September 30, 1992, are stated at cost.

Depreciation is computed over estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting. Depreciation expense was approximately $69.4 million, $79.2 million and $82.6 million in the years ended December 31, 2003, 2002 and 2001, respectively.

Estimated useful lives for property, plant and equipment are as follows:

Buildings and improvements	10 to 40 Years
Machinery and equipment	3 to 18 Years
Leasehold improvements	Lease Terms

Derivatives.   Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statement 137 and Statement 138 requires the Company to recognize all derivative instruments on the balance sheets at fair value. These statements also establish accounting rules for hedging instruments, which depend on the nature of the hedge relationship. A fair value hedge requires that the effective portion of the change in the fair value of a derivative instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged through earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in Other Comprehensive Income (OCI), a component of Stockholders' Equity (Deficit), and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of a derivative instrument's change in fair value is immediately recognized in earnings. See Note 8 Derivatives.

Income Taxes.  The Company accounts for income taxes under Statement No. 109, Accounting for Income Taxes. Under Statement 109, deferred income taxes are provided at the enacted marginal rates on the differences between the financial statement and income tax bases of assets and liabilities. See Note 6. Income Taxes.

Pension Plans.  The Company has defined benefit pension plans covering essentially all employees. The benefits are based on years of service and compensation. The Company's practice is to fund amounts that are required by the Employee Retirement Income Security Act of 1974. See Note 4. Employee Benefit Plans.

The Company also sponsors an employee savings plan covering eligible employees who elect to participate. Participants in this plan make contributions as a percent of earnings. The Company matches certain amounts of employee contributions. See Note 4 . Employee Benefit Plans -- Retirement Savings Plan.

Other Employee Benefits.  The Company accounts for post-retirement and post-employment benefits in accordance with Statement No. 106, Employer's Accounting for Post Retirement Benefits Other Than Pensions and Statement No. 112, Employer's Accounting for Postemployment Benefits. See Note 4. Employee Benefit Plans -- Other Post-Retirement Benefit Plans.

Stock-Based Compensation.  The Company grants stock options for a fixed number of shares in accordance with certain of its benefit plans. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants if the exercise price is equal to or more than the fair value of the shares at the date of grant. Pro forma information regarding net income and earnings per share, as calculated under the provisions of Statement No. 123, Accounting for Stock-Based Compensation, as amended by Statement 148, are disclosed in Note 7. Stockholders' Equity (Deficit).

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

1.  Summary of Significant Accounting Policies--Continued

Fair Value Disclosures.  Cash and cash equivalents: The carrying amounts reported in the balance sheets for cash and cash equivalents approximate its fair value.

Accounts receivable and accounts payable:  The carrying amounts reported in the balance sheets for accounts receivable and accounts payable approximate their fair value.

Long-term and short-term debt:  The fair value of the Company's outstanding debt is estimated based on the quoted market prices for the same issues where available or based on estimates. The fair value of the $1,744.7 million and $1,612.8 million of outstanding debt at December 31, 2003, and 2002 was approximately $813.1 million and $848.0 million, respectively.

Goodwill and Other Intangible Assets.  Effective January 1, 2002, the Company adopted the requirements of Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Statement 141 includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Goodwill (and intangible assets deemed to have indefinite lives) are no longer amortized but are subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their remaining useful lives.

The Company applied Statement 142 beginning in the first quarter of 2002. The Company is required to test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. In accordance with Statement 142, the Company was required to perform the first step of the required January 1, 2002, impairment test of goodwill by June 30, 2002. The Company completed the transitional goodwill impairment test required and determined that there was no impairment of its recorded goodwill balances at that time. The Company performed the first required annual goodwill impairment test during the fourth quarter of 2002 and further determined that there was no impairment to its recorded goodwill balances at that time.

As a result of certain triggering events that occurred during the second quarter of 2003, including the Company filing a petition for reorganization under chapter 11 of the Bankruptcy Code (see Note 2 where the chronology of the circumstances that led to such filing is discussed), the Company performed an interim test of the carrying amount of its goodwill in accordance with Statement No. 142. Based on a valuation of the Company's enterprise value using quoted market prices of the Company's debt and equity securities and the identification of qualifying intangibles, the Company's goodwill was deemed to be impaired and was subsequently written off. The unamortized balance of the goodwill that was written off during the quarter ended June 30, 2003, amounted to $46.3 million and is classified separately in the accompanying consolidated statement of operations.

The changes in the carrying amount of goodwill for the years ended 2003, 2002 and 2001 are summarized as follows (in thousands):
Balance at January 1, 2001	$46,166
Business acquired	2,417
Amortization expense	(1,295)

Balance at December 31, 2001	47,288
Contingent consideration received for business acquired	(990)

Balance at December 31, 2002	46,298
Goodwill impairment charge	(46,298)

Balance at December 31, 2003	$-

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

1.  Summary of Significant Accounting Policies--Continued

A reconciliation of net loss and loss per common share, adjusted to exclude goodwill amortization expense, net of tax, is as follows (in thousands, except per share data):
	Year Ended December 31,

	2003	2002	2001

Net loss	$(133,284)	$(12,659)	$(27,348)
Amortization of goodwill, net of tax	-	-	932

Adjusted net loss	$(133,284)	$(12,659)	$(26,416)

Basic and diluted loss per common share:
Net loss	$(2.67)	$(.25)	$(.55)
Amortization of goodwill, net of tax	-	-	.02

Adjusted loss per common share	$(2.67)	$(.25)	$(.53)

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

Revenue Recognition.  The Company recognizes revenue when title to the goods sold passes to the buyer, which is based on contractual terms.

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

Advertising Costs.  Advertising costs are expensed as incurred and were $11.1 million, $15.0 million and $17.0 million in 2003, 2002 and 2001, respectively.

Environmental and Legal Matters.   Liabilities for environmental remediation and legal indemnification and defense costs are recognized when it is probable a liability has been incurred and the amount can be reasonably estimated. The liabilities are developed based on currently available information and reflect the participation of other potentially responsible parties, depending on the parties' financial condition and probable contribution. The accruals are recorded at undiscounted amounts and are reflected as liabilities on the accompanying consolidated balance sheets.

New Accounting Pronouncements.  In January 2003, the Financial Accounting Standards Board (the "FASB") released Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires that all primary beneficiaries of Variable Interest Entities ("VIE") consolidate that entity. FIN 46 is effective immediately for VIEs created after January 31, 2003, and to VIEs to which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and defer to the effective date of implementation for certain entities. Under the guidance of FIN 46R, entities

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

1.  Summary of Significant Accounting Policies--Continued

New Accounting Pronouncements--Continued

that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004. The Company has not identified any interests in special purpose entities applicable to the provisions of this statement and will apply the provisions of FIN 46R in the first quarter 2004 financial statements.

2.  Chapter 11 Filing

On June 1, 2003 (the "Petition Date"), the Company and several of its subsidiaries (together with the Company, the "Debtors") each commenced a voluntary case under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors are authorized to operate their businesses and manage their properties as debtors in possession pursuant to section 1107(a) and 1108 of the Bankruptcy Code. A brief chronology of the circumstances that led to such filing is set forth below.

Despite the restructuring initiatives which the Company undertook in 2000 through 2002, during 2003 the Company continued to experience financial difficulty related primarily to restrictive covenants under its Senior Credit Facility and its debt structure. The Company therefore entered into negotiations with its Senior Credit Facility lenders to amend the Senior Credit Facility to permit certain restructuring, impairment and other charges and to revise certain financial ratios and minimum EBITDA covenants in its Senior Credit Facility. The Company and such lenders were unable to agree to amend the Senior Credit Facility and the Company continued to experience financial difficulties which led to a default under its Senior Credit Facility and Second-Lien Facility. Effective March 31, 2003, the Senior Credit Facility lenders and Second-Lien Facility lenders agreed to refrain from exercising any rights or remedies with respect to the Company's failure to comply with financial and other covenants until June 10, 2003. As the June 10 deadline approached, the Company's Board of Directors determined that, in order to be able to operate successfully in today's market environment and compete with increasing foreign competition, it would be necessary for the Company to reduce its debt burden and de-lever its balance sheet. Thus, on May 16, 2003, the Board of Directors approved the retention of an independent financial advisor to evaluate alternatives aimed at reducing the existing debt structure and strengthening the balance sheet. After negotiations with its Senior Lenders regarding various alternatives, the Company concluded it would be in the best interests of its creditors to effect a consensual restructuring under chapter 11 of the Bankruptcy Code and filed its chapter 11 petition on June 1, 2003.

On or about the Petition Date, the Company announced that it had reached an agreement in principle with the holders of approximately 52% of the aggregate principal amount of its Senior Notes on the terms of a financial restructuring to be implemented through the chapter 11 process. The agreement in principle was subject to numerous conditions and further agreements, including the entry of an order confirming the plan of reorganization contemplated by the proposal as required by the Bankruptcy Code. On October 17, 2003, the Company announced that it had determined not to implement the previously announced agreement in principle. Instead, the Company intends to negotiate new terms for a chapter 11 plan of reorganization with all of its major creditor constituencies.

On June 2, 2003, the Bankruptcy Court entered a number of orders enabling the Company to continue regular operations throughout the reorganization proceeding. These orders authorized, among other things, normal payment of employee salaries, wages and benefits; continued participation in workers' compensation insurance programs; payment to vendors for post-petition delivery of goods and services; payment of certain pre-petition obligations to customers; and continued payment of utilities. The Bankruptcy Court also approved, under interim order, access to $175 million in debtor in possession financing and subsequently approved, under final order, access to $300 million of debtor in possession financing for use by the Company, pursuant to a Post-Petition Credit Agreement, dated as of June 2, 2003, among WestPoint Stevens Inc. and certain of its subsidiaries, the financial institutions named therein and Bank of America, N.A. and Wachovia Bank, National Association (the "DIP Credit Agreement").

The DIP Credit Agreement consists of revolving credit loans of up to $300 million (with a sublimit of $75 million for letters of credit) with a term of one year and a maturity date of June 2, 2004. At its option, the Company may extend the term for up to two successive periods of six months each.

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

2.  Chapter 11 Filing--Continued

Initial advances under the DIP Credit Agreement bore interest at a fluctuating rate per annum equal to LIBOR plus a margin of 2.75% or, at the Company's option, prime plus a margin of 0.75%. Each margin is subject to quarterly adjustments, commencing November 1, 2003, pursuant to a pricing matrix, based on average availability, having a range of 2.25% to 3.00% for LIBOR based loans and 0.25% to 1.00% for prime-based loans. The DIP Credit Agreement also has an unused line fee of 0.625% per annum, subject to quarterly adjustments as above having a range of 0.375% to 0.75%. Effective November 1, 2003, as a result of average availability, interest rates under the DIP Credit Agreement decreased to LIBOR plus 2.50% or, at the Company's option, prime plus 0.50% and the unused line fee decreased to 0.50%. Effective February 1, 2004, as a result of average availability, interest rates under the DIP Credit Agreement increased to LIBOR plus 2.75% or, at the Company's option, prime plus 0.75% and the unused line fee increased to 0.625%.

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

During the third quarter of 2003, the Company's DIP Credit Agreement was amended primarily to modify the minimum EBITDA covenant, add a minimum availability covenant, permit certain restructuring, impairment and other charges and modify other miscellaneous provisions. At December 31, 2003, the Company was in compliance with its covenants under the DIP Agreement.

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

The Debtors are currently operating their businesses as debtors in possession pursuant to the Bankruptcy Code. Pre-bankruptcy obligations of the Debtors, including obligations under debt instruments, generally may not be enforced against the Debtors, and any actions to collect such indebtedness are automatically stayed, unless relief from the automatic stay is granted by the Bankruptcy Court. The rights of and ultimate payments by the Company under pre-bankruptcy obligations may be substantially altered. This could result in claims being liquidated in the chapter 11 case at less (and possibly substantially less) than 100% of their face value. The Debtors cannot presently determine or reasonably estimate the ultimate liability that may result from rejecting contracts or leases or from the filing of claims for any rejected contracts or leases, and no provisions have yet been made for these items. The amount of the claims to be filed by the creditors could be significantly different than the amount of the liabilities recorded by the Company.

Since the Petition Date, the Debtors have conducted business in the ordinary course. Management is in the process of stabilizing the business of the Debtors and evaluating their operations as part of the development of a chapter 11 plan of reorganization. The Debtors intend to seek the requisite acceptance of a plan of reorganization by security holders and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code. During the pendency of the chapter 11 case, the Debtors may, with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements. The administrative and reorganization expenses resulting from the chapter 11 case will unfavorably affect the Debtors' results of operations. Future results of operations may also be adversely affected by other factors related to the chapter 11 case.

On August 28, 2003, one of the Company's foreign subsidiaries, WestPoint Stevens (Europe) Ltd., commenced an insolvency proceeding in the United Kingdom and is in the process of being closed and liquidated. The losses associated with the closure of the foreign subsidiary are estimated to total approximately $5.3 million consisting of inventory writedowns of $3.9 million and accounts receivable writedowns for claims of $1.4 million. These charges are reflected in restructuring, impairment and other charges as discussed in Note 12.

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

2.  Chapter 11 Filing--Continued

Basis of Presentation

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable on a going concern basis. Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business. The Company is currently operating as a debtor in possession under chapter 11 of the Bankruptcy Code, and its continuation as a going concern is contingent upon, among other things, confirmation by the Bankruptcy Court of a chapter 11 plan of reorganization and its ability to comply with the DIP Credit Agreement, return to profitability, generate sufficient cash flows from operations and obtain financing sources to meet future obligations. There is no assurance that the Company will be able to achieve any of these results. The Company's consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

The Company's consolidated financial statements included elsewhere in this Annual Report are presented in accordance with AICPA Statement of Position 90-7 ("Financial Reporting by Entities in Reorganization Under the Bankruptcy Code") ("SOP 90-7"). In the chapter 11 case, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, the categories of liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the chapter 11 case and classified as Liabilities Subject to Compromise in the consolidated balance sheet under SOP 90-7 are identified below (in thousands):
December 31, 2003

Senior Notes due 2005 and 2008:
Senior Notes outstanding	$1,000,000
Related accrued interest	36,130
Related deferred financing fees
(less accumulated amortization of $14,052)	(7,164)

Total	1,028,966
Accounts payable	30,700
Pension liabilities	8,394
Other accrued liabilities	18,809

Total	$1,086,869

The ultimate amount of and settlement terms for the Company's pre-bankruptcy liabilities are subject to the ultimate outcome of its chapter 11 case and, accordingly, are not presently determinable. Pursuant to SOP 90-7, professional fees associated with the chapter 11 case are expensed as incurred and reported as reorganization costs (chapter 11 expenses). Also, interest expense will be reported only to the extent that it will be paid during the pendency of the chapter 11 case or that it is probable that it will be an allowed claim. During 2003, the Company recognized charges of $31.5 million for chapter 11 expenses, consisting of $4.9 million related to the early termination of the Company's Trade Receivables Program, $1.3 million in severance associated with the resignation of the Company's former Chairman and Chief Executive Officer, $7.6 million for performance bonuses under a court approved Key Employee Retention Program, $3.6 million related to the amortization of fees associated with the DIP Credit Agreement and $14.1 million related to fees payable to professionals retained to assist with the chapter 11 case.

Assets of the Company's subsidiaries currently excluded from the bankruptcy case total $9.8 million as of December 31, 2003, or 0.8% of the Company's consolidated assets. Revenues of the subsidiaries totaled $34.6 million for the year ended December 31, 2003, or 2.1% of the Company's consolidated revenues.

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

3.  Indebtedness and Financial Arrangements

Indebtedness is as follows (in thousands of dollars):
	December 31,

	2003	2002

Short-term indebtedness
Senior Credit Facility	$490,689	$447,795
DIP Credit Agreement	89,017	-
Second-Lien Facility	165,000	165,000
7-7/8% Senior Notes due 2005	-	525,000
7-7/8% Senior Notes due 2008	-	475,000

	$744,706	$1,612,795

Short-term indebtedness classified as Liabilities Subject to Compromise
7-7/8% Senior Notes due 2005	$525,000	$-
7-7/8% Senior Notes due 2008	475,000	-

	$1,000,000	$-

The DIP Credit Agreement consists of revolving credit loans of up to $300 million (with a sublimit of $75 million for letters of credit) with a term of one year and a maturity date of June 2, 2004. At its option, the Company may extend the term for up to two successive periods of six months each. At December 31, 2003, borrowing availability under the DIP Credit Agreement was $154.5 million and consisted of a calculated borrowing base of $289.8 million less outstanding loans of $89.0 million, outstanding letters of credit of $41.3 million and other reserves of $5.0 million. (See Note 2 where the DIP Credit Agreement is discussed further.)

During the third quarter of 2003, the Company's DIP Credit Agreement was amended primarily to modify the minimum EBITDA covenant, add a minimum availability covenant, permit certain restructuring, impairment and other charges and modify other miscellaneous provisions. At December 31, 2003, the Company was in compliance with its covenants under the DIP Agreement.

At December 31, 2003, the Company's Senior Credit Facility with certain lenders (collectively, the "Banks") consisted of a $617.1 million revolving credit facility ("Revolver") subject to future scheduled commitment reductions and interim facility limitations, with a Revolver maturity date of November 30, 2004. Effective with the chapter 11 filing, additional borrowings under the Senior Credit Facility are no longer available to the Company. During 2003 the revolver commitment decreased $75.0 million as a result of scheduled commitment reductions. The Senior Credit Facility provides for a $17.5 million reduction in the revolver commitment on February 1, 2004, at which time the revolver commitment will be $599.6 million, subject to adjustments related to the Trade Receivables Program and asset dispositions. Under the Senior Credit Facility, there was approximately $4.8 million of outstanding letters of credit at December 31, 2003.

In the third quarter of 2002, the Company's Senior Credit Facility and Second-Lien Facility were amended primarily to permit certain restructuring, impairment and other charges, and to modify certain financial ratios and the minimum EBITDA covenant.

Effective March 31, 2003, the Senior Credit Facility was amended primarily to provide for an interim facility limitation and to add an unused commitment fee. Under the interim facility limitation, the Company's outstanding borrowings and letters of credit under the Senior Credit Facility were limited to the following amounts for the periods indicated: $546.0 million for the

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

3.  Indebtedness and Financial Arrangements--Continued

period April 1, 2003, through April 26, 2003; $530.0 million for the period April 27, 2003, through May 17, 2003; and $525.0 million for the period May 18, 2003, through June 10, 2003.

At the option of the Company and effective with the last amendment to the Senior Credit Facility, interest under the Senior Credit Facility was payable monthly, either at the prime rate plus 5.25% or LIBOR plus 7.00%, compared to prime rate plus 2.75%, or LIBOR plus 4.50% in effect at December 31, 2002. Effective with the chapter 11 filing, loans under the Senior Credit Facility are no longer available to the Company. Prior to the chapter 11 filing, the Company was obligated to pay a facility fee in an amount equal to 0.50% of each Bank's commitment under the Revolver, and an unused commitment fee in an amount equal to 1.00% of the difference between the revolver commitment and the daily outstanding loans and letters of credit. Effective with the chapter 11 filing, the Company is no longer obligated to pay a facility fee or an unused commitment fee for the Senior Credit Facility. The loans under the Senior Credit Facility are secured by the pledge of all the stock of the Company's material subsidiaries and a first priority lien on substantially all of the assets of the Company.

During 2001, the Company entered into a $165.0 million Second-Lien Senior Credit Facility ("Second-Lien Facility") with a maturity date of February 28, 2005. Net proceeds from the transaction, after payment of approximately $16.3 million of related transaction fees and expenses, were used to reduce outstanding borrowings under the Senior Credit Facility as well as provide additional liquidity for working capital and general corporate purposes. Effective with the Company's chapter 11 filing, interest under the Second-Lien Facility is payable monthly, as opposed to quarterly prior to the filing, at an interest rate of prime plus 8% increasing each quarter after June 30, 2002, by ..375% but in no event less than 15%. Loans under the Second-Lien Facility are secured by a second priority lien on the assets securing the existing Senior Credit Facility. The $16.3 million of related transaction fees and expenses were capitalized as deferred financing fees and are being amortized over the remaining term of the facility.

The 7-7/8% Senior Notes due 2005 and 7-7/8% Senior Notes due 2008 (together, the "Senior Notes") are general unsecured obligations of the Company and rank pari passu in right of payment with all existing or future unsecured and unsubordinated indebtedness of the Company and senior in right of payment to all subordinated indebtedness of the Company. The Senior Notes bear interest at the rate of 7-7/8% per annum, and prior to the Company's chapter 11 filing were payable semi-annually on June 15 and December 15 of each year. Effective with the Company's chapter 11 filing, interest on the Senior Notes is no longer paid or accrued. The Senior Notes are redeemable, in whole or in part, at any time at the option of the Company at 100% of the principal amount thereof plus the Make-Whole Premium (as defined) plus accrued and unpaid interest, if any, to the date of purchase. In addition, in the event of a Change of Control (as defined), the Company will be required to make an offer to purchase the notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase. Neither the redemption option nor the Change of Control provisions are relevant in the Company's chapter 11 case.

The Company's credit agreements contain a number of customary covenants including, among others, restrictions on the incurrence of indebtedness, transactions with affiliates, and certain asset dispositions as well as limitations on restricted debt and equity payments and capital expenditures. Certain provisions require the Company to maintain certain financial ratios, a minimum interest coverage ratio, a minimum debt to EBITDA ratio, a minimum EBITDA, a minimum consolidated net worth (as defined) and a minimum availability. The Company can no longer make restricted debt and equity payments. At December 31, 2003, the Company was in compliance with its covenants under the DIP Credit Agreement but was not in compliance with the covenants under its various other credit agreements, primarily as a result of the chapter 11 filing and failure to meet certain financial covenants.

At March 31, 2003, and prior to the petition date, the Company was not in compliance with certain of its covenants under the Senior Credit Facility and Second-Lien Facility during which time the Company engaged in active discussions with its senior lenders to obtain an amendment or waiver of such non-compliance (See Note 2 where the chronology of the circumstances causing the Company to file voluntary petitions for reorganization under chapter 11 of the U.S. Bankruptcy Code is discussed). At December 31, 2003, and 2002, the Company classified all of its outstanding debt under its Senior Credit Facility, Second-Lien Facility and Senior Notes as current liabilities as a result of the potential for the acceleration of the loans outstanding under the related agreements.

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

3.  Indebtedness and Financial Arrangements--Continued

The Company, through a wholly owned "bankruptcy remote" receivables subsidiary, had a Trade Receivables Program that provided for the sale of accounts receivable on a revolving basis. The receivables subsidiary, WPS Receivables Corporation ("WPSRC") (which is not a Debtor in the Company's chapter 11 case), is a qualified special purpose entity and meets the requirements of SFAS 140. In January 2002, the Company amended and extended the maturity date of its existing Trade Receivables Program with an independent issuer of receivables backed commercial paper until January 2003.

The independent issuer of receivables backed commercial paper under the Company's Trade Receivables Program at December 31, 2002, indicated that it would not extend the maturity date of its current agreement with the Company for another year but indicated a willingness to work with the Company to effect an orderly transition to another securitization provider. On January 15 and February 10, 2003, the Company announced amendments to the maturity dates of its Trade Receivables Program, extending it to February 17 and March 31, 2003, respectively. On March 28, 2003, WPSRC and the Company entered into a loan and security agreement (the "Receivables Loan Agreement") with Congress Financial Corporation (Southern), as Agent ("Congress"), pursuant to which the lenders thereunder agreed to provide receivables backed loans as part of the Company's Trade Receivables Program. Under the terms of the Trade Receivables Program, the Company agreed to sell on an ongoing basis, and without recourse for credit loss on the receivables, its accounts receivable portfolio to WPSRC, and WPSRC used the receivables as collateral for loans pursuant to the Receivables Loan Agreement. Proceeds from the loans and collections on receivables were used by WPSRC to purchase receivables from the Company. The Company maintained the balance in the designated pool of accounts receivable sold by selling its new receivables on a revolving basis as they were created. The Receivables Loan Agreement permitted outstanding loans of up to $160.0 million against the accounts receivable portfolio. The interest payable by WPSRC on the loans under the Receivables Loan Agreement was a 2-month LIBOR rate plus 2.50%. On June 4, 2003, Congress notified WPSRC that, as a result of the Company's chapter 11 filing, Congress was terminating the Receivables Loan Agreement and that no further loans would be made thereunder. Congress continued to apply proceeds of receivables pledged to it to reduce the obligations of WPSRC to Congress under the Receivables Loan Agreement. As of July 8, 2003, all outstanding loans under the Receivables Loan Agreement were paid in full from such proceeds. The Company is currently financing its accounts receivable through borrowings under the DIP Credit Agreement and expects to continue to do so during the pendency of its chapter 11 case. The cost of the Trade Receivables Program was charged to selling expense in the accompanying Consolidated Statements of Operations and amounted to $2.5 million in 2003, $4.7 million in 2002 and $6.5 million in 2001. At December 31, 2002, $154.8 million of accounts receivable had been sold pursuant to the Trade Receivables Program and the sale was reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets.

As of December 31, 2003, the maturity of long-term debt excluding the DIP Credit Agreement was as follows:  $490.7 million in 2004, $690.0 million in 2005, zero in 2006 and 2007, and $475.0 million in 2008.

4.  Employee Benefit Plans

Pension Plans

The Company has defined benefit pension plans covering essentially all employees. Benefits are based on years of service and compensation, and the Company's practice is to fund amounts that are required by the Employee Retirement Income Security Act of 1974. The Company uses December 31 as the measurement date of its defined benefit pension plans.

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

4.  Employee Benefit Plans--Continued

Pension Plans--Continued

The following tables set forth data for the Company's pension plans and amounts recognized in the accompanying Consolidated Balance Sheets at December 31, 2003, and 2002 (in thousands of dollars):

	Year Ended December 31,

	2003	2002

Change in benefit obligation:
Projected benefit obligation at beginning of year	$360,333	$341,209
Service cost	8,465	8,039
Interest cost	23,706	24,370
Plan amendments	(11,935)	625
Actuarial losses	33,499	13,352
Benefit payments	(32,295)	(26,607)
Settlements	-	(655)

Projected benefit obligation at end of year	$381,773	$360,333

	Year Ended December 31,

	2003	2002

Change in plan assets:
Fair value of plan assets at beginning of year	$246,433	$272,627
Actual return on plan assets	35,261	(10,222)
Employer contributions	1,736	10,635
Benefit payments	(32,295)	(26,607)

Fair value of plan assets at end of year	$251,135	$246,433

	December 31,

	2003	2002

Funded status:
Projected benefit obligation	$(381,773)	$(360,333)
Fair value of assets	251,135	246,433

Funded status	(130,638)	(113,900)

Unrecognized amounts:
Prior service cost	(10,312)	554
Net actuarial losses	170,086	162,751

Total unrecognized	159,774	163,305

Prepaid pension cost at year-end	$29,136	$49,405

Amounts recognized in the Consolidated Balance Sheets:
Accrued liability (December 31, 2003 amount includes
$8,394 classified as Liabilities Subject to Compromise)	$(130,185)	$(101,432)
Intangible asset	70	95
Accumulated other comprehensive income	159,251	150,742

Net amount recognized	$29,136	$49,405

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

4.  Employee Benefit Plans--Continued

Pension Plans--Continued

The accumulated benefit obligations and the fair value of assets for pension plans with accumulated benefit obligations in excess of plan assets were $381.1 million and $251.1 million, respectively, as of December 31, 2003, and $347.8 million and $246.4 million, respectively, as of December 31, 2002.

The following assumptions were used for the pension plans to determine the projected benefit obligation and the net periodic pension cost for the fiscal year:

	December 31,

	2003	2002

Weighted average assumptions as of December 31:
Discount rate	6.25%	7.00%
Expected return on plan assets	8.75%	9.00%
Rate of compensation increase	3.50%	3.50%

In determining its expected long-term return on plan assets, the Company considered historical experience, its asset allocation, expected long-term rates of return for each major asset class and an assumed long-term inflation rate. The expected long-term return on plan assets is adjusted when there are fundamental changes in expected returns on the plan investments.
	Year Ended December 31,

	2003	2002	2001

Components of net periodic pension cost (benefit):
Service cost	$8,465	$8,039	$8,490
Interest cost	23,706	24,370	24,529
Expected return on plan assets	(20,645)	(23,877)	(29,482)
Net amortization	10,479	7,277	4,551

Net periodic pension expense	22,005	15,809	8,088
One-time credit due to settlement	-	(74)	-
Additional pension expense due to curtailment	-	-	73

Total periodic pension expense	$22,005	$15,735	$8,161

Plan assets are primarily invested in United States Government and corporate debt securities and equity securities. At December 31, 2003, and 2002, the Company's pension plans held 705,558 shares of the Company's Common Stock with an aggregate cost of $20.0 million and market values of $0.0 million and $0.4 million, respectively. The percentage of fair value to total assets by asset category for the Company's pension plans as of the measurement date are as follows:
	December 31,

	2003	2002

Asset category:
Equity funds	51.5%	42.7%
Equity securities	-	0.2%
Fixed income funds	36.6%	48.5%
Alternative investments	9.1%	6.3%
Cash	2.8%	2.3%

Total	100.0%	100.0%

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

4.  Employee Benefit Plans--Continued

Pension Plans--Continued

Based on actuarial information available at December 31, 2003, the Company estimates that contributions to its pension plans in 2004 will total approximately $24.9 million, reflecting both quarterly and annually required contributions.

The Company's investment strategy for its pension plans is to obtain an optimum rate of investment return on the total investment portfolio consistent with the assumption of a reasonable level of risk. To achieve these investment objectives, assets are invested among asset classes and investment management styles to produce a prudent level of diversification and investment return over long-term time periods. Cash balances are expected to arise from residual uninvested funds and from liquidity requirements to fund benefits within a short period of time. Certain plan obligations accrued prior to 1985 are secured under a participating annuity contract.

Target allocations for 2004 are 52% equity funds, 40% fixed income funds and 8% alternative investments. The target asset allocation has been selected as the plan's long-term strategy asset allocation based on a strategic asset-liability study, which evaluated the plan's liability structure, expected cash flows and funded status under a variety of capital market environments.

Assets are managed by qualified investment managers on a discretionary basis, but subject to risk management policies set forth by the Company. Risk management policies include supervision and monitoring of investment managers through the use of investment guidelines and restrictions and performance measurement standards. The Company also applies a disciplined rebalancing policy to control risk. The use of leverage is prohibited. Derivatives shall not be used for speculative purposes and no leverage shall be introduced through the use of derivatives.

Retirement Savings Plan

The Company matches 50% of each employee's before-tax contributions up to 2% of the employee's compensation. Company contributions may be made either in cash or in shares of Common Stock of the Company. During 2003, 2002 and 2001, the Company charged $1.9 million, $2.0 million and $2.1 million, respectively, to expense in connection with the Retirement Savings Plan.

Other Post-Retirement Benefit Plans

In addition to sponsoring defined benefit pension plans, the Company sponsors various defined benefit post-retirement plans that provide health care and life insurance benefits to certain current and future retirees. All such post-retirement benefit plans are unfunded. The Company uses December 31 as the measurement date of its defined benefit post-retirement plans. The following table presents the status of post-retirement plans (in thousands of dollars):

	December 31,

	2003	2002

Accumulated post-retirement benefit obligation at beginning of year	$16,409	$15,702
Interest cost	811	1,111
Actuarial (gains) losses	(2,556)	1,210
Benefit payments	(2,255)	(1,614)

Accumulated post-retirement benefit obligation at end of year	$12,409	$16,409

Underfunded status	$(12,409)	$(16,409)
Unrecognized net gains	(4,254)	(2,159)

Accrued benefit cost	$(16,663)	$(18,568)

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

4.  Employee Benefit Plans--Continued

Other Post-Retirement Benefit Plans--Continued

Net periodic post-retirement benefit plans expense is not material during the three-year period ended December 31, 2003.

As of December 31, 2003, the actuarial assumptions include a discount rate of 6.25% and a medical care trend rate of 10.0% for 2004, grading down to 6.0% by 2012. These trend rates reflect the Company's prior experience and management's expectation of future rates. Changing the assumed health care cost trend rates by one percentage point in each year would change the accumulated post-retirement benefit plans obligations as of December 31, 2003, by approximately $0.4 million, and the aggregate service and interest cost components of net periodic post-retirement benefit cost for the year ended December 31, 2003, by an immaterial amount.

5.  Deferred Financing Fees

Amendment fees and transaction fees related to the Company's various credit agreements are capitalized in the period incurred and amortized over the remaining term of the facility. Included in Other expense-net in the accompanying Consolidated Statements of Operations for each of the years ended December 31, 2003, 2002 and 2001, is the amortization of deferred financing fees of $12.3 million, $9.6 million and $6.9 million, respectively, related to the Company's credit facilities other than the DIP Credit Agreement. Deferred financing fees related to the DIP Credit Agreement are included in chapter 11 expenses and totaled $3.6 million for the year ended December 31, 2003.

6.  Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109; accordingly, deferred income taxes are provided at the enacted marginal rates on the difference between the financial statement and income tax bases of assets and liabilities. Deferred income tax provisions or benefits are based on the change in the deferred tax assets and liabilities from period to period.

The total provision (benefit) for income taxes consisted of the following (in thousands of dollars):

	Year Ended December 31,

	2003	2002	2001

Current
Federal	$-	$-	$-
State	113	91	133
Foreign	-	-	(21)
Deferred
Federal	(61,280)	(7,082)	(13,520)
State	(856)	(390)	-
Foreign	678	261	(1,817)

	$(61,345)	$(7,120)	$(15,225)

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

6.  Income Taxes--Continued

Income tax expense (benefit) differs from the statutory federal income tax rate of 35% for the following reasons (in thousands of dollars):

	Year Ended December 31,

	2003	2002	2001

Income tax benefit at federal statutory income tax rate	$(68,120)	$(6,923)	$(14,901)
State income taxes (net of effect of federal income tax)	(483)	(194)	86
Goodwill impairment	3,565	-	-
Bankruptcy expenses	4,913	-	-
Other-net	(1,220)	(3)	(410)

Income tax benefit	$(61,345)	$(7,120)	$(15,225)

Components of the net deferred income tax liability are as follows (in thousands of dollars):

	December 31,

	2003	2002

Deferred tax liabilities:
Basis differences resulting from reorganization	$(142,509)	$(143,676)
Basis differences resulting from fixed assets	(84,617)	(82,530)
Income taxes related to prior years, including interest	(17,188)	(17,283)
Nondeductible expenses	(26,332)	(28,191)

Deferred tax assets:
Reserves for litigation, environmental, employee benefits and other	73,124	71,936
Net operating loss carryforward	86,324	31,551
Other	35,379	26,216

Net deferred income tax liability	$(75,819)	$(141,977)

Current deferred tax asset (included in other current assets)	$11,360	$16,267
Long-term deferred tax liability	(87,179)	(158,244)

Net deferred income tax liability	$(75,819)	$(141,977)

At December 31, 2003, the Company has estimated net operating loss carryforwards ("NOLs") of approximately $414.9 million available to reduce future federal taxable income, of which approximately $168.3 million expires after 2006-2008 and approximately $246.6 million expires after 2020-2023. The utilization of these NOLs is subject to the ownership change limitations of Internal Revenue Code Section 382. Based on these rules, the Company had an ownership change on September 16, 1992, as a result of a reorganization. The Company also had a second ownership change on December 11, 2002. Because of the complex tax rules related to these carryforwards and the uncertainty of ultimately realizing benefit from the losses, the Company has not recorded full benefit for these NOLs. In addition, some portion or all of the NOLs may not be available to reduce future federal taxable income as a result of the Company's bankruptcy filing.

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

6.  Income Taxes--Continued

During the second quarters of 2002 and 2001, certain federal and state contingencies related to the NOLs were resolved and the Company reevaluated its position on the tax benefits associated with these items. As a result, the Company has recorded a $12.3 million benefit and a $26.8 million benefit in the second quarters of 2002 and 2001, respectively. Because the NOLs involved were generated prior to emergence from bankruptcy, the accounting rules of Statement of Position 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, required that the benefit be recorded in equity rather than in the statements of operations.

7. Stockholders' Equity (Deficit)

Comprehensive Income

Statement No. 130, Reporting Comprehensive Income, requires presentation of comprehensive income (loss) that consisted of the following (in thousands of dollars):

	Year Ended December 31,

	2003	2002	2001

Net loss	$(133,284)	$(12,659)	$(27,348)
Minimum pension liability adjustment, net of tax	(5,446)	(29,820)	(66,655)
Foreign currency translation adjustment	(1,591)	(2,765)	(60)
Gain (loss) on derivative instruments, net of tax:
Cumulative effect of adopting Statement 133	-	-	(968)
Net changes in fair value of derivatives	(1,131)	1,881	(19,051)
Net (gains) losses reclassified from other
comprehensive income into earnings	(2,610)	509	19,122

Comprehensive income (loss)	$(144,062)	$(42,854)	$(94,960)

Components of accumulated other comprehensive income (loss) consisted of the following (in thousands of dollars):
	December 31,

	2003	2002	2001

Foreign currency translation adjustment	$(6,190)	$(4,599)	$(1,834)
Minimum pension liability adjustment, net of tax	(101,921)	(96,475)	(66,655)
Gain (loss) on derivative instruments, net of tax	(2,248)	1,493	(897)

Accumulated other comprehensive income (loss)	$(110,359)	$(99,581)	$(69,386)

Stock Options and Restricted Stock

The Company has granted stock options under various stock plans to key employees and to non-employee directors. Also the Company granted certain contractual stock options thatwhich were not granted pursuant to any plan. During the pendency of the Company's chapter 11 case, the Company does not expect to issue additional stock options. The Omnibus Stock Incentive Plan (the "Omnibus Stock Plan"), an amendment and restatement of the 1993 Management Stock Option Plan, covers approximately 7.3 million shares of Common Stock, and also replaced the 1994 Non-Employee Directors Stock Option Plan after the 300,000 shares of Common Stock authorized under that plan had been granted. The Omnibus Stock Plan allows for six categories of incentive awards: options, stock appreciation rights, restricted shares, deferred shares, performance shares and performance units. Key employees are granted options under the various plans at terms (purchase price, expiration date and vesting schedule) established by a committee of the Board of Directors. Options granted either in accordance

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

7. Stockholders' Equity (Deficit)--Continued

Stock Options and Restricted Stock--Continued

with contractual arrangements or pursuant to the various plans have been at a price which is equal to fair market value on the date of grant as determined by the closing price of the shares on the date the options were issued. No option may be exercised more than ten years from the date of grant. The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement No. 123, Accounting for Stock-Based Compensation, as amended by Statement 148, requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method established in Statement of Financial Accounting Standards No. 148 and described in Note 1, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	2003	2002	2001

Net loss as reported	$(133,284)	$(12,659)	$(27,348)
Deduct: Total stock-based compensation expense
determined under fair-value based method for
all awards, net of tax	2,174	4,923	3,132

Pro forma net loss	$(135,458)	$(17,582)	$(30,480)

Basic and diluted loss per common share:
As reported	$(2.67)	$(.25)	$(.55)
Pro forma	$(2.72)	$(.35)	$(.61)

There were no options granted in 2003. The total value of options granted in 2002 and 2001 was $181,000 and $6,771,760, respectively. The weighted average value of the options on the date of grant in 2002 and 2001 was $2.19 and $4.70, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2002	2001

Expected life (years)	8%	8%
Dividend yield	0%	1.07%
Expected stock price volatility	115%	58%
Risk-free interest rate	4.2%	5.2%

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

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

7.  Stockholders' Equity (Deficit)--Continued

Stock Options and Restricted Stock--Continued

Changes in outstanding options were as follows:

	Number of Shares			Weighted-Average
	(in thousands)			Option Price

	Qualified Plans	Contractual	Total	Per Share

Options outstanding at January 1, 2001	6,669	20	6,689	$18.16
Granted	864	-	864	$7.84
Exercised	-	-	-	$-
Terminated	(1,499)	-	(1,499)	$18.84

Options outstanding at December 31, 2001	6,034	20	6,054	$16.64
Granted	75	-	75	$2.41
Exercised	-	-	-	-
Terminated	(281)	-	(281)	$18.47

Options outstanding at December 31, 2002	5,828	20	5,848	$16.38
Granted	-	-	-	$-
Exercised	-	-	-	$-
Terminated	(2,657)	-	(2,657)	$15.48

Options outstanding at December 31, 2003	3,171	20	3,191	$17.05

At December 31, 2003, options for 2,697,382 shares were exercisable at prices ranging from $1.13 to $36.81 per share.

The following table summarizes information about stock options at December 31, 2003, (shares in thousands):
	Outstanding Stock Options			Exercisable Stock Options

		Weighted-Average
Range of		Remaining	Weighted-Average		Weighted-Average
Exercise Prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

$ 1.13 to $10.00	1,514	7.01 years	$7.35	1,062	$7.32
$10.01 to $20.00	451	4.63 years	$16.37	409	$16.15
$20.01 to $30.00	546	3.89 years	$20.96	546	$20.96
$30.01 to $36.81	680	5.22 years	$35.94	680	$35.94

$ 1.13 to $36.81	3,191	5.76 years	$17.05	2,697	$18.63

During 2001 and 2002 the Company awarded 25,000 and 15,000 restricted shares, respectively, to certain key employees. No restricted shares were awarded in 2003. During the pendency of the chapter 11 case, the Company does not expect to issue any additional restricted shares. The awards are subject to certain vesting requirements and 23,822 restricted shares were actually issued. The value of such stock was established by the market price on the date of grant and was recorded as unearned compensation. The unearned compensation is shown as a reduction of stockholders' equity in the

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

7.  Stockholders' Equity (Deficit)--Continued

Stock Options and Restricted Stock--Continued

accompanying Consolidated Balance Sheets and is being amortized ratably over the applicable restricted stock vesting period. During 2003, 2002 and 2001, $1.3 million, $1.9 million and $2.0 million, respectively, was charged to expense related to restricted shares. Certain amounts related to restricted shares previously awarded to the Company's former Chairman and Chief Executive Officer that did not vest were reversed in 2003.

Stockholder Rights Plan

On May 9, 2001, the Company's Board of Directors adopted a Stockholder Rights Plan ("Rights Plan") designed to protect Company stockholders' interests in the event of a takeover attempt. The Board of Directors did not adopt the Rights Plan in response to any specific takeover threat.

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

Stock Bonus Plan

The Company sponsors an employee benefit plan, the WestPoint Stevens Inc. 1995 Key Employee Stock Bonus Plan, as amended, (the "Stock Bonus Plan"), covering 2,000,000 shares of the Company's Common Stock. Under the Stock Bonus Plan, the Company may grant bonus awards of shares of Common Stock to key employees based on the Company's achievement of targeted earnings levels during the Company's fiscal year. As a result of the Company's chapter 11 filing, Stock Bonus Plan targets were not established for 2003. For 2002 and 2001, bonus awards were not earned. For performance years 1999 and later the Stock Bonus Plan provided for vesting of the bonus awards, if earned, of 10% on January 1 of the year following the year of award and 10% in each of the next nine years if the employee continues employment with the Company, and for performance years prior to 1999 the Stock Bonus Plan provided for the vesting of the bonus awards of 20% on January 1 of the year following the year of award and 20% in each of the next four years if the employee continues employment with the Company. Effective with the chapter 11 filing, the Company can no longer issue shares pursuant to the Stock Bonus Plan. The Company recognized $1.2 million and $2.7 million of expense in 2002 and 2001, respectively, in connection with the Stock Bonus Plan.

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

8.  Derivatives

As discussed in Note 1, effective January 1, 2001, the Company adopted the Statement 133. The adoption of Statement 133 resulted in the Company recording transition adjustments in 2001 to recognize its derivative instruments at fair value and to recognize the ineffective portion of the change in fair value of its derivatives. The cumulative effect of these transition adjustments was an after-tax net decrease to OCI approximating $968,000.

The Company uses derivative financial instruments primarily to reduce exposure to adverse fluctuations in cotton prices. When entered into, the Company formally designates and documents the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the value or cash flows of the underlying exposures being hedged. Derivatives are recorded in the Consolidated Balance Sheet at fair value in Prepaid expenses and other current assets or Other accrued liabilities, depending on whether the amount is an asset or liability. The fair values of derivatives used to hedge or modify the Company's risks fluctuate over time. These fair value amounts should not be viewed in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions and other exposures and to the overall reduction in Company risk relating to adverse fluctuations in commodity prices and other market factors. In addition, the earnings impact resulting from the effective portion of the Company's derivative instruments is recorded in the same line item within the Consolidated Statement of Operations as the underlying exposure being hedged. The Company also formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposures. Any material ineffective portion of a financial instrument's change in fair value is immediately recognized in earnings.

At December 31, 2003, and 2002, the Company had only entered into cash flow hedges.

Cash Flow Hedging Strategy

Management has been authorized to manage the Company's exposure to price fluctuations relevant to the forecasted purchase of cotton through the use of a variety of derivative nonfinancial instruments. At December 31, 2003, and 2002, these instruments covered a portion of the Company's 2004 and 2003 cotton needs and include exchange traded cotton futures contracts and options.

The fair values of exchange traded cotton futures contracts and options are estimated by obtaining quotes from brokers. At December 31, 2003, and 2002, the Company's cotton futures and options contracts, qualified for hedge accounting. The fair value related to cotton futures contracts at December 31, 2003, and 2002, was a liability of $4.4 million and an asset of $2.3 million, respectively, for which the Company has received or paid cash margins. The fair value of the cotton options contracts was an asset of $0.6 million at December 31, 2003. During the first and second quarters of 2001, the fair value of certain cotton options then outstanding which did not qualify for hedge accounting in the amount of $2.3 million was classified as Other expense-net in the accompanying Consolidated Statement of Operations. The fair values of the Company's cotton futures contracts have been recorded as a component of OCI, net of tax. At December 31, 2003, the Company expects to reclassify all net gains or losses on derivative instruments from OCI to earnings during the next twelve months, and during 2003, the Company reclassified all December 31, 2002, net gains or losses on derivative instruments from OCI to earnings.

The Company did not discontinue any cash flow hedge relationships during the years ended December 31, 2003, and 2002.

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

9.  Lease Commitments

The Company's operating leases consist of land, sales offices, manufacturing equipment, warehouses and data processing equipment with expiration dates at various times during the next eleven years. Some of the operating leases stipulate that the Company can (a) purchase the properties at their then fair market values or (b) renew the leases at their then fair rental values.

The following is a schedule, by year, of future minimum lease payments as of December 31, 2003, under operating leases that have initial or remaining noncancelable lease terms in excess of one year (in thousands of dollars):

Year Ending December 31,

2004	$13,885
2005	12,658
2006	6,765
2007	5,257
2008	3,293
Years subsequent to 2008	4,092

Total minimum lease payments	$45,950

The following schedule shows the composition of total rental expense for all operating leases, except those with terms of one month or less that were not renewed (in thousands of dollars):

	Year Ended December 31,

	2003	2002	2001

Minimum lease payments	$29,822	$33,248	$37,602
Less sublease rentals	(1,025)	(933)	(886)

Rent expense	$28,797	$32,315	$36,716

10.  Litigation and Contingent Liabilities

Except as stated below, as of the Petition Date, the following actions in which the Company is a defendant have been enjoined from further proceedings pursuant to section 362 of the Bankruptcy Code. To the extent parties have filed timely proofs of claim, the Bankruptcy Court will determine the amount of their pre-bankruptcy claims against the Company. In certain instances, the Bankruptcy Court may permit actions to proceed to judgment for the purpose of determining the amount of the pre-bankruptcy claim against the Company. Lawsuits based on facts arising solely after the commencement of the Company's chapter 11 case are not stayed by section 362 of the Bankruptcy Code.

On October 5, 2001, a purported stockholder class action suit, entitled Norman Geller v. WestPoint Stevens Inc., et al. (the "Geller action"), was filed against the Company and certain of its former officers and directors in the United States District Court for the Northern District of Georgia. (A subsequent and functionally identical complaint was also filed.) The actions were consolidated by Order dated January 25, 2002. Plaintiffs served a Consolidated Amended Complaint (the "Amended Complaint") on March 29, 2002. The Amended Complaint asserts claims against all Defendants under section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and against the Company and Defendant Holcombe T. Green, Jr. as "controlling persons" under section 20(a) of the Exchange Act. The Amended Complaint alleges that, during the putative class period (i.e., February 10, 1999, to October 10, 2000), the Company and certain of its officers and directors caused false and misleading statements to be issued regarding, inter alia, alleged overcapacity and excessive inventories of the Company's towel-related products and customer demand for such products and that certain Individual Defendants wrongfully sold or pledged Company stock at inflated prices for their benefit. The Amended Complaint refers to the Company's press releases and quarterly and annual reports on Securities Exchange Commission Forms 10-Q and 10-K, which discuss the Company's results and forecasts for the fiscal years 1999 and 2000. Plaintiffs allege that these press releases and public filings were false and misleading because they failed to disclose that the Company allegedly "knew sales would be adversely affected in future

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

10.  Litigation and Contingent Liabilities--Continued

quarters and years." Plaintiffs also allege in general terms that the Company materially overstated revenues by making premature shipments of products.

On June 6, 2002, Defendants filed Motions to Dismiss Plaintiffs' Amended Complaint. On February 3, 2003, the court denied Defendants' Motions to Dismiss. The Company has been informed by counsel that its insurance carrier has reached an agreement in principle to settle the action at no cost to the Company, subject to definitive documentation and approvals of the court and the Bankruptcy Court.

On March 11, 2002, a shareholder derivative action, entitled Gordon Clark v. Holcombe T. Green, Jr., et al. (the "Clark action"), was filed against certain of the Company's former directors and officers in the Superior Court of Fulton County, Georgia. The Complaint alleges that the named individuals breached their fiduciary duties by acting in bad faith and wasting corporate assets. The Complaint also asserts claims under Georgia Code Ann. sections 14-2-740 to 14-2-747 and 14-2-831. The claims are based on the same or similar facts as are alleged in the Geller action.

On July 1, 2002, a shareholder derivative action, entitled John Hemmer v. Holcombe T. Green, Jr., et al. (the "Hemmer action"), was filed against Mr. Green and certain of the Company's other current and former directors including Messrs. Hugh M. Chapman, John F. Sorte and Ms. M. Katherine Dwyer in the Court of Chancery in the State of Delaware in and for New Castle County. The Complaint alleges that the named individuals breached their fiduciary duties and knowingly or recklessly failed to exercise oversight responsibilities to ensure the integrity of the Company's financial reporting. The Complaint also asserts that certain of the named individuals used proprietary Company information in selling or pledging Company stock at inflated prices for their benefit. The claims are based on the same or similar facts as are alleged in the Geller action.

By agreements between the parties, the Clark and Hemmer actions were both stayed pending entry of final judgment by the court in the Geller action. As with the Geller action, the Clark and Hemmer actions were also stayed due to the Company's bankruptcy filing.

The Company believes that the allegations in all of the actions are without merit and intends to contest the actions vigorously on behalf of its current and former officers and directors.

The Company has been informed by its counsel that its insurance carrier is engaged in negotiations to settle the Clark and Hemmer actions.

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

The Company has been named as a defendant in three separate purported class action suits seeking reparation for the historic enslavement of African Americans in the United States. Eddlee Bankhead v. Lloyd's of London, et al. (the "Bankhead action") was filed on September 3, 2002, in the United States District Court for the Southern District of New York. Timothy Hurdle and Chester Hurdle v. FleetBoston Financial Corporation, et al. was initially filed in the California Superior Court for San Francisco County on September 10, 2002, but has since been removed to the United States District Court for the Northern District of California San Francisco. Julie Mae Wyatt-Kerwin v. J.P. Morgan Chase was filed January 21, 2003, in the United States District Court for the Southern District of Texas. All three cases have been consolidated with related cases in the U.S. District Court for the Northern District of Illinois. The factual basis for all three suits is the claim that the defendants profited from the slave labor of the plaintiff classes' ancestors prior to 1865 and, specifically, that Pepperell Manufacturing, predecessor to WestPoint Stevens Inc., utilized cotton from southern planters who in turn purchased finished

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

10.  Litigation and Contingent Liabilities--Continued

product to clothe their slaves. The California suit alleges that such practices amount to an "unfair business practice" in violation of the California Business and Professional Code.

The purported class includes all descendants of African American slaves. The relief sought includes an accounting, the appointment of an independent historical commission, imposition of a constructive trust, restitution of the value of slave labor and defendants' unjust enrichment, disgorgement of illicit profits and compensatory and punitive damages.

The consolidated cases are currently stayed, as to the Company, due to the Company's bankruptcy filing, and on January 26, 2004, the District Court granted defendants' motion to dismiss without prejudice.

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

11.  Cash Flow Information

	Year Ended December 31,

	2003	2002	2001

(In thousands of dollars)

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$69,848	$135,566	$143,042

Income taxes	$24	$-	$-

Included in the above 2003, 2002 and 2001 interest paid is $0.4 million, $0.2 million and $0.6 million, respectively, of capitalized interest related to capital expenditure projects.

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

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

For the period since the adoption of the Eight-Point Plan through the fourth quarter of 2001, the Company terminated and agreed to pay severance (including continuing termination benefits) to approximately 1,700 employees. The restructuring charge approved in 2000 was completed in the fourth quarter of 2001.

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

12.  Restructuring, Impairment and Other Charges--Continued

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):
		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2000 Restructuring and Impairment Charge:
Second Quarter	$87.9	$4.6	$3.4	$95.9
Third Quarter	-	5.8	0.3	6.1
Fourth Quarter	2.6	4.3	0.3	7.2

Total 2000 Charge	90.5	14.7	4.0	109.2

2001 Restructuring and Impairment Charge:
First Quarter	-	5.0	-	5.0
Fourth Quarter	-	2.0	(2.0)	-

Total 2001 Charge	-	7.0	(2.0)	5.0

Writedown Assets to Net Recoverable Value	(90.5)	-	-	(90.5)
2000 Cash Payments	-	(4.7)	(0.3)	(5.0)
2001 Cash Payments	-	(15.0)	(0.1)	(15.1)
2002 Cash Payments	-	(1.7)	-	(1.7)
2003 Cash Payments	-	(0.3)	(1.6)	(1.9)

Balance at December 31, 2003	$-	$-	$-	$-

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

On September 20, 2002, the Company announced that its Board of Directors had approved additional restructuring initiatives to increase asset utilization, lower manufacturing costs and increase cash flow and profitability through reallocation of production assets from bath products to basic bedding products and through rationalization of its retail stores division. The Company initially expected the restructuring initiatives to result in a $36.5 million pretax charge for restructuring, impairment and other charges, with approximately $20 million of the pretax charge expected to be non-cash items. As a result of modifications to the initial restructuring initiatives, the Company now expects the restructuring initiatives to result in a $47.7 million pretax charge for restructuring, impairment and other charges, with approximately $31.7 million of the pretax charge expected to be non-cash items. All charges have been recorded in accordance with Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The charges for the restructuring initiatives began in the third quarter of 2002 and will continue through the first quarter of 2004.

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

12.  Restructuring, Impairment and Other Charges--Continued

As a result of the restructuring initiatives begun in 2002, the Company announced the closure of its Rosemary (NC) towel finishing facility, the conversion of its Rosemary (NC) towel fabrication and distribution facilities to basic bedding facilities and the closure of its Dalton (GA) utility bedding facility. The Company announced on April 25, 2003 that the Rosemary (NC) towel fabrication and distribution facilities that were previously disclosed as being converted to basic bedding facilities would now be closed. The Company also announced the closure of twenty-two retail stores and the closure of its WestPoint Stevens (Europe) Ltd. foreign subsidiary.

The cost of the manufacturing and retail store rationalization and certain overhead reduction costs were reflected in a restructuring and impairment charge of $6.6 million, before taxes, in 2002 and a restructuring and impairment charge of $12.6 million, before taxes, in 2003. The components of the restructuring and impairment charge in 2002 included $4.4 million for the impairment of fixed assets and $2.2 million in reserves to cover cash expenses related primarily to severance benefits. The components of the restructuring and impairment charge in 2003 included $7.0 million for the impairment of fixed assets and $5.6 million in reserves to cover cash expenses related to severance benefits of $5.2 million and other exit costs.

During 2002 and 2003 as a result of restructuring initiatives, the Company has terminated and agreed to pay severance (including continuing termination benefits) to approximately 500 employees.

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):
		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2002 Restructuring and Impairment Charge:
Third Quarter	$4.3	$1.6	$-	$5.9
Fourth Quarter	0.1	0.5	0.1	0.7

Total 2002 Charge	4.4	2.1	0.1	6.6

2003 Restructuring and Impairment Charge:
First Quarter	0.2	0.8	0.4	1.4
Second Quarter	6.8	4.3	0.8	11.9
Third Quarter	0.8	0.2	-	1.0
Fourth Quarter	(0.8)	(0.1)	(0.8)	(1.7)

Total 2003 Charge	7.0	5.2	0.4	12.6

Writedown Assets to Net Recoverable Value	(11.4)	-	-	(11.4)
2002 Cash Payments	-	(1.5)	-	(1.5)
2003 Cash Payments	-	(4.6)	(0.4)	(5.0)

Balance at December 31, 2003	$-	$1.2	$0.1	$1.3

During 2002, other costs of the restructuring initiatives of $11.6 million, before taxes, were recognized consisting of inventory writedowns of $10.5 million primarily related to the rationalization of its retail stores division and other expenses of $1.1 million, consisting primarily of related unabsorbed overhead, all reflected in cost of goods sold. During 2003, other costs of the restructuring initiatives of $16.0 million, before taxes, were recognized consisting of inventory writedowns of $8.4 million primarily related to the closure of its foreign subsidiary and the rationalization of its retail stores division, accounts receivable writedowns for claims of $1.4 million related to the closure of its foreign subsidiary and other expenses of $6.2 million, consisting primarily of $4.1 million of related unabsorbed overhead, $1.2 million for the relocation of machinery and other expenses of $0.9 million, all reflected in cost of goods sold.

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

12.  Restructuring, Impairment and Other Charges--Continued

During the third quarter of 2003, the Company's Board of Directors approved further additional restructuring initiatives to increase asset utilization, lower manufacturing costs and increase cash flow and profitability through a further realignment of manufacturing capacity. The Company expects the restructuring initiatives to result in an $84.3 million pretax charge for restructuring, impairment and other charges. Approximately $55.6 million of the pretax charge is expected to be non-cash items. All charges have been recorded in accordance with Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The charges for the restructuring initiatives began in the fourth quarter of 2003 and will continue throughout 2004.

As a result of the restructuring initiatives begun in 2003, the Company announced the closure of its Dunson (GA) sheeting facility, its Dixie (GA) towel facility, its Coushatta (LA) utility bedding facility and its Fairfax (AL) towel greige facility. The Company also announced the conversion of its Lanier (AL) sheeting facility to towel production and the conversion of its Greenville (AL) blanket facility to a utility bedding facility. These plant closings and conversions will provide the Company with greater production efficiency and better-aligned capacity to compete more effectively in a global economy.

The cost of the manufacturing rationalization was reflected in a restructuring and impairment charge of $37.0 million, before taxes, in 2003. The restructuring and impairment charge in 2003 reflected the impairment of fixed assets.

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):
		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2003 Restructuring and Impairment Charge:
Fourth Quarter	$37.0	$-	$-	$37.0

Writedown Assets to Net Recoverable Value	(37.0)	-	-	(37.0)

Balance at December 31, 2003	$-	$-	$-	$-

During 2003, other costs of the restructuring initiatives of $1.4 million, before taxes, were recognized consisting of inventory writedowns of $1.0 million and other expenses of $0.4 million, consisting of related unabsorbed overhead.

13.  Major Customer and Product Line Information

The Company's consumer home fashions products are sold primarily to domestic catalogs, chain stores, mass merchants, department stores, specialty stores, warehouse clubs and its own retail stores. Sales to two customers as a percent of net sales, amounted to approximately 14% and 11% each for the year ended December 31, 2003. Sales to two customers, as a percent of net sales, amounted to approximately 14% and 12% each for the year ended December 31, 2002. Sales to two customers, as a percent of net sales, amounted to approximately 15% and 14% each for the year ended December 31, 2001. During 2003, 2002 and 2001, the Company's six largest customers accounted for approximately 52%, 51% and 54%, respectively, of the Company's net sales.

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

13.  Major Customer and Product Line Information--Continued

Net sales of bed products, bath products and other sales (consisting primarily of sales from the Company's retail stores and foreign operations) consisted of the following (in thousands of dollars):
	Year Ended December 31,
	2003	2002	2001

Bed products	$955,481	$1,053,003	$1,024,320
Bath products	535,137	549,021	523,960
Other sales	155,584	209,333	216,866

Total net sales	$1,646,202	$1,811,357	$1,765,146

14.  Quarterly Financial Summary (Unaudited)

	Quarter

	First	Second	Third	Fourth

(In millions of dollars, except per share data)

Year ended December 31, 2003

Net sales	$379.3	$365.7	$445.2	$456.0
Gross earnings (1)	73.4	57.7	79.6	73.2
Operating earnings (2)	8.6	(61.5)	19.7	(10.4)

Net income (loss) (3)	(16.9)	(72.0)	(12.8)	(31.6)

Basic and diluted net income (loss) per common share (4)	(.34)	(1.44)	(.26)	(.63)

Year ended December 31, 2002

Net sales	$435.1	$449.6	$460.5	$466.2
Gross earnings (1)	107.8	103.8	85.8	96.2
Operating earnings (2)	38.9	38.2	9.3	35.9

Net income (loss) (3)	2.0	2.0	(16.6)	(0.1)

Basic and diluted net income (loss) per common share (4)	.04	.04	(.33)	-

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

14.  Quarterly Financial Summary (Unaudited)--Continued

(1) Gross earnings for the first, second, third and fourth quarter of 2003 include costs related to restructuring initiatives of $2.9 million, $4.7 million, $7.7 million and $2.2 million, respectively. Gross earnings for the third and fourth quarter of 2002 include costs related to restructuring initiatives of $10.2 million and $1.4 million, respectively.

(2) Operating earnings for the first, second, third and fourth quarter of 2003 include restructuring and impairment charges of $1.4 million, $11.9 million, $1.0 million and $35.3 million, respectively, and other costs related to restructuring initiatives of $2.9 million, $4.7 million, $7.7 million and $2.2 million, respectively, totaling $4.3 million, $16.6 million, $8.7 million and $37.5 million, respectively. Operating earnings for the third and fourth quarter of 2002 include restructuring and impairment charges of $5.9 million and $0.8 million, respectively, and other costs related to restructuring initiatives of $10.2 million and $1.4 million, respectively, totaling $16.1 million and $2.2 million, respectively.

(3) Net loss for the first, second, third and fourth quarter of 2003 includes restructuring and impairment charges of $1.4 million, $11.9 million, $1.0 million and $35.3 million, respectively, and other costs related to restructuring initiatives of $2.9 million, $4.7 million, $7.7 million and $2.2 million, respectively, before income tax benefit of $1.5 million, $6.0 million, $3.1 million and $13.5 million, respectively, for a net amount of $2.7 million, $10.6 million, $5.6 million and $24.0 million, respectively. Net loss for the third and fourth quarter of 2002 includes restructuring and impairment charges of $5.9 million and $0.8 million, respectively, and other costs related to restructuring initiatives of $10.2 million and $1.4 million, respectively, before income tax benefit of $5.8 million and $0.8 million, respectively, for a net amount of $10.3 million and $1.4 million, respectively.

(4) Net income (loss) per common share calculations for each of the quarters is based on the average common shares outstanding for each period.

15.  Related Party Transactions

During 2000, the Company acquired an investment in a limited liability corporation ("LLC") that was accounted for under the equity method. The other member of the LLC was HTG Corp., which was a company controlled by WestPoint Stevens Inc.'s former Chairman and Chief Executive Officer. Each member of the LLC owns an equal amount of voting common interests, plus non-voting preferred interests reflecting capital contributions made by each member in excess of the amounts paid for the common interest less distributions and other allocations to each member. The LLC owned and operated a jet aircraft, which was used by the Company for business travel. During 2001, the Company recorded approximately $3.0 million in cash expenses related to its ownership of the aircraft.

During September 2001, the LLC sold the jet aircraft, which was its primary asset, for less than its book value and generated $3.3 million in cash. After analyzing the fair market value of the LLC's remaining assets, the Company concluded that its investment was impaired and recorded a non-cash charge approximating $7.5 million, including the Company's share of the loss on the sale of the aircraft in the third quarter of 2001. This charge is classified as Other expense-net in the accompanying December 31, 2001, Consolidated Statement of Operations. Following the sale, HTG Corp. had a negative capital account balance in the LLC of approximately $4.5 million.

On November 29, 2001, the Company entered into an agreement (the "Letter Agreement") with HTG Corp., the other member of the LLC, pursuant to which HTG Corp. agreed to restore the negative balance in its capital account in the LLC. Under the Letter Agreement, HTG Corp. agreed to restore approximately $4.5 million (the "Amount Due") in installments, with $1.0 million due on November 29, 2002, $2.0 million due on November 29, 2003, and the balance due on November 29, 2004. The Amount Due increased or decreased by one-half of the loss or gain, respectively, upon the sale or disposition of the remaining assets of the LLC. On March 8, 2002, the Amount Due increased by $750,000 to approximately $5.25 million due to the distribution of hangar property to HTG Corp. and the loss to the LLC related to such distribution. The only remaining asset of the LLC was a contract for the purchase of a new Falcon 2000EX jet aircraft. The LLC sold its interest in

WESTPOINT STEVENS INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

15.  Related Party Transactions--Continued

this contract for $500,000. Pursuant to the Letter Agreement, the proceeds from the sale of the contract were paid to the Company and the Amount Due was decreased by the amount of the proceeds paid to the Company. HTG Corp. agreed to pay interest on the Amount Due at the prime rate of interest in effect from time to time plus three and one-half percent per annum. The Letter Agreement provided that any and all payments made by HTG Corp. to reduce the Amount Due immediately be distributed to the Company. A company related to HTG Corp. by common ownership guaranteed the Amount Due. Neither the obligation of HTG Corp. nor the guarantee was collateralized or secured by any assets. Accordingly, no amounts were recorded in the accompanying Consolidated Financial Statements for the potential recovery of the Amount Due.

On November 29, 2002, HTG Corp. paid the first installment due under the Letter Agreement of approximately $1.3 million including accrued interest and the Company recognized a recovery in Other expense-net in the accompanying December 31, 2002, Consolidated Statement of Operations. After the payment on November 29, 2002, the remaining Amount Due under the Letter Agreement was approximately $3.9 million.

Effective August 14, 2003, the Company entered into a Separation and Settlement Agreement (the "Separation Agreement") with Mr. Green with regard to Mr. Green's resignation from employment and from the Board of Directors of the Company. Pursuant to the Separation Agreement Mr. Green received a cash payment of $1 million on the effective date. Under the Separation Agreement Mr. Green has agreed to make himself available to perform consulting and other services for the Company for which he received $318,750 in 2003 and will receive $475,000 in each of the years 2004 and 2005.

In connection with the Separation Agreement Mr. Green's employment agreement with the Company was terminated except for provisions relating to restrictions on conduct including post-employment competition and protection of the Company's confidential information and trade secrets. Under the Separation Agreement the Company terminated the Letter Agreement with HTG Corp. and the guaranty, both affiliates of Mr. Green, relating to obligations to make certain payments to the Company in order to restore a negative capital account balance in HTG Falcon LLC, of which the Company and HTG Corp. were the only members.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

(a)  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including its principal executive officer and principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

(b)  There have been no significant changes in our internal controls or in other factors which could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this Annual Report on Form 10-K.

PART III

Item 10.   Directors and Executive Officers of the Registrant

Board of Directors

The Board of Directors of the Company (the "Board of Directors") currently consists of six members and is divided into three classes. The terms of office of the members of each class of directors are staggered so that the term of office of no more than one class expires in any one year.

The following table sets forth the name, age (as of March 1, 2004) and positions with the Company of each of the directors, the year in which their term of office will expire and the month and year in which each director was first elected.

Name	Age	Term Expires	Positions with the Company	Served as Director Since

Class I
M. L. ("Chip") Fontenot	60	2005	Director, President, Chief Executive Officer and Chief Operating Officer	February 2002
Joseph R. Gladden, Jr.	61	2005	Director	May 2001

Class II
M. Katherine Dwyer	55	2003(1)	Director	October 1996
John F. Sorte	56	2003(1)	Director	January 1993

Class III
Hugh M. Chapman	71	2004	Director	August 1997
J. Hicks Lanier	63	2004	Director	May 2001

(1)Pursuant to the Company's By-Laws each director continues to hold office, after the expiration of the term, until his or her successor is elected and qualified or until his or her death, resignation or removal.

M. L. ("Chip") Fontenot has been President, Chief Executive Officer and Chief Operating Officer of the Company since October 15, 2003, and was President and Chief Operating Officer of the Company from January 2001 until October 2003. On June 1, 2003, the Company filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Prior to joining the Company, Mr. Fontenot was employed as President and Chief Operating Officer of Dyersburg Corporation, a manufacturer of knit apparel fabrics, from July 1999 until December 2000, President of Marketing and a director of that company from January 1998 until July 1999 (Dyersburg Corporation filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code on September 25, 2000, in the United States Bankruptcy Court for the District of Delaware). He served as President and Chief Executive Officer of Decorative Home Accents, Inc., a manufacturer of home fashions products, from February 1996 until December 1997. Mr. Fontenot served as President and Chief Executive Officer of Perfect Fit Industries Inc., a manufacturer of home fashions products, from 1989 until 1996. He also served in various capacities at Springs Industries, Inc., a manufacturer and marketer of home fashions products, during a 20-plus-year tenure that included President of its Consumer Products Division and corporate Executive Vice President until 1989.

Joseph R. Gladden, Jr. served as Executive Vice President and General Counsel of The Coca-Cola Company, a manufacturer, marketer and distributor of non-alcoholic beverages, concentrates and syrups, from January 2000 until his retirement in November 2001. He had been Senior Vice President and General Counsel of The Coca-Cola Company since April 1991.

M. Katherine Dwyer has been Chairperson and Chief Executive Officer of Skinklinic, Inc., a skin care/cosmetic dermatology company, since April 2000. Until January 2000, she was Senior Vice President of Revlon, Inc., a mass cosmetic company, and President of Revlon Consumer Products USA.

John F. Sorte has been President and Chief Executive Officer of Morgan Joseph & Co. Inc., an investment banking firm serving middle market companies, since June 2001. He was previously President of New Street Advisors L.P., a merchant bank. Mr. Sorte is also a director of Vail Resorts, Inc., a holding company for recreational and resort properties.

Hugh M. Chapman served as Chairman of NationsBank, National Association (South), a commercial bank holding company, from January 1992 until his retirement in June 1997. He is also a director of The Williams Companies Inc., an energy services company, (and chairman of its audit committee and a member of its executive committee and nominating and governance committee).

J. Hicks Lanier has been Chairman and Chief Executive Officer of Oxford Industries, Inc., a consumer apparel products company, since 1981 and was also President of that company from 1977 to November 2003. He is a director of Crawford & Company, a diversified insurance services company, (and chairman of its compensation committee and member of its audit committee); a director of Genuine Parts Company, a distributor of automotive and industrial replacement parts and office products, (and chairman of its compensation committee) and a director of SunTrust Banks, Inc. (and a member of its audit committee).

Audit Committee

The Board of Directors has a standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act (15 U.S.C. 78c(a)(58)(A)). The members of the Audit Committee are J. Hicks Lanier, Chairman, M. Katherine Dwyer and Joseph R. Gladden.

Audit Committee Financial Expert

The Board of Directors has determined that the Chairman of the Audit Committee, Mr. J. Hicks Lanier, is an "audit committee financial expert," as that term is defined in Item 401(h) of Regulation S-K and "independent" for purposes of the recently adopted New York Stock Exchange listing standards and section 10A(m)(3) of the Securities Act of 1934.

Directors' Compensation

We do not pay directors or other committee members who are employees of the Company additional compensation for service as directors or committee members. In 2003, non-employee directors received the following compensation:

Directors' Compensation Table

The following table sets forth the type and amount of compensation paid to the members of the Company's Board of Directors:

Type of Compensation	Amount

Annual Retainer	$25,000
Annual Retainer for Committee Chair	$ 4,000
Annual Retainer for Each Committee Membership	$ 3,000
Board or Committee Attendance Fee (per meeting)	$ 1,500

Executive Officers

The following table sets forth the name, age (as of March 1, 2004) and positions of each of the executive officers of the Company:

Name of Officer	Age	Title

M. L. ("Chip") Fontenot	60	Director, President, Chief Executive Officer and Chief Operating Officer
Lester D. Sears	55	Senior Vice President-Finance and Chief Financial Officer
Arthur S. Birkins	47	President-Basic Bedding
Robert B. Dale	56	President-Bed and Bath

For a discussion of the business experience of Mr. Fontenot, see "Item 10. Board of Directors."

Lester D. Sears joined the Company on April 16, 2001, as Senior Vice President-Finance and Chief Financial Officer. Prior to joining the Company Mr. Sears was employed as Executive Vice President and Chief Financial Officer for Glenoit Corporation, a textile manufacturing company, from 1996 (Glenoit Corporation filed a petition for relief under chapter 11 of the Bankruptcy Code on August 8, 2000, in the United States Bankruptcy Court for the District of Delaware.). Mr. Sears was Executive Vice President and Chief Financial Officer for Perfect Fit Industries, Inc. where he was an Equity Partner from 1989 until 1996. Mr. Sears served as Controller of the Consumer Products Division of Springs Industries, Inc. from 1984 until 1989. Previously he served as a Certified Public Accountant with the independent accounting firm of Haskins & Sells (now Deloitte & Touche) for approximately three years.

Arthur S. Birkins has been President-Basic Bedding Division since October 20, 2001. Upon joining the Company on May 7, 2001, he was Senior Vice President-Basic Bedding. Prior to joining the Company Mr. Birkins was Vice President-Waverly Home Fashions, a division of F. Schumacher and Company, a supplier of home fashions products. He began with Waverly as Vice President-Sales, National Accounts for Waverly Lifestyle Group in 1999. From 1997 he served as President of The Rug Barn, Inc., while simultaneously heading the Window Fashions Division of Home Innovations, Inc. from 1996. Both are divisions of Decorative Home Accents, Inc.

Robert B. Dale has been President-Bed and Bath Division since October 10, 2001. He joined the Company on April 16, 2001, as Senior Vice President-Sales and Marketing. Prior to joining the Company Mr. Dale was Vice President-Marketing and Sales of the Home Products Division of Thomaston Mills, Inc., a manufacturer and marketer of home fashions products, from 1999 and was President and Chief Operating Officer - Consumer Products with Glenoit Corporation from 1996 until 1999.

Pending or Threatened Legal Proceedings Involving Officers and Directors

Except as stated below, as of the Petition Date, the following actions in which the Company is a defendant have been enjoined from further proceedings pursuant to section 362 of the Bankruptcy Code. To the extent parties have filed timely proofs of claim, the Bankruptcy Court will determine the amount of their pre-bankruptcy claims against the Company. In certain instances, the Bankruptcy Court may permit actions to proceed to judgment for the purpose of determining the amount of the pre-bankruptcy claim against the Company. Lawsuits based on facts arising solely after the commencement of the Company's chapter 11 case are not stayed by section 362 of the Bankruptcy Code.

On October 5, 2001, a purported stockholder class action suit, entitled Norman Geller v. WestPoint Stevens Inc., et al. (the "Geller action"), was filed against the Company and certain of its former officers and directors in the United States District Court for the Northern District of Georgia. (A subsequent and functionally identical complaint was also filed.) The actions were consolidated by Order dated January 25, 2002. Plaintiffs served a Consolidated Amended Complaint (the "Amended Complaint") on March 29, 2002. The Amended Complaint asserts claims against all Defendants under sections 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and against the Company and Defendant Holcombe T. Green, Jr. as "controlling persons" under sections 20(a) of the Exchange Act. The Amended Complaint alleges that, during the putative class period (i.e., February 10, 1999, to October 10, 2000), the Company and certain of its officers and directors caused false and misleading statements to be issued regarding, inter alia, alleged overcapacity and excessive inventories of the Company's towel-related products and customer demand for such products and that certain Individual Defendants wrongfully sold or pledged Company stock at inflated prices for their benefit. The Amended Complaint refers to the Company's press releases and quarterly and annual reports on Securities Exchange Commission Forms 10-Q and 10-K, which discuss the Company's results and forecasts for the fiscal years 1999 and 2000. Plaintiffs allege that these press releases and public filings were false and misleading because they failed to disclose that the Company allegedly "knew sales would be adversely affected in future quarters and years." Plaintiffs also allege in general terms that the Company materially overstated revenues by making premature shipments of products.

On June 6, 2002, Defendants filed Motions to Dismiss Plaintiffs' Amended Complaint. On February 3, 2003, the court denied Defendants' Motions to Dismiss.

The Company has been informed by counsel that its insurance carrier has reached an agreement in principle to settle the action at no cost to the Company, subject to definitive documentation and approvals of the court and the Bankruptcy Court.

On March 11, 2002, a shareholder derivative action, entitled Gordon Clark v. Holcombe T. Green, Jr., et al. (the "Clark action"), was filed against certain of the Company's former directors and officers in the Superior Court of Fulton County, Georgia. The Complaint alleges that the named individuals breached their fiduciary duties by acting in bad faith and wasting corporate assets. The Complaint also asserts claims under Georgia Code Ann. sections 14-2-740 to 14-2-747 and 14-2-831. The claims are based on the same or similar facts as are alleged in the Geller action.

On July 1, 2002, a shareholder derivative action, entitled John Hemmer v. Holcombe T. Green, Jr., et al. (the "Hemmer action"), was filed against Mr. Green and certain of the Company's other current and former directors including Messrs. Hugh M. Chapman, John F. Sorte and Ms. M. Katherine Dwyer in the Court of Chancery in the State of Delaware in and for New Castle County. The Complaint alleges that the named individuals breached their fiduciary duties and knowingly or recklessly failed to exercise oversight responsibilities to ensure the integrity of the Company's financial reporting. The Complaint also asserts that certain of the named individuals used proprietary Company information in selling or pledging Company stock at inflated prices for their benefit. The claims are based on the same or similar facts as are alleged in the Geller action.

By agreements between the parties, the Clark and Hemmer actions were both stayed pending entry of final judgment by the Court in the Geller action. As with the Geller action, the Clark and Hemmer actions were also stayed due to the Company's bankruptcy filing.

The Company believes that the allegations in all of the actions are without merit and intends to contest the actions vigorously on behalf of its current and former officers and directors.

The Company has been informed by its counsel that its insurance carrier is engaged in negotiations to settle the Clark and Hemmer actions.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon its review of the copies of Forms 3, 4 and 5 and amendments thereto or written representation received from reporting persons, the Company believes that during 2003 all filing requirements applicable to its officers, directors and beneficial owners of more than ten percent of the Company's Common Stock under Section 16(a) of the Exchange Act were met.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. You can find our Code of Business Conduct and Ethics on our website: http://www.westpointstevens.com/performance/corpgov.asp. We will post any amendments to or waivers from, a provision of the Code of Business Conduct and Ethics, as well as any waivers that are required to be disclosed by the rules of the Securities and Exchange Commission, on our website.

Item 11.   Executive Compensation

Summary Compensation Table

The following table sets forth information concerning total compensation earned by or paid to the two executive officers who held the position of Chief Executive Officer during part of the last fiscal year and the three other executive officers of the Company as of December 31, 2003, (the "Named Executive Officers"), during the fiscal years indicated for services rendered to the Company and its subsidiaries.
Summary Compensation Table

Long-Term Compensation

		Annual Compensation			Awards

Name and Principal Position	Year	Salary($)	Bonus($)1	Other Annual Comp.($)	Restricted Stock Awards ($)	Stock Options (# of Shares)	All Other Comp.($)

Holcombe T. Green, Jr. Chairman and Chief Executive Officer	2003 2002 2001	531,094 825,000 899,444	-- -- --	-- 718,6184 93,9575	-- -- --	-- -- --	2,269,7402, 3 1,5843 1,5843
M. L. ("Chip") Fontenot President, Chief Executive Officer and Chief Operating Officer	2003 2002 2001	478,950 465,000 443,365	299,200 -- --	193,0496 195,6656 --	-- -- --	-- 500,000	6,2447 4,3127 2,2607
Lester D. Sears Senior Vice President- Finance and Chief Financial Officer	2003 2002 2001	339,900 330,000 226,66610	212,335 -- 80,00011	8,6108 584,1538 21,0628	-- -- 105,000(12)	-- -- 100,000	3,0329 2,5519 2519
Robert B. Dale President-Bed & Bath	2003 2002 2001	309,000 300,000 177,08314	172,164 27,390 --	-- -- --	-- -- --	-- -- 100,000	3,03213 3,03213 77113
Arthur S. Birkins President-Basic Bedding	2003 2002 2001	257,500 250,000 146,68216	120,645 -- 67,50017	-- -- --	-- -- --	-- -- 50,000	2,36015 2,35415 87415
1	A portion of bonus earned in fiscal year 2003 was paid in the first quarter of fiscal year 2004.
2

The Company has entered into an agreement with Mr. Green to provide certain payments in connection with his termination of employment and resignation from the Board of Directors. See "--Employment Agreements, Termination Provisions and Change in Control Arrangements."

3	Includes $1,584, $1,584 and $990 for excess value of life insurance over premiums paid by Mr. Green for 2001, 2002 and 2003, respectively.
4

Includes $655,121 in value realized by Mr. Green upon the surrender of his right to receive 818,902 shares of Common Stock under the Company's Supplemental Retirement Plan, $46,647 for personal use of Company airplane and $16,850 for automobile allowance.

5	Includes $77,057 for personal use of Company airplane.
6

Includes amounts paid to Mr. Fontenot as reimbursement for expenses incurred for travel between New York, New York, and Charlotte, North Carolina, amounts for expenses incurred for meals in New York and automobile allowance and $79,920 and $79,320 for lodging in New York, New York, for 2003 and 2002, respectively. Also includes $81,950 and $87,535 for 2003 and 2002, respectively, paid to Mr. Fontenot to provide him on an after-tax basis with sufficient funds to discharge any federal, state or local income taxes imposed on such housing and travel reimbursements. See "--Employment Agreements, Termination Provisions and Change in Control Arrangements."

7

Includes $2,260, $2,312 and $4,244 for excess value of life insurance over premiums paid by Mr. Fontenot for 2001, 2002 and 2003, respectively, and $2,000 in the Company's matching contributions under the Savings Plan for 2002 and 2003, respectively.

8

Includes $15,627 and $573,634 for relocation expenses (including reimbursement for loss on sale of personal residence and $264,159 to provide Mr. Sears, on an after-tax basis, with sufficient funds to discharge any federal, state or local income taxes imposed on such relocation and reimbursements) for 2001 and 2002, respectively; $5,435 for personal use of Company airplane for 2001 and $10,519 and $8,610 automobile allowance for 2002 and 2003, respectively.

9

Includes $251, $551 and $1,032 for excess value of life insurance over premiums paid by Mr. Sears for 2001, 2002 and 2003, respectively, and $2,000 in the Company's matching contributions under the Savings Plan for 2002 and 2003, respectively.

10	The amount shown is compensation from April 16, 2001, date of hire, until December 31, 2001.
11	Mr. Sears was paid an $80,000 guaranteed minimum bonus for 2001 pursuant to his employment agreement. See "--Employment Agreements, Termination Provisions and Change in Control Arrangements."
12

On May 9, 2001, the Compensation Committee of the Board of Directors awarded 25,000 shares of restricted stock under the WestPoint Stevens Omnibus Stock Incentive Plan, which award vests equally over a five-year period. The dollar value is based upon the share price on the date of grant of the award. As of December 31, 2003, the aggregate unvested portion of the restricted stock consisted of 10,000 shares having a value of $200 based upon the closing price of the Company's Common Stock at the end of fiscal 2003.

13

Includes $251, $1,032 and $1,032 for excess value of life insurance over premiums paid by Mr. Dale for 2001, 2002 and 2003, respectively; and $520, $2,000 and $2,000 in the Company's matching contributions under the Savings Plan for 2001, 2002 and 2003, respectively.

14	The amount shown is compensation from April 16, 2001, date of hire, until December 31, 2001.
15

Includes $124, $354 and $360 for excess value of life insurance over premiums paid by Mr. Birkins for 2001, 2002 and 2003, respectively; and $750, $2,000 and $2,000 in the Company's matching contributions under the Savings Plan for 2001, 2002 and 2003, respectively.

16	The amount shown is compensation from May 7, 2001, date of hire, until December 31, 2001.
17	Mr. Birkins was paid a $67,500 guaranteed minimum bonus for 2001 pursuant to his employment letter. See "--Employment Agreements, Termination Provisions and Change in Control Arrangements."

Senior Management Incentive Plan

The purpose of the WestPoint Stevens Inc. Senior Management Incentive Plan (the "MIP") is to provide additional compensation above base salary to key employees if the Company meets or exceeds certain performance goals established by the Compensation Committee. For fiscal year 2001, incentive payments under the MIP for certain participants were based solely upon predetermined annual operating profit goals of the Company. Other participants' payments were based on the operating profit (as defined in the MIP) of the Company and certain business units and/or divisions. Until fiscal year 2002, the MIP provided that no participant would receive payments under the plan unless the Company's actual annual operating profit equaled or exceeded 90% of the predetermined operating profit goal.

On February 14, 2002, performance awards payable to the senior management with respect to 2002 were determined based on the terms and provisions of a revised MIP with new predetermined goals established by the Compensation Committee. The new MIP goals were based solely upon predetermined rates of return on the invested capital of the Company and its business units or divisions. The return on invested capital was calculated as the quotient derived by dividing the corporate or divisional operating income by the sum of a) net fixed assets at year-end; b) average inventories; and c) average accounts receivable.

For Fiscal 2003 the MIP was replaced by a key employee retention and severance program with the approval of the Bankruptcy Court. See "--Key Employee Retention and Severance Program" below.

Key Employee Retention and Severance Program

To ensure that certain key employees continue to provide essential management and operational services during the Company's chapter 11 case, the Compensation Committee approved the Company's Key Employee Retention and Severance Program (collectively, the "KERP") which was approved by the Bankruptcy Court on October 23, 2003. Under the KERP the performance targets of the MIP were modified to reflect achievements of Company wide levels of EBITDA and cash availability to better reflect the interests of the Company's creditors. For achieving various levels of each target each eligible employee will be paid a percentage of base salary as a bonus. Participants receive a quarterly incentive payment based on achieving between 85% to 120% of the EBITDA target and a quarterly incentive payment based on achieving between 85% to 120% of the cash availability target, as each target is projected based on the Company's business plan for such quarter.

Pursuant to the KERP, performance award payments were made on October 23, 2003, for the third quarter of 2003 and on February 13, 2004, for the fourth quarter of 2003.

Key Employee Stock Bonus Plan

Pursuant to the Key Employee Stock Bonus Plan, the Company may grant bonus awards of shares of Common Stock to those key employees of the Company who are deemed eligible to participate in the Key Employee Stock Bonus Plan, based on the Company's achievement of certain pre-established earnings levels during the Company's fiscal year. No Bonus Awards were earned for Fiscal 2001 and such Bonus Awards were forfeited. On February 13, 2003, the Compensation Committee determined that Bonus Awards for Fiscal 2002 had not been earned and such Bonus Awards were forfeited. On February 13, 2003, the Compensation Committee suspended the granting of Bonus Awards for Fiscal 2003 under the Key Employee Stock Bonus Plan.

Option/SAR Grants in Last Fiscal Year

Stock options exercisable for shares of Common Stock are granted to certain key employees of the Company pursuant to the WestPoint Stevens Inc. Omnibus Stock Incentive Plan (the "Omnibus Stock Incentive Plan") in order to secure and retain the services of persons capable of filling key positions with the Company, to encourage their continued employment and to increase their interest in the growth and performance of the Company by providing them with an ownership stake. The Company did not grant any stock options during the last fiscal year and does not intend to grant any additional stock options during the pendency of the chapter 11 case.

Fiscal Year-End Option Holdings

The following table summarizes for each of the Named Executive Officers option exercises during Fiscal 2003, including the aggregate value of gains on the date of exercise, the total number of unexercised options for Common Stock, if any, held at December 31, 2003, and the aggregate dollar value of unexercised in-the-money options for Common Stock, if any, held at December 31, 2003. Value of unexercised in-the-money options at fiscal year-end is the difference between the exercise or base price of such options and the fair market value of the underlying Common Stock on December 31, 2003, which was $.02 per share. These values have not been, and may never be, realized, as these options have not been, and may never be, exercised. Actual gains, if any, upon exercise will depend on the value of Common Stock on the date of any exercise of options.
Aggregated Option/SAR Exercises in the
Last Fiscal Year and FY-End Option/SAR Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		in-the-Money
			Options at FY-End (#)		Options at FY-End ($)

	Shares
	Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

M. L. ("Chip") Fontenot	--	--	300,000	200,000	--	--
Lester D. Sears	--	--	60,000	40,000	--	--
Robert B. Dale	--	--	60,000	40,000	--	--
Arthur S. Birkins	--	--	30,000	20,000	--	--

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

Benefits under the plan are based on compensation and years of service, and individual employee payments cannot be calculated until retirement. Compensation covered by the pension plan consists of all payments made to a participant for personal services rendered as an employee of the Company that are subject to federal income tax withholding, including before tax contributions to certain employee benefit plans and excluding income attributable to stock based awards and imputed income attributable to certain fringe benefit programs. Plan compensation covers up to a maximum of $200,000 per individual for Fiscal 2003. The plan provides that participants' benefits fully vest after five years of service or the attainment of age 65.

Retirement benefits for the WestPoint Pension Plan for service performed through December 31, 2002, are computed as the sum of 1% of a participant's average compensation (the annual average of five consecutive, complete plan years of highest compensation during the last 10 years of service) multiplied by the participant's years of benefit service, plus 0.6% of a participant's average compensation which exceeds the Social Security Integration Level ($43,848 in Fiscal 2003), multiplied by the participant's years of benefit service, not to exceed 35 years.

On November 7, 2002, the Board of Directors amended the WestPoint Pension Plan to provide that annual retirement benefits for service completed after December 31, 2002, will be computed as 1% of the average of the participant's compensation for each year multiplied by the years of service completed after December 31, 2002.

The following table indicates the approximate amounts of annual retirement income that would be payable under the WestPoint Pension Plan calculated on a straight-life annuity basis and based on various assumptions as to compensation and years of service for certain employees. There is no social security or other offset deducted from the amounts shown.

Pension Plan Table (1)(3) Years of Service

Average (2) Compensation	15	20	25	30	35

$ 172,000	$ 37,730	$ 50,307	$ 62,883	$ 75,460	$ 88,037

____________________________
(1)	Assumes individual retires at age 65 with indicated years of service but further assumes the Social Security Integration Level as in effect in Fiscal 2002, which was $39,444.
(2)	Represents the average of the annual covered compensation for the five consecutive, complete plan years of highest compensation during the last 10 years of service.
(3)

Following amendment of the Plan in 2002, annual retirement benefits for service after December 31, 2002, is computed as 1% of the average of the participant's compensation for each year multiplied by the years of service completed after December 31, 2002, up to the compensation limit for each year which limit was $200,000 for 2003.

The following table indicates the credited years of service as of the date hereof for each of the Named Executive Officers who are participants in the Plan and the annual average covered compensation for each of their five consecutive plan years of highest compensation during their last 10 years of service through December 31, 2002:

	Credited	Average Covered
	Years	Compensation

Holcombe T. Green, Jr.	10.3	$172,000

For 2003 Mr. Green had .7 years of credited service and earned 1% of the compensation limit of $200,000.

     Supplemental Retirement Plan

The Company's Supplemental Retirement Plan ("Supplemental Retirement Plan") provides for payment of amounts that would have been paid under the WestPoint Pension Plan but for the limitations on covered compensation and benefits applicable to qualified retirement plans imposed by the Internal Revenue Code of 1986, as amended (the "Code"). For certain participants, the compensation taken into account under the Supplemental Retirement Plan is limited to the lesser of (i) $300,000 or (ii) 120% of the participant's base salary. The Supplemental Retirement Plan is not qualified under Section 401(a) of the Code and benefits are paid from the general assets of the Company.

During fiscal 2001, the Supplemental Retirement Plan was amended to provide that no participant would accrue any additional benefit on or after February 13, 2001. In addition, the plan was amended to provide all active participants with a one-time, irrevocable election to receive an alternative benefit valued by and paid in the form of shares of Common Stock. The number of shares of Common Stock to be issued under the alternative benefit was determined by dividing the present value of each participant's accrued benefit by the fair market value of one share of Common Stock on the date the participant elected to receive the alternative benefit. Of the Named Executive Officers, only Mr. Green had accrued benefits under the Supplemental Retirement Plan and he elected to receive the alternative benefit. The Company does not anticipate issuing any more shares of its Common Stock pursuant to the Supplemental Retirement Plan and anticipates it will be terminated in the chapter 11 case.

On November 29, 2002, Mr. Green surrendered the right to receive 818,902 shares of Common Stock under the Supplemental Retirement Plan as part of a payment due in accordance with an agreement with the Company dated November 29, 2001. See "--Employment Agreements, Termination Provisions and Change in Control Arrangements" below.

Employment Agreements, Termination Provisions and Change in Control Arrangements

The Company entered into employment agreements with Mr. Green effective July 1, 2000, and Mr. Fontenot effective January 5, 2001, for three-year terms, which automatically extend on a daily basis until notice is given by either party to the agreements to cease any further extension. The employment agreements for each of these executive officers provide an annual base salary, subject to annual review as follows: Mr. Green - $1,030,000 and Mr. Fontenot - $450,000. Mr. Green's base salary included an amount deemed appropriate to compensate him for expenses he incurred in maintaining a residence in New York City where the Company maintains a corporate office. In 2001, Mr. Green sold his residence in New York and his employment agreement was modified to reflect a corresponding reduction in base salary. In 2003, Mr. Fontenot received an annual base salary in the amount of $478,950 and Mr. Green received $531,093 prior to his leaving his employment with the Company. Effective January 1, 2004, Mr. Fontenot's annual base salary increased to $493,319. Mr. Green also has been provided fringe benefits, including (i) an automobile allowance, (ii) reasonable personal use of the Company aircraft and (iii) reasonable cost of membership in a private club. Mr. Fontenot is provided reasonable personal use of the Company aircraft and a choice of an automobile allowance or club membership. Mr. Fontenot is provided reasonable expenses for lodging in New York, New York, and for travel between New York, New York, and Charlotte, North Carolina, with additional amounts added to his income to provide him with funds to discharge any federal, state or local income taxes imposed on such housing and travel reimbursements. The agreements provide that each executive officer will participate in the top bonus category of 120% of his annual base salary under the Company's Senior Management Incentive Plan based upon the Company's achievement of certain performance goals in existence from time to time. The agreements also provide that these executive officers will participate in the Company's Key Employee Stock Bonus Plan and Omnibus Stock Incentive Plan as well as any medical, dental, disability, insurance, retirement, savings, vacation or other welfare or fringe benefit plans or programs made available to the Company's other senior executive officers. See "-- Senior Management Incentive Plan" and "-- Key Employee Stock Bonus Plan."

Under their employment agreements, upon a termination of employment by the Company in 2003 without "Cause" or by the executive for "Good Reason" (which includes, among other things, a change in control of the Company in certain circumstances), Messrs. Green and Fontenot would have received the following payments after such termination became effective (in addition to all compensation owed to the executive at the time of such termination): the sum of (i) the executive's annual base salary times the number of whole and fractional years remaining in the term of the employment agreement; (ii) the target bonus amount payable to such executive under the management incentive plan applicable to the year, times the number of years remaining in the term of the employment agreement (with any fractional years treated as whole years) whether or not the requirements otherwise applicable to the payment of such bonus amount under such plan were met; and (iii) all outstanding unvested awards under the Key Employee Stock Bonus Plan and the Omnibus Stock Incentive Plan which would have become immediately vested and exercisable as applicable. To receive amounts described in (i), (ii) and (iii) above, the executive would have been required to execute a release of all employment-related claims. The amounts payable under (i) and (ii) were to be paid on dates they would have been paid if the executive's employment had not been terminated, provided, however, payment would cease and be forfeited if the executive became employed by a "competitor" as defined in the non-compete provisions of the agreement. Accordingly, if such a termination were to have occurred in 2003, Messrs. Green and Fontenot would have been entitled to cash payments of $4,078,800 and $2,298,960, respectively. In addition, the Company agreed to make an indemnity payment to each executive with respect to any of the aforementioned lump-sum cash payments and any payments under any plan or other compensatory arrangement in connection therewith in an amount equal to the sum of (i) the excise tax, if any, imposed on each executive under Section 4999 of the Code in respect of any such payments and (ii) any federal, state or local income tax imposed on any such indemnity payment. In addition, each executive would have been entitled to receive continued medical and dental benefits for the remaining term of the employment agreement.

Effective August 14, 2003, the Company entered into a Separation and Settlement Agreement (the "Separation Agreement") with Mr. Green with regard to Mr. Green's resignation from employment and from the Board of Directors of the Company. Pursuant to the Separation Agreement, Mr. Green received a cash payment of $1 million on the effective date. Under the Separation Agreement, Mr. Green has agreed to make himself available to perform consulting and other services for the Company for which he received $318,750 in 2003 and will receive $475,000 in each of years 2004 and 2005.

In connection with the Separation Agreement, Mr. Green's employment agreement with the Company was terminated except for provisions relating to restrictions on conduct including post-employment competition and protection of the Company's confidential information and trade secrets. Under the Separation Agreement the Company terminated the Letter Agreement with HTG Corp. and the Guaranty Agreement with Vytech Holdings, Inc., both affiliates of Mr. Green, relating to obligations to make certain payments to the Company in order to restore a negative capital account balance in HTG Falcon LLC, of which the Company and HTG Corp. were the only members. See "Item 13. Certain Relationships and Related Transactions."

On October 23, 2003, the Bankruptcy Court approved the KERP a part of which was a new Severance Plan for the Company's top 23 key executives (the "KERP Severance Plan"). The Company entered into Severance Agreements with each of the participants in the KERP Severance Plan. The Severance Agreements set forth the terms and conditions for participation and replace any and all other severance agreements, arrangements or other severance rights in regard to employment with the Company. Under their Severance Agreements, Mr. Fontenot and Mr. Sears each will be entitled to a lump sum severance payment, upon termination by the Company without "Cause" or resignation by the executive for "Good Reason," equal to three times their respective base salaries. The remaining 21 participants will be entitled to a lump sum severance payment, upon termination by the Company without cause or by the executive for "Good Reason," equal to each of their respective base salaries.

Under the Severance Agreements "For Cause" includes (a) the executive's fraud, embezzlement or conviction of any felony; (b) a material breach of, or willful failure to perform and discharge, other than for Good Reason the executive's duties and responsibilities, or a material breach of the Company's Code of Business Conduct and Ethics. "Good Reason" includes (a) the assignment of any duties inconsistent in any material respect with the executive's current position (including status, offices, titles and reporting requirements), authority, duties or responsibilities, or any other action by the Company which results in a material diminishment in such position, authority, duties or responsibilities; (b) any failure by the Company to comply with any material provision of any employment agreement to which the executive is a party; (c) any reduction in the executive's "Base Salary" or any decrease in bonus opportunity by reason of a change in the executive's employee group under the Company's Senior Management Incentive Plan or any replacement plan; or (d) any relocation of the executive's principal place of work to a new location which is more than 50 miles distance from his or her current principal place of work.

The Company entered into an employment agreement with Mr. Sears effective April 17, 2001, providing a starting annual base salary of $320,000, participation in the MIP at the top bonus category and participation in the Company's Key Employee Stock Bonus Plan and Pension Plan. Under the agreement, Mr. Sears was awarded stock options to purchase 100,000 shares of Company Common Stock at an exercise price of $7.90 per share to vest equally over a five-year period and a guaranteed minimum cash bonus of $80,000 for fiscal year 2001. Pursuant to his employment agreement, upon termination of employment by the Company for any reason or resignation by the executive for good reason, Mr. Sears would receive a payment equal to his annual cash compensation, all outstanding unvested awards under the Company's Key Employee Stock Bonus Plan would immediately vest and become nonforfeitable, and any outstanding stock options would immediately become vested and exercisable. Effective January 1, 2003, Mr. Sears' annual base salary was increased to $339,900. Accordingly, if such a termination were to occur in 2003, Mr. Sears would be entitled to a cash payment of $339,900. The KERP Severance Agreement supersedes the severance provisions of Mr. Sears' employment agreement.

On April 5, 2001, the Company sent an employment letter to Mr. Dale outlining his employment arrangement, providing a starting annual base salary of $250,000 and payment of an amount equal to his annual salary upon termination by the Company during the first two years of employment and thereafter equal to six months salary. Mr. Dale was awarded stock options to purchase 100,000 shares of Common Stock at an exercise price of $8.00 per share to vest equally over a five-year period. The KERP Severance Agreement supersedes the severance provisions of Mr. Dale's employment letter.

On April 9, 2001, the Company sent an employment letter to Mr. Birkins outlining his employment arrangement, providing a starting annual base salary of $225,000 and providing for payment of an amount equal to his annual salary upon termination from the Company during the first two years of employment and thereafter equal to six months salary. Mr. Birkins was awarded stock options to purchase 50,000 shares of Common Stock at an exercise price of $4.44 per share vesting equally over a five-year period and a guaranteed minimum bonus of $67,500 for calendar year 2001. The KERP Severance Agreement supersedes the severance provisions of Mr. Birkins' employment letter.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of January 13, 2004, (except as otherwise specified in the footnotes), about beneficial ownership of Common Stock by (i) each person who is the beneficial owner of more than 5% of the outstanding Common Stock, (ii) all directors of the Company, (iii) the three most highly compensated executive officers who are not directors and (iv) all directors and executive officers as a group, based in each case on information furnished to the Company by each such person.
Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent Of Class

Greenwich Street Capital Partners II, L.P
Greenwich Fund, L.P.
Greenwich Street Employees Fund, L.P.
TRV Executive Fund, L.P.
   500 Campus Drive, Suite 220
   Florham Park NJ 07932
GSCP Offshore Fund, L.P.
   c/o GSC Partners
   500 Campus Drive, Suite 220
   Florham Park NJ 07932

	5,636,260(2) 190,921(2) 336,468(2) 27,778(2) 117,504(2)	11.13% ..38% ..66% ..05% ..23%

Wachovia Bank, National Association 301 South College Street Charlotte NC 28270	3,096,661	6.11%

Hugh M. Chapman	59,000(3)	*

M. Katherine Dwyer	60,000(4)	*

Joseph R. Gladden, Jr.	25,000(5)	*

J. Hicks Lanier	55,000(6)	*

John F. Sorte	160,000(7)	*

M. L. ("Chip") Fontenot	410,000(8)	*

Lester D. Sears	100,000(9)	*

Robert B. Dale	85,000(10)	*

Arthur S. Birkins	40,000(11)	*

All Directors and Executive Officers as a group (11 persons)	1,080,631(12)	2.11%

______________________

*  Represents less than 1%
(1)	The address of each person who is an officer or director of the Company is c/o WestPoint Stevens Inc., 507 West Tenth Street, West Point, Georgia 31833.

(2)

Greenwich Street Capital Partners II, L.P. (GSCP II) is the direct beneficial owner of 5,636,260 shares, Greenwich Fund, L.P. is the direct beneficial owner of 190,921 shares, Greenwich Street Employees Fund, L.P. is the direct beneficial owner of 336,468 shares, TRV Executive Fund, L.P. is the direct beneficial owner of 27,778 shares and GSCP Offshore Fund, L.P. is the direct beneficial owner of 117,504 shares. By virtue of its position as general partner of each of the Greenwich Street funds, Greenwich Street Investments II, L.L.C. ("GSI") may be deemed to be the indirect beneficial owner of the same shares (i.e., an aggregate of 6,308,931 shares, or 12.47%). By virtue of its position as manager of each of the Greenwich Street Funds, GSCP (NJ), L.P. may be deemed to be the indirect beneficial owner of the same shares (i.e., an aggregate of 6,308,931 shares, or 12.47% of the Common Stock). By virtue of its position as general partner of GSCP (NJ) L.P., GSCP (NJ) Inc. may be deemed to be the indirect owner of the same shares (i.e., an aggregate of 6,308,931 shares, or 12.47% of the Common Stock). By virtue of their positions as managing members of GSI, executive officers of GSCP (NJ) Inc. and senior limited partners of GSCP (NJ) LP, each of Messrs. Alfred C. Eckert III, Keith W. Abell, Sanjay H. Patel, Richard M. Hayden, Robert A. Hamwee, Thomas V. Inglesby, Matthew C. Kaufman, Andrew J. Wagner and Ms. Christine K. Vanden Beukel may be deemed to be indirect beneficial owners of the same shares (i.e., an aggregate of 6,308,931 shares, or 12.47% of the Common Stock).

(3)	Includes 4,000 shares held directly and 55,000 shares as to which Mr. Chapman holds options exercisable within 60 days.

(4)	Includes 60,000 shares as to which Ms. Dwyer holds options exercisable within 60 days.

(5)	Includes 5,000 shares held directly and 20,000 shares as to which Mr. Gladden holds options exercisable within 60 days.

(6)	Includes 35,000 shares held directly and 20,000 shares as to which Mr. Lanier holds options exercisable within 60 days.

(7)	Includes 115,000 shares held directly and 45,000 shares as to which Mr. Sorte holds options exercisable within 60 days.

(8)	Includes 10,000 shares held directly and 400,000 shares as to which Mr. Fontenot holds options exercisable within 60 days.

(9)	Includes 20,000 shares held indirectly and 80,000 shares as to which Mr. Sears holds options exercisable within 60 days.

(10)	Includes 1,500 shares held directly, 3,500 shares held indirectly and 80,000 shares as to which Mr. Dale holds options exercisable within 60 days.

(11)	Includes 40,000 shares as to which Mr. Birkins holds options exercisable within 60 days.

(12)

Includes 205,131 shares held directly, 23,500 shares held indirectly, 652,000 shares as to which certain members of management hold options exercisable within 60 days and 200,000 shares as to which non-employee directors hold options exercisable within 60 days. See footnotes (3)-(11).

Item 13.   Certain Relationships and Related Transactions

During Fiscal 2000, the Company acquired an interest in a limited liability company, HTG Falcon, LLC ("HTGF"). The only other member of the company is HTG Corp., a corporation wholly owned by Holcombe T. Green, Jr., the Company's former Chairman and Chief Executive Officer. When the Company acquired its interest in HTGF, HTGF was the beneficial owner of a Falcon 2000 jet aircraft used by Company employees, including Mr. Green, for business travel and by HTG Corp. HTGF later received a contribution from HTG Corp. of an indirect leasehold interest in property for hangar construction (the "Hangar Property").

During Fiscal 2001, HTGF disposed of the Falcon 2000 jet aircraft by a sale to an unrelated third party. The sales price was less than the book value of the aircraft. After analyzing the fair market value of HTGF's assets remaining after its primary asset, the aircraft, was sold and the net proceeds distributed to the Company, in consultation with its auditors, the Company concluded that it was appropriate to record a non-cash charge of $7.5 million representing the Company's entire investment in HTGF. This charge was announced in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001. Following the sale, HTG Corp. had a deficit capital account balance in HTGF of approximately $4.5 million.

On November 29, 2001, the Company entered into an agreement (the "Letter Agreement") with HTG Corp. pursuant to which HTG Corp. agreed to restore the negative balance in its capital account in HTGF. The Letter Agreement was subsequently amended on March 22, 2002. Under the Letter Agreement, HTG Corp. agreed to restore approximately $4.5 million (the "Amount Due") in installments, with $1.0 million due on November 29, 2002, $2.0 million due on November 29, 2003, and the balance due on November 29, 2004. The Amount Due was subject to increase or decrease by one-half of the loss or gain, respectively, upon the sale or disposition of certain assets of HTGF. HTG Corp. agreed to pay interest on the Amount Due at the prime rate of interest in effect from time to time plus three and one-half percent (3-1/2%) per annum. HTG Corp. could satisfy its obligations under the Letter Agreement through the surrender by Mr. Green of shares of Company Common Stock, Company stock options or his vested interests in the Company retirement plans, subject to certain limitations contained in the Letter Agreement. On March 8, 2002, the Amount Due increased by $750,000 to approximately $5.25 million due to the distribution of the Hangar Property to HTG Corp. and the loss to HTGF related to such distribution. The Letter Agreement required HTG Corp. to pay any proceeds from its disposition of the interest in the Hangar Property to the Company as partial payment of the Amount Due. Neither the obligation of HTG Corp. nor the Guaranty Agreement (as defined below) was secured or collateralized by any assets. Accordingly, as of December 31, 2002, and 2001, no amounts were recorded in the Company's consolidated financial statements for the potential recovery of the Amount Due.

The only remaining asset of HTGF was a contract for the purchase of a new Falcon 2000EX jet aircraft. HTGF sold its interest in this contract for $500,000. Pursuant to the Letter Agreement, the proceeds from the sale of the contract were paid to the Company and the Amount Due was decreased by the amount of the proceeds paid to the Company. Mr. Green caused another of his affiliated companies, which was wholly owned by him (the "Guarantor"), to enter into a Guaranty Agreement dated November 29, 2001, (the "Guaranty Agreement"), in favor of the Company under which it guaranteed the payment of the Amount Due and performance by HTG Corp. under the Letter Agreement. Under the Letter Agreement, until the entire Amount Due was paid, HTG Corp. agreed to provide the Company, within 15 days after the end of each of the Company's fiscal quarters, an updated business appraisal reflecting the value of the Guarantor. Mr. Green agreed to provide support to the extent necessary, including contributions to the capital of the Guarantor, to permit the Guarantor to maintain a value of at least two times the outstanding Amount Due from time to time.

On November 29, 2002, HTG Corp. paid the first installment with accumulated interest due under the Letter Agreement. The payment amount consisted of a cash payment of $651,616 and the surrender by Mr. Green of his right to receive 818,902 shares of Common Stock under the Company's Supplemental Retirement Plan in accordance with the terms of the Letter Agreement. The shares surrendered under the Supplemental Retirement Plan were valued based on the closing price of the Common Stock on November 29, 2002. The total amount tendered by Mr. Green included the amount necessary to satisfy the payroll taxes due as a result of his surrender of his Supplemental Retirement Plan benefit. After the payment on November 29, 2002, the Amount Due under the Letter Agreement was $3,886,180.

Effective August 14, 2003, the Company entered into the Separation Agreement with Mr. Green in connection with the termination of his employment with the Company and his resignation from its Board of Directors. Pursuant to the Separation Agreement, the Company agreed to the termination of the Letter Agreement and the Guaranty Agreement. (See "Item 11. Executive Compensation -- Employment Agreements, Termination Provisions and Change in Control Arrangements.")

Item 14.   Principal Accounting Fees and Services

Audit Fees

Ernst & Young LLP (E&Y) was the Company's principal accountant for the years ended December 31, 2003 and 2002. Total fees paid to E&Y for audit services rendered during 2003 and 2002 were $908,547 and $1,020,462, respectively.

Audit-Related Fees

Total fees paid to E&Y for audit-related services rendered during 2003 and 2002 were $1,056,405 and $227,679, respectively. These services consisted primarily of consultation on matters related to proposed transactions, employee benefit plans, potential acquisitions and accounting consultation.

Tax Fees

Total fees paid to E&Y for tax services rendered during 2003 and 2002 were $237,828 and $403,768, respectively. These services consisted primarily of tax planning and consultation.

All Other Fees

Total fees paid to E&Y for all other services rendered during 2003 and 2002 were $1,705,296 and $542,797, respectively. These services consisted primarily of actuarial services, internal audit teaming services, corporate finance services and other professional services.

Audit Committee Pre-Approval Policy

Under policies and procedures adopted by the Audit Committee of the Company's Board of Directors, the Company's principal accountant may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may the Company's principal accountant be engaged to provide any other non-audit service unless the Audit Committee or its Chairman pre-approve the engagement of the Company's accountant to provide both audit and permissible non-audit services. If the Chairman pre-approves any engagement or fees, he is to make a report to the full Audit Committee at its next meeting. One hundred percent (100%) of all services provided by the Company's principal accountant in 2003 were pre-approved by the Audit Committee or its Chairman.

PART IV

Item 15.   Financial Statement Schedules, Reports on Form 8-K and Exhibits

(a)  Financial Statements and Schedules

       Financial Statements.

       Consolidated Financial Statements for the three years ended December 31, 2003.

Page
Report of Ernst & Young LLP, Independent Auditors	32
Consolidated Balance Sheets	33 - 34
Consolidated Statements of Operations	35
Consolidated Statements of Stockholders' Equity (Deficit)	36
Consolidated Statements of Cash Flows	37
Notes to Consolidated Financial Statements	38 - 67

All financial statements required to be filed as part of this Annual Report on Form 10-K are filed under "Item 8. Financial Statements and Supplementary Data."

        Financial Statement Schedules

Page

Schedule II -- Valuation and Qualifying Accounts	89

Note: All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(b)  Reports on Form 8-K
(b.1.)	The Company filed a Current Report on Form 8-K on October 17, 2003. The item reported was "Item 5. Other Events and Regulation FD Disclosure."

(b.2.)

The Company filed a Current Report on Form 8-K on November, 17, 2003. The item reported was "Item 5. Other Events and Regulation FD Disclosure," including a copy of the Monthly Operating Report filed with the Bankruptcy Court for the month of September 2003.

(b.3.)

The Company filed a Current Report on Form 8-K on November 26, 2003. The item reported was "Item 5. Other Events and Regulation FD Disclosure," including a copy of the Monthly Operating Report filed with the Bankruptcy Court for the month of October 2003.

(b.4.)

The Company filed a Current Report on Form 8-K on December 31, 2003. The item reported was "Item 5. Other Events and Regulation FD Disclosure," including a copy of the Monthly Operating Report filed with the Bankruptcy Court for the month of November 2003.

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

4.9

Rights Agreement dated as of May 9, 2001, by and between WestPoint Stevens Inc. and SunTrust Bank, as Rights Agent including Exhibit A the form of Summary of Rights and Exhibit B the form of Right Certificate, incorporated by reference to the Form 8-K (Commission File No. 1-15381) filed by the Company with the Commission on May 9, 2001.

10.1	1993 Management Stock Option Plan, incorporated by reference to the Registration Statement on Form 10 (Commission File No. 0-21496) filed by the Company with the Commission on July 1, 1993.

10.2

WestPoint Stevens Inc. 1994 Non-Employee Directors Stock Option Plan, incorporated by reference to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 1994 (Commission File No. 0-21496) filed by the Company with the Commission on March 31, 1995.

10.3

WestPoint Stevens Inc. Amended and Restated 1994 Non-Employee Directors Stock Option Plan, incorporated by reference to the Form 10-Q for the quarterly period ended June 30, 1995, (Commission File No. 0-21496) filed by the Company with the Commission on August 9, 1995.

10.4

Form of directors and officers Indemnification Agreement with the Company, incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995, (Commission File No. 0-21496) filed by the Company with the Commission on March 28, 1996.

10.5

WestPoint Stevens Inc. 1995 Key Employee Stock Bonus Plan (As Amended), incorporated by reference to the Annual Report on Form 10-K for the fiscal year ended December 31, 1995, (Commission File No. 0-21496) filed by the Company with the Commission on March 28, 1996.

10.6

WestPoint Stevens Inc. Omnibus Stock Incentive Plan, incorporated by reference to the Company's 1997 Proxy Statement (Commission File No. 333-20013) filed by the Company with the Commission on April 4, 1997.

10.7

Second Amended and Restated Credit Agreement dated as of June 9, 1998, among the Company, WestPoint Stevens (UK) Limited, WestPoint Stevens (Europe) Limited, NationsBank, N.A., as agent, and the other financial institutions party thereto, incorporated by reference to Exhibit 10.59 to Registration Statement on Form S-4 (Commission File No. 333-59817) filed by the Company with the Commission on July 24, 1998.

10.8

Second Amended and Restated Collateral Trust Agreement dated as of June 9, 1998, among WestPoint Stevens Inc., certain of its Subsidiaries, NationsBank, N.A. (formerly NationsBank of North Carolina, N.A.), as Trustee, IBJ Schroder Bank & Trust Company as the Stevens Indenture Trustee (as defined therein) and the other financial institutions party thereto, incorporated by reference to the Form 10-Q for the quarterly period ended June 30, 2001, (Commission File No. 1-15381) filed by the Company with the Commission on August 14, 2001.

10.9

Letter Amendment Agreement dated as of June 30, 1998, among the Company, WestPoint Stevens (UK) Limited, WestPoint Stevens (Europe) Limited, NationsBank, N.A., as agent and the other financial institutions party thereto, incorporated by reference to Exhibit 10.60 to Registration Statement on Form S-4 (Commission File No. 333-59817) filed by the Company with the Commission on July 24, 1998.

10.10

Letter Amendment Agreement dated as of July 31, 1998, among the Company, WestPoint Stevens (UK) Limited, WestPoint Stevens (Europe) Limited, NationsBank, N.A., as agent and other financial institutions party thereto, incorporated by reference to the Form 10-Q for the quarterly period ended September 30, 1998, (Commission File No. 333-20013) filed by the Company with the Commission on November 13, 1998.

10.11

Letter Amendment Agreement dated as of October 7, 1998, among the Company, WestPoint Stevens (UK) Limited, WestPoint Stevens (Europe) Limited, NationsBank, N.A., as agent and other financial institutions party thereto, incorporated by reference to the Annual Report on Form 10-K for fiscal year ended December 31, 1998, (Commission File No. 333-20013) filed by the Company with the Commission on March 31, 1999.

10.12

Amendment dated October 29, 1998, to the WestPoint Stevens Inc. 1995 Key Employee Stock Bonus Plan (As Amended), incorporated by reference to the Annual Report on Form 10-K for fiscal year ended December 31, 1998, (Commission File No. 333-20013) filed by the Company with the Commission on March 31, 1999.

Exhibit Number	Description of Exhibit

10.13

Amendment dated February 1, 1999, to the WestPoint Stevens 1995 Key Employee Stock Bonus Plan (as amended), incorporated by reference to the Form 10-Q for the quarterly period ended March 31, 1999, (Commission File No. 333-20013) filed by the Company with the Commission on May 13, 1999.

10.14

Letter Amendment Agreement dated as of March 16, 1999, among the Company, WestPoint Stevens (UK) Limited, WestPoint Stevens (Europe) Limited, NationsBank, N.A., as agent and other financial institutions party thereto, incorporated by reference to the Form 10-Q for the quarterly period ended March 31, 1999, (Commission File No. 333-20013) filed by the Company with the Commission on May 13, 1999.

10.15

WestPoint Stevens Inc. Omnibus Stock Incentive Plan (As Amended), incorporated by reference to the Company's 1999 Proxy Statement (Commission File No. 333-20013) filed by the Company with the Commission on April 9, 1999.

10.16

Second Amendment Agreement dated May 20, 1999, among the Company, WestPoint Stevens (UK) Limited, WestPoint Stevens (Europe) Limited, NationsBank, N.A., as agent and the other financial institutions party thereto, incorporated by reference to the Form 10-Q for the quarterly period ended June 30, 1999, (Commission File No. 333-20013) filed by the Company with the Commission on August 11, 1999.

10.17

Letter Amendment Agreement dated as of August 31, 1999, among the Company, WestPoint Stevens (UK) Limited, WestPoint Stevens (Europe) Limited, NationsBank, N.A., as agent and other financial institutions party thereto, incorporated by reference to the Form 10-Q for the quarterly period ended September 30, 1999, (Commission File No. 1-15381) filed by the Company with the Commission on November 12, 1999.

10.18

Letter Amendment Agreement dated as of November 15, 1999, among the Company, WestPoint Stevens (UK) Limited, WestPoint Stevens (Europe) Limited, NationsBank, N.A., as agent and the other financial institutions, party thereto, incorporated by reference to the Annual Report on Form 10-K for fiscal year ended December 31, 1999 (Commission File No. 1-15381) filed by the Company with the Commission on March 29, 2000.

10.19

WestPoint Stevens Inc. Stock Award Agreement dated November 18, 1999, between the Company and Holcombe T. Green, Jr., incorporated by reference to the Annual Report on Form 10-K for fiscal year ended December 31, 1999, (Commission File No. 1-15381) filed by the Company with the Commission on March 29, 2000.

10.20

Third Amendment Agreement dated as of May 30, 2000, among the Company, WestPoint Stevens (UK) Limited, WestPoint Stevens (Europe) Limited, NationsBank, N.A. as agent and the other financial institutions party thereto, incorporated by reference to the Form 10-Q for the quarterly period ended June 30, 2000, (Commission File No. 1-15381) filed by the Company with the Commission on August 14, 2000.

10.21

Employment Agreement dated as of July 1, 2000, between WestPoint Stevens Inc. and Holcombe T. Green, Jr., incorporated by reference to the Form 10-Q for the quarterly period ended September 30, 2000, (Commission File No. 1-15381) filed by the Company with the Commission on November 14, 2000.

10.22

Fourth Amendment Agreement dated December 31, 2000, among the Company, WestPoint Stevens (UK) Limited, WestPoint Stevens (Europe) Limited, Bank of America (formerly NationsBank, N.A.), as agent and the other financial institutions, party thereto, incorporated by reference to Form 10-K for the fiscal year ended December 31, 2000, (Commission File No. 1-15381) filed by the Company with the Commission on April 2, 2001.

10.23

Membership Interest Purchase Agreement effective as of February 4, 2000, by and among HTG Falcon LLC, HTG Corp. and the Company, incorporated by reference to Form 10-K for the fiscal year ended December 31, 2000, (Commission File No. 1-15381) filed by the Company with the Commission on April 2, 2001.

10.24

Employment Agreement dated as of January 5, 2001, between WestPoint Stevens Inc. and M. L. Fontenot, incorporated by reference to the Form 10-Q for the quarterly period ended March 31, 2001, (Commission File No. 1-15381) filed by the Company with the Commission on May 15, 2001.

Exhibit Number	Description of Exhibit

10.25

Fifth Amendment dated as of March 26, 2001, among the Company, WestPoint Stevens (UK) Limited, WestPoint Stevens (Europe) Limited, Bank of America, N.A. (formerly NationsBank, N.A.), as agent and the other financial institutions party thereto, incorporated by reference to the Form 10-Q for the quarterly period ended March 31, 2001, (Commission File No. 1-15381) filed by the Company with the Commission on May 15, 2001.

10.26

Employment Agreement dated April 17, 2001, between WestPoint Stevens Inc. and Lester Dupuy Sears, incorporated by reference to the Form 10-Q for the quarterly period ended June 30, 2001, (Commission File No. 1-15381) filed by the Company with the Commission on August 14, 2001.

10.27

WestPoint Stevens Inc. Key Employee Stock Bonus Plan, incorporated by reference to the Company's 2001 Proxy Statement (Commission File No. 1-15381) filed by the Company with the Commission on April 9, 2001.

10.28

Credit Agreement dated as of June 29, 2001, among WestPoint Stevens Inc., certain of its Subsidiaries, Bankers Trust Company, as Administrative Agent and the Lenders party thereto, incorporated by reference to the Form 10-Q for the quarterly period ended June 30, 2001, (Commission File No. 1-15381) filed by the Company with the Commission on August 14, 2001.

10.29

Amendment Agreement dated June 29, 2001, among WestPoint Stevens Inc., WestPoint Stevens (UK) Limited, WestPoint Stevens (Europe) Limited, Bank of America, N.A. (formerly NationsBank, N.A.), as Agent and the other financial institutions party thereto, incorporated by reference to the Form 10-Q for the quarterly period ended June 30, 2001, (Commission File No. 1-15381) filed by the Company with the Commission on August 14, 2001.

10.30

Intercreditor and Lien Subordination Agreement dated as of June 29, 2001, among WestPoint Stevens Inc., certain of its Subsidiaries, Bank of America, N.A. (formerly NationsBank, N.A.) as the collateral trustee and Bankers Trust Company, as administrative agent, incorporated by reference to the Form 10-Q for the quarterly period ended June 30, 2001, (Commission File No. 1-15381) filed by the Company with the Commission on August 14, 2001.

10.31

Collateral Security Agreement dated as of June 29, 2001, among WestPoint Stevens Inc., certain of its Subsidiaries and Bankers Trust Company, as administrative agent, incorporated by reference to the Form 10-Q for the quarterly period ended June 30, 2001, (Commission File No. 1-15381) filed by the Company with the Commission on August 14, 2001.

10.32

Amendment dated August 9, 2001, to the WestPoint Stevens Inc. 1993 Management Stock Option Plan, incorporated by reference to the Form 10-Q for the quarterly period ended September 30, 2001, (Commission File No. 1-15381) filed by the Company with the Commission on November 14, 2001.

10.33

Amendment dated August 9, 2001, to the WestPoint Stevens Inc. 1994 Non-Employee Directors Stock Option Plan, incorporated by reference to the Form 10-Q for the quarterly period ended September 30, 2001, (Commission File No. 1-15381) filed by the Company with the Commission on November 14, 2001.

10.34

Letter dated April 5, 2001, from the Company to Mr. Bob Dale, incorporated by reference to Form 10-K for the fiscal year ended December 31, 2002, (Commission File No. 1-15381) filed by the Company with the Commission on June 19, 2003.

10.35

Letter dated April 9, 2001, from the Company to Mr. Arthur Birkins, incorporated by reference to Form 10-K for the fiscal year ended December 31, 2002, (Commission File No. 1-15381) filed by the Company with the Commission on June 19, 2003.

10.36

First Amended and Restated Receivables Purchase Agreement dated as of October 31, 2001, by and between the Company and WPS Receivables Corporation, incorporated by reference to Form 10-K for the fiscal year ended December 31, 2002, (Commission File No. 1-15381) filed by the Company with the Commission on June 19, 2003.

Exhibit Number	Description of Exhibit

10.37

First Amended and Restated Asset Interest Transfer Agreement dated as of October 31, 2001, among WPS Receivables Corporation, the Company, Blue Ridge Asset Funding Corporation, North American Capacity Insurance Company and Wachovia Bank, N.A, incorporated by reference to Form 10-K for the fiscal year ended December 31, 2002, (Commission File No. 1-15381) filed by the Company with the Commission on June 19, 2003.

10.38

Amendment Letter dated March 22, 2002, between the Company, Holcombe T. Green, Jr. and HTG Corp., incorporated by reference to Form 10-K for the fiscal year ended December 31, 2002, (Commission File No. 1-15381) filed by the Company with the Commission on June 19, 2003.

10.39

First Amendment dated as of January 14, 2002, among WPS Receivables Corporation, the company, Blue Ridge Asset Funding Corporation, North American Capacity Insurance Company and Wachovia Bank, N.A., incorporated by reference to the Form 10-Q for the quarterly period ended March 31, 2002, (Commission File No. 1-15381) filed by the Company with the Commission on May 7, 2002.

10.40

Seventh Amendment Agreement dated September 19, 2002, among WestPoint Stevens Inc., WestPoint Stevens (UK) Limited, WestPoint Stevens (Europe) Limited, Bank of America, N.A. (formerly NationsBank N.A.) as agent and the other financial institutions party thereto, incorporated by reference to the Form 8-K (Commission File No. 1-15381) filed by the Company with the Commission on September 20, 2002.

10.41

Second Amendment to First Amended and Restated Asset Interest Transfer Agreement dated January 10, 2003, among WPS Receivables Corporation, WestPoint Stevens Inc., Blue Ridge Asset Funding Corporation, North American Capacity Insurance Company and Wachovia Bank National Association, incorporated by reference to the Form 8-K (Commission File No. 1-15381) filed by the Company with the Commission on January 15, 2003.

10.42

Third Amendment to First Amended and Restated Asset Interest Transfer Agreement dated February 7, 2003, among WPS Receivables Corporation, WestPoint Stevens Inc., Blue Ridge Asset Funding Corporation, North American Capacity Insurance Company and Wachovia Bank National Association, incorporated by reference to the Form 8-K (Commission File No. 1-15381) filed by the Company with the Commission on February 11, 2003.

10.43

Loan and Security Agreement dated March 28, 2003, by and among WPS Receivables Corporation, WestPoint Stevens Inc., Congress Financial Corporation (Southern), The CIT Group/Commercial Services, Inc. and the Lenders from Time to Time Parties Hereto, incorporated by reference to the Form 8-K (Commission File No. 1-15381) filed by the Company with the Commission on April 1, 2003.

10.44

Second Amended and Restated Receivables Purchase Agreement dated as of March 28, 2003, by and between WestPoint Stevens Inc. and WPS Receivables Corporation, incorporated by reference to the Form 8-K (Commission File No. 1-15381) filed by the Company with the Commission on April 1, 2003.

10.45

Amendment Letter dated March 20, 2003, between WestPoint Stevens Inc. and M. L. Fontenot, incorporated by reference to the Form 10-K (Commission File No. 1-15381) filed by the Company with the Commission on June 30, 2003.

10.46

The First Amendment Agreement dated as of March 31, 2003, among the Company, certain of its subsidiaries, Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), as Administrative Agent and the Lenders party thereto, incorporated by reference to the Form 10-K (Commission File No. 1-15381) filed by the Company with the Commission on June 30, 2003.

10.47

Waiver Agreement dated as of March 31, 2003, among the Company, certain of its subsidiaries, Deutsche Bank Trust Company Americas (f/k/a Bankers Trust Company), as Administrative Agent and the Lenders party thereto, incorporated by reference to the Form 10-K (Commission File No. 1-15381) filed by the Company with the Commission on June 30, 2003.

10.48

Eighth Amendment and Temporary Waiver Agreement dated as of March 31, 2003, among the Company, WestPoint Stevens (UK) Limited, WestPoint Stevens (Europe) Limited, Bank of America, N.A., as Agent and the other financial institutions party thereto, incorporated by reference to the Form 10-K (Commission File No. 1-15381) filed by the Company with the Commission on June 30, 2003.

Exhibit Number	Description of Exhibit

10.49

Post-Petition Credit Agreement dated as of June 2, 2003, among WestPoint Stevens Inc. and certain of its subsidiaries, the financial institutions named therein and Bank of America, N.A. and Wachovia Bank, National Association, incorporated by reference to the Form 8-K (Commission File No. 1-15381) filed by the Company with the Commission on June 5, 2003.

10.50

Amendment No. 1 to Loan and Security Agreement dated as of April 15, 2003, by and among WPS Receivables Corporation, WestPoint Stevens Inc., Congress Financial Corporation (Southern), The CIT Group/Commercial Services, Inc. and the parties to the Loan Agreement as lenders, incorporated by reference to the Form 10-Q for the period ended June 30, 2003, (Commission File No. 1-15381) filed by the Company with the Commission on August 14, 2003.

10.51

Amendment dated as of May 30, 2003, to the $165,000,000 Credit Agreement dated as of June 29, 2001, among WestPoint Stevens Inc., certain of its Subsidiaries and Deutschebank Trust Company America (f/k/a Bankers Trust Company) in its capacity as Agent and the parties to the Loan Agreement as lenders, incorporated by reference to the Form 10-Q for the period ended June 30, 2003, (Commission File No. 1-15381) filed by the Company with the Commission on August 14, 2003.

10.52

Amendment No. 2 to Loan and Security Agreement dated as of June 1, 2003, by and among WPS Receivables Corporation, WestPoint Stevens Inc., Congress Financial Corporation (Southern), The CIT Group/Commercial Services, Inc. and the parties to the Loan Agreement as lenders, incorporated by reference to the Form 10-Q for the period ended June 30, 2003, (Commission File No. 1-15381) filed by the Company with the Commission on August 14, 2003.

10.53

Post-Petition Credit Amendment dated as of June 2, 2003, among WestPoint Stevens Inc. and certain of its subsidiaries, the financial institutions named therein and Bank of America, N.A. and Wachovia Bank, National Association, incorporated by reference to the Form 8-K (Commission File No. 1-15381) filed by the Company with the Commission on June 5, 2003.

10.54

Security Agreement dated June 2, 2003, by WestPoint Stevens Inc. and certain of its subsidiaries, the financial institutions named therein and Bank of America, N.A. in its capacity as administrative and collateral agent, incorporated by reference to the Form 10-Q for the period ended June 30, 2003 (Commission File No. 1-15381) filed by the Company with the Commission on August 14, 2003.

10.55

First Amendment to Post-Petition Credit Agreement dated June 26, 2003, among WestPoint Stevens Inc. and certain of its subsidiaries, the financial institutions named therein and Bank of America, N.A. and Wachovia Bank, National Association, incorporated by reference to the Form 10-Q for the period ended June 30, 2003 (Commission File No. 1-15381) filed by the Company with the Commission on August 14, 2003.

10.56

Separation and Settlement Agreement effective August 14, 2003, between the Company and Holcombe T. Green, Jr., incorporated by reference to the Form 8-K (Commission File No. 1-15381) filed by the Company with the Commission on August 18, 2003.

10.57

Termination Agreement dated as of August 31, 2003, by and among WPS Receivables Corporation, WestPoint Stevens Inc., the lenders party to the Loan and Security Agreement, dated March 28, 2003 and Congress Financial Corporation (Southern) as Agent for the Lenders, incorporated by reference to the Form 10-Q for the period ended September 30, 2003 (Commission File No. 1-15381) filed by the Company with the Commission on November 14, 2003.

10.58

Second Amendment to Post-Petition Credit Agreement and First Amendment to Security Agreement dated as of September 25, 2003, among WestPoint Stevens Inc. and certain of its subsidiaries, the financial institutions from time to time parties to the Credit Agreement and Bank of America, N.A. and Wachovia Bank, National Association, incorporated by reference to the Form 8-K (Commission File No. 1-15381) filed by the Company with the Commission on October 17, 2003.

10.59

Third Amendment to Post-Petition Credit Agreement dated as of September 25, 2003, among WestPoint Stevens Inc. and certain of its subsidiaries, the financial institutions from time to time parties to the Credit Agreement and Bank of America, N.A. and Wachovia Bank, National Association, incorporated by reference to the Form 8-K (Commission File No. 1-15381) filed by the Company with the Commission on October 17, 2003.

Exhibit Number	Description of Exhibit

10.60	Restated WestPoint Stevens Inc. Welfare Benefits Plan effective January 1, 2003, approved by the Company's Board of Directors on October 15, 2003.

10.61	WestPoint Stevens Inc. Key Employee Retention and Severance Program approved by the Compensation Committee of the Company's Board of Directors on September 29, 2003.

10.62	WestPoint Stevens Inc. Severance Agreement for Group 1A employees covered by the WestPoint Stevens Inc. Key Employee Retention and Severance Program.

10.63	WestPoint Stevens Inc. Severance Agreement for Group 1 employees covered by the WestPoint Stevens Inc. Key Employee Retention and Severance Program.

21	List of Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP, independent auditors.

31.1	Rule 13a-15(e) Certification of Chief Executive Officer

31.2	Rule 13a-15(e) Certification of Chief Financial Officer

32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

WESTPOINT STEVENS INC.
SCHEDULE II -- Valuation and Qualifying Accounts
(In thousands)
		Additions
	Balance at	Charged to				Balance at
	Beginning	Cost and				End of
	of Period	Expenses		Deductions		Period (3)

Year Ended December 31, 2003
Accounts receivable allowances:
Doubtful accounts	$31,728	$446		$22,228	(1)	$9,946
Cash and/or trade discounts
and returns and allowances	9,119	18,426		19,867		7,678

	$40,847	$18,872		$42,095		$17,624

Inventory reserves:
Market and obsolescence	$77,757	$(5,895)	(2)	$-		$71,862

Year Ended December 31, 2002
Accounts receivable allowances:
Doubtful accounts	$22,333	$11,534		$2,139	(1)	$31,728
Cash and/or trade discounts
and returns and allowances	11,240	19,554		21,675		9,119

	$33,573	$31,088		$23,814		$40,847

Inventory reserves:
Market and obsolescence	$73,097	$4,660	(2)	$-		$77,757

Year Ended December 31, 2001
Accounts receivable allowances:
Doubtful accounts	$11,490	$14,043		$3,200	(1)	$22,333
Cash and/or trade discounts
and returns and allowances	10,573	23,813		23,146		11,240

	$22,063	$37,856		$26,346		$33,573

Inventory reserves:
Market and obsolescence	$63,439	$9,658	(2)	$-		$73,097

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

WESTPOINT STEVENS INC.
(Registrant)

By /s/ M. L. Fontenot

M. L. Fontenot
President, Chief Executive Officer and
Chief Operating Officer

March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ M. L. Fontenot	By /s/ Lester D. Sears

M. L. Fontenot	Lester D. Sears
Director, President, Chief Executive Officer and	Senior Vice President-Finance
Chief Operating Officer	and Chief Financial Officer
(principal executive officer)	(principal financial officer)

March 15, 2004	March 15, 2004
By /s/ J. Nelson Griffith	By /s/ Hugh M. Chapman

J. Nelson Griffith	Hugh M. Chapman
Senior Vice President and Controller	Director
(principal accounting officer)

March 15, 2004	March 15, 2004
By /s/ M. Katherine Dwyer	By /s/ Joseph R. Gladden

M. Katherine Dwyer	Joseph R. Gladden
Director	Director

March 15, 2004	March 15, 2004
By /s/ J. Hicks Lanier	By /s/ John F. Sorte

J. Hicks Lanier	John F. Sorte
Director	Director

March 15, 2004	March 15, 2004