Form 10-Q
period 2004-03-31
WESTPOINT STEVENS INC
filed 2004-05-10
CIK 852952

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2004

OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 1-15381

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

Yes     X       No

Common shares outstanding at March 31, 2004:  49,897,409 shares of Common Stock, $.01 par value.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     X       No

WESTPOINT STEVENS INC.

Condensed Consolidated Balance Sheets
(In thousands)

	March 31,	December 31,
	2004	2003

	(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$7,035	$3,660
Accounts receivable	247,827	243,507
Inventories	414,255	368,620
Prepaid expenses and other current assets	26,549	32,996

Total current assets	695,666	648,783

Property, Plant and Equipment, net	604,681	616,422

Other Assets
Deferred financing fees	8,933	12,837
Other assets	1,443	1,737

	$1,310,723	$1,279,779

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Senior Credit Facility	$490,689	$490,689
Second-Lien Facility	165,000	165,000
DIP Credit Agreement	113,137	89,017
Accrued interest payable	5,923	295
Accounts payable	60,203	56,198
Pension and other accrued liabilities	136,782	111,731

Total current liabilities	971,734	912,930

Noncurrent Liabilities
Deferred income taxes	76,586	87,179
Pension and other liabilities	147,210	141,936

Total noncurrent liabilities	223,796	229,115

Liabilities Subject to Compromise	1,086,846	1,086,869

Stockholders' Equity (Deficit)	(971,653)	(949,135)

	$1,310,723	$1,279,779

See accompanying notes.

WESTPOINT STEVENS INC.

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,

	2004	2003

Net sales	$399,640	$379,263
Cost of goods sold	331,474	305,868

Gross earnings	68,166	73,395

Selling, general and administrative expenses	55,785	63,463
Restructuring and impairment charge	4,813	1,378

Operating earnings	7,568	8,554

Interest expense (contractual interest of $36,635 for
the three months ended March 31, 2004)	17,813	32,465
Other expense-net	2,830	2,505
Chapter 11 expense	8,119	-

Loss before income tax benefit	(21,194)	(26,416)

Income tax benefit	(6,315)	(9,510)

Net loss	$(14,879)	$(16,906)

Basic and diluted net loss per common share	$(.30)	$(.34)

Basic and diluted average common shares outstanding	49,897	49,852

See accompanying notes.

WESTPOINT STEVENS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2004	2003

Cash flows from operating activities:
Net loss	$(14,879)	$(16,906)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	16,656	18,885
Deferred income taxes	(6,326)	(9,474)
Changes in working capital	(21,212)	11,190
Other-net	10,105	12,330
Non-cash component of restructuring and impairment charge	-	186

Net cash provided by (used for) operating activities	(15,656)	16,211

Cash flows from investing activities:
Capital expenditures	(5,127)	(4,454)
Net proceeds from sale of assets	38	13

Net cash used for investing activities	(5,089)	(4,441)

Cash flows from financing activities:
Senior Credit Facility:
Borrowings	-	338,000
Repayments	-	(321,396)
DIP Credit Agreement:
Borrowings	207,120	-
Repayments	(183,000)	-
Trade Receivables Program	-	(26,807)

Net cash provided by (used for) financing activities	24,120	(10,203)

Net increase in cash and cash equivalents	3,375	1,567

Cash and cash equivalents at beginning of period	3,660	1,096

Cash and cash equivalents at end of period	$7,035	$2,663

See accompanying notes.

WESTPOINT STEVENS INC.

Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)
(In thousands)

		Common
		Stock
		and Capital
		in				Accumulated
		Excess of				Other
	Common	Par	Treasury Stock		Accumulated	Comprehensive	Unearned

	Shares	Value	Shares	Amount	Deficit	Income (Loss)	Compensation	Total

Balance, January 1, 2004	71,100	$404,399	(21,202)	$(416,133)	$(827,042)	$(110,359)	$-	$(949,135)

Comprehensive income (loss):
Net loss	-	-	-	-	(14,879)	-	-	(14,879)
Foreign currency translation adjustment	-	-	-	-	-	(55)	-	(55)
Cash flow hedges:
Net derivative losses, net of tax benefit of $4,267	-	-	-	-	-	(7,584)	-	(7,584)

Comprehensive income (loss)								(22,518)

Balance, March 31, 2004	71,100	$404,399	(21,202)	$(416,133)	$(841,921)	$(117,998)	$-	$(971,653)

See accompanying notes.

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for WestPoint Stevens Inc. (the "Company") for the year ended December 31, 2003.

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

The DIP Credit Agreement consists of revolving credit loans of up to $300 million (with a sublimit of $75 million for letters of credit) with an initial term of one year and maturity date of June 2, 2004.  At its option, the Company may extend the term for up to two successive periods of six months each.  On April 28, 2004 the Company exercised its first option to extend the DIP Credit Agreement for an additional six month period, revising the maturity date to December 2, 2004.

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

During the third quarter of 2003, the Company's DIP Credit Agreement was amended primarily to modify the minimum EBITDA covenant, add a minimum availability covenant, permit certain restructuring, impairment and other charges and modify other miscellaneous provisions.  At March 31, 2004, the Company was in compliance with its covenants under the DIP Credit Agreement.

There can be no assurance, however, that the Company will be able to continue to comply with the debt covenants or that, if it fails to do so, it will be able to obtain amendments to or waivers of such covenants.  Failure of the Company to comply with covenants contained in its DIP Credit Agreement, if not waived, or to adequately service debt obligations, could result in a default under the DIP Credit Agreement.  Any default under the Company's DIP Credit Agreement, particularly any default that results in acceleration of indebtedness or foreclosure on collateral, could have a material adverse effect on the Company.

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

Since the Petition Date, the Debtors have conducted business in the ordinary course. Management is in the process of stabilizing the business of the Debtors and evaluating their operations as part of the development of a chapter 11 plan of reorganization.  The Debtors intend to seek the requisite acceptance of the plan of reorganization by security holders and confirmation of the plan by the Bankruptcy Court, all in accordance with the applicable provisions of the Bankruptcy Code. During the pendency of the chapter 11 case, the Debtors may, with Bankruptcy Court approval, sell assets and settle liabilities, including for amounts other than those reflected in the financial statements.  The

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

2.  Chapter 11 Filing--Continued

administrative and reorganization expenses resulting from the chapter 11 case will unfavorably affect the Debtors' results of operations.  Future results of operations may also be adversely affected by other factors related to the chapter 11 case.

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

The Company's consolidated financial statements included elsewhere in this Quarterly Report are presented in accordance with AICPA Statement of Position 90-7 ("Financial Reporting by Entities in Reorganization Under the Bankruptcy Code") ("SOP 90-7"). In the chapter 11 case, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties. For financial reporting purposes, the categories of liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the chapter 11 case and classified as Liabilities Subject to Compromise in the consolidated balance sheets under SOP 90-7 are identified below (in thousands):

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

2.  Chapter 11 Filing--Continued

Basis of Presentation--Continued

	March 31,	December 31,
	2004	2003

Senior Notes due 2005 and 2008:
Senior Notes outstanding	$1,000,000	$1,000,000
Related accrued interest	36,130	36,130
Related deferred financing fees (less accumulated
amortization of $14,682 and $14,052, respectively)	(6,534)	(7,164)

Total	1,029,596	1,028,966
Accounts payable	30,163	30,700
Pension liabilities	8,394	8,394
Other accrued liabilities	18,693	18,809

Total	$1,086,846	$1,086,869

The ultimate amount of and settlement terms for the Company's pre-bankruptcy liabilities are subject to the ultimate outcome of its chapter 11 case and, accordingly, are not presently determinable. Pursuant to SOP 90-7, professional fees associated with the chapter 11 case are expensed as incurred and reported as reorganization costs (chapter 11 expenses). Also, interest expense will be reported only to the extent that it will be paid during the pendency of the chapter 11 case or that it is probable that it will be an allowed claim.  During 2003, the Company recognized charges of $31.5 million for chapter 11 expenses, consisting of $4.9 million related to the early termination of the Company's Trade Receivables Program, $1.3 million in severance associated with the resignation of the Company's former Chairman and Chief Executive Officer, $7.6 million for performance bonuses under a court approved Key Employee Retention Program, $3.6 million related to the amortization of fees associated with the DIP Credit Agreement and $14.1 million related to fees payable to professionals retained to assist with the chapter 11 case.  During the first three months of 2004, the Company recognized charges of $8.1 million for chapter 11 expenses, consisting of $0.1 million in severance associated with the resignation of the Company's former Chairman and Chief Executive Officer, $3.1 million for performance bonuses under a court approved Key Employee Retention Program, $1.3 million related to the amortization of fees associated with the DIP Credit Agreement and $3.6 million related to fees payable to professionals retained to assist with the chapter 11 case.

Assets of the Company's subsidiaries currently excluded from the bankruptcy case total $9.4 million and $9.8 million as of March 31, 2004 and December 31, 2003, or 0.7% and 0.8% of the Company's consolidated assets, respectively.  Revenues of the subsidiaries totaled $5.1 million for the three months ended March 31, 2004, or 1.3% of the Company's consolidated revenues, and revenues of the subsidiaries totaled $34.6 million for the year ended December 31, 2003, or 2.1% of the Company's consolidated revenues.

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

Inventories consisted of the following (in thousands of dollars):

	March 31,	December 31,
	2004	2003

Finished goods	$185,222	$144,613
Work in process	179,275	176,062
Raw materials and supplies	49,758	47,945
LIFO reserve	-	-

	$414,255	$368,620

4.  Indebtedness and Financial Arrangements

Indebtedness is as follows (in thousands of dollars):

	March 31,	December 31,
	2004	2003

Short-term indebtedness
Senior Credit Facility	$490,689	$490,689
Second-Lien Facility	165,000	165,000
DIP Credit Agreement	113,137	89,017

	$768,826	$744,706

Short-term indebtedness classified as liabilities subject to compromise
7-7/8% Senior Notes due 2005	$525,000	$525,000
7-7/8% Senior Notes due 2008	475,000	475,000

	$1,000,000	$1,000,000

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

4.  Indebtedness and Financial Arrangements--Continued

The DIP Credit Agreement consists of revolving credit loans of up to $300 million (with a sublimit of $75 million for letters of credit) with an initial term of one year and maturity date of June 2, 2004.  At its option, the Company may extend the term for up to two successive periods of six months each.  On April 28, 2004 the Company exercised its first option to extend the DIP Credit Agreement for an additional six month period, revising the maturity date to December 2, 2004.  At March 31, 2004, borrowing availability under the DIP Credit Agreement was $133.6 million and consisted of a calculated borrowing base of $313.2 million (limited to the maximum commitment of $300 million) less outstanding loans of $113.1 million, outstanding letters of credit of $48.3 million and other reserves of $5.0 million.  (See Note 2 where the DIP Credit Agreement is discussed further.)

During the third quarter of 2003, the Company's DIP Credit Agreement was amended primarily to modify the minimum EBITDA covenant, add a minimum availability covenant, permit certain restructuring, impairment and other charges and modify other miscellaneous provisions.  At March 31, 2004, the Company was in compliance with its covenants under the DIP Credit Agreement.

At March 31, 2004, the Company's Senior Credit Facility with certain lenders (collectively, the "Banks") consisted of a $599.6 million revolving credit facility ("Revolver") subject to interim facility limitations, with a Revolver maturity date of November 30, 2004.  Effective with the chapter 11 filing, additional borrowings under the Senior Credit Facility are no longer available to the Company.  On February 1, 2004, the revolver commitment decreased $17.5 million as a result of a scheduled commitment reduction.  Under the Senior Credit Facility, there was approximately $2.8 million of outstanding letters of credit at March 31, 2004.

Effective March 31, 2003, the Senior Credit Facility was amended primarily to provide for an interim facility limitation and to add an unused commitment fee.  At the option of the Company and effective with the March 31, 2003 amendment to the Senior Credit Facility, interest under the Senior Credit Facility was payable monthly, either at the prime rate plus 5.25% or LIBOR plus 7.00%, compared to prime rate plus 2.75%, or LIBOR plus 4.50% in effect at December 31, 2002.  Prior to the chapter 11 filing, the Company was obligated to pay a facility fee in an amount equal to 0.50% of each Bank's commitment under the Revolver, and an unused commitment fee in an amount equal to 1.00% of the difference between the revolver commitment and the daily outstanding loans and letters of credit.  Effective with the chapter 11 filing, the Company is no longer obligated to pay a facility fee or an unused commitment fee for the Senior Credit Facility.  The loans under the Senior Credit Facility are secured by the pledge of all the stock of the Company's material subsidiaries and a first priority lien on substantially all of the assets of the Company.

The Company has a $165.0 million Second-Lien Senior Credit Facility ("Second-Lien Facility") with a maturity date of February 28, 2005.  Effective with the Company's chapter 11 filing, interest under the Second-Lien Facility is payable monthly, as opposed to quarterly prior to the filing, at an interest rate of prime plus 8% increasing each quarter after June 30, 2002, by .375% but in no event less than 15%.  Loans under the Second-Lien Facility are secured by a second priority lien on the assets securing the existing Senior Credit Facility.

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

The Company's credit agreements contain a number of customary covenants including, among others, restrictions on the incurrence of indebtedness, transactions with affiliates, and certain asset dispositions as well as limitations on restricted debt and equity payments and capital expenditures.  Certain provisions require the Company to maintain certain financial ratios, a minimum interest coverage ratio, a minimum debt to EBITDA ratio, a minimum EBITDA, a minimum consolidated net worth (as defined) and a minimum availability.  The Company can no longer make restricted debt and equity payments.  At March 31, 2004, the Company was in compliance with its covenants under the DIP Credit Agreement but was not in compliance with the covenants under its various other credit agreements, primarily as a result of the chapter 11 filing and failure to meet certain financial covenants.

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

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5.  Restructuring, Impairment and Other Charges

In 2000, the Company announced that its Board of Directors had approved the new Eight-Point Plan, which was created to be the guiding discipline for the Company in a global economy.  The Board also approved a pretax charge for restructuring, impairment and other charges to cover the initial cost of implementing the Eight-Point Plan that is designed to streamline operations and improve profitability.  The Eight-Point Plan addresses the following points: 1) expand brands; 2) explore new licensing opportunities; 3) rationalize manufacturing; 4) reduce overhead; 5) increase global sourcing; 6) improve inventory utilization; 7) enhance supply chain and logistics; and 8) improve capital structure.

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

The cost of the manufacturing and retail store rationalization and certain overhead reduction costs were reflected in a restructuring and impairment charge of $6.6 million, before taxes, in 2002, a restructuring and impairment charge of $12.6 million, before taxes, in 2003 and a restructuring and impairment charge of $0.2 million, before taxes, in the first three months of 2004.  The components of the restructuring and impairment charge in 2002 included $4.4 million for the impairment of fixed assets and $2.2 million in reserves to cover cash expenses related primarily to severance benefits.  The components of the restructuring and impairment charge in 2003 included $7.0 million for the impairment of fixed assets and $5.6 million in reserves to cover cash expenses related to severance benefits of $5.2 million and other exit costs.  The components of the restructuring and impairment charge in the first three months of 2004 included $0.2 million in reserves to cover cash expenses related to severance benefits.

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5.  Restructuring, Impairment and Other Charges--Continued

During 2002 and 2003 as a result of restructuring initiatives, the Company has terminated and agreed to pay severance (including continuing termination benefits) to approximately 500 employees.

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):
		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2002 Restructuring and Impairment Charge:
Third Quarter	$4.3	$1.6	$-	$5.9
Fourth Quarter	0.1	0.5	0.1	0.7

Total 2002 Charge	4.4	2.1	0.1	6.6

2003 Restructuring and Impairment Charge:
First Quarter	0.2	0.8	0.4	1.4
Second Quarter	6.8	4.3	0.8	11.9
Third Quarter	0.8	0.2	-	1.0
Fourth Quarter	(0.8)	(0.1)	(0.8)	(1.7)

Total 2003 Charge	7.0	5.2	0.4	12.6

2004 Restructuring and Impairment Charge:
First Quarter	-	0.2	-	0.2

Writedown Assets to Net Recoverable Value	(11.4)	-	-	(11.4)
2002 Cash Payments	-	(1.5)	-	(1.5)
2003 Cash Payments	-	(4.6)	(0.4)	(5.0)
2004 Cash Payments	-	(0.5)	-	(0.5)

Balance at March 31, 2004	$-	$0.9	$0.1	$1.0

During 2002, other costs of the restructuring initiatives of $11.6 million, before taxes, were recognized consisting of inventory writedowns of $10.5 million primarily related to the rationalization of its retail stores division and other expenses of $1.1 million, consisting primarily of related unabsorbed overhead, all reflected in cost of goods sold.  During 2003, other costs of the restructuring initiatives of $16.0 million, before taxes, were recognized consisting of inventory writedowns of $8.4 million primarily related to the closure of its foreign subsidiary and the rationalization of its retail stores division, accounts receivable writedowns for claims of $1.4 million related to the closure of its foreign subsidiary and other expenses of $6.2 million, consisting primarily of $4.1 million of related unabsorbed overhead, $1.2 million for the relocation of machinery and other expenses of $0.9 million, all reflected in cost of goods sold.  During the first three months of 2004, other costs of the restructuring initiatives of $0.2 million, before taxes, were recognized for relocation of machinery, all reflected in cost of goods sold.

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

The cost of the manufacturing rationalization was reflected in a restructuring and impairment charge of $37.0 million, before taxes, in 2003 and a restructuring and impairment charge of $4.6 million, before taxes, in the first three months of 2004.  The restructuring and impairment charge in 2003 reflected the impairment of fixed assets.  The components of the restructuring and impairment charge in the first three months of 2004 included $4.6 million in reserves to cover cash expenses related to severance benefits.

During 2004 and as a result of restructuring initiatives, the Company has terminated and agreed to pay severance (including continuing termination benefits) to approximately 500 employees.

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2003 Restructuring and Impairment Charge:
Fourth Quarter	$37.0	$-	$-	$37.0

2004 Restructuring and Impairment Charge:
First Quarter	-	4.6	-	4.6

Writedown Assets to Net Recoverable Value	(37.0)	-	-	(37.0)
2004 Cash Payments	-	(0.7)	-	(0.7)

Balance at March 31, 2004	$-	$3.9	$-	$3.9

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5.  Restructuring, Impairment and Other Charges--Continued

During 2003, other costs of the restructuring initiatives of $1.4 million, before taxes, were recognized consisting of inventory writedowns of $1.0 million and other expenses of $0.4 million, consisting of related unabsorbed overhead.  During the first three months of 2004, other costs of the restructuring initiatives of $2.8 million, before taxes, were recognized consisting primarily of $2.6 million of related unabsorbed overhead and $0.2 million for the relocation of machinery.

6.  Comprehensive Income (Loss)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended
	March 31,

	2004	2003

Net loss	$(14,879)	$(16,906)
Foreign currency translation adjustment	(55)	776
Gain (loss) on derivative instruments, net of tax:
Net changes in fair value of derivatives	(8,547)	646
Net (gains) losses reclassified from other comprehensive income into earnings	963	(1,820)

Comprehensive income (loss)	$(22,518)	$(17,304)

7.  Deferred Financing Fees

Amendment fees and transaction fees related to the Company's various credit agreements are capitalized in the period incurred and amortized over the remaining term of the facility.  Included in Other expense-net in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2004, is the amortization of deferred financing fees of $3.2 million compared with $2.6 million for the three months ended March 31, 2003, related to the Company's credit facilities other than the DIP Credit Agreement.  Deferred financing fees related to the DIP Credit Agreement are included in chapter 11 expenses and totaled $1.3 million for the three months ended March 31, 2004.

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

8.  Employee Benefit Plans

Pension Plans

The Company has defined benefit pension plans covering essentially all employees.  Benefits are based on years of service and compensation, and the Company's practice is to fund amounts that are required by the Employee Retirement Income Security Act of 1974.  The Company uses December 31 as the measurement date of its defined benefit pension plans.

The following table sets forth data for the Company's pension plans (in thousands of dollars):

	Three Months Ended March 31,

	2004	2003

Components of net periodic pension cost (benefit):
Service cost	$2,329	$2,116
Interest cost	5,806	5,927
Expected return on plan assets	(5,400)	(5,161)
Net amortization	2,696	2,620

Net periodic pension expense	$5,431	$5,502

Based on actuarial information available at December 31, 2003, the Company estimates that contributions to its pension plans in 2004 will total approximately $24.9 million, reflecting both quarterly and annually required contributions.

Other Post-Retirement Benefit Plans

In addition to sponsoring defined benefit pension plans, the Company sponsors various post-retirement plans that provide health care and life insurance benefits to certain current and future retirees.  All such post-retirement benefit plans are unfunded. The Company uses December 31 as the measurement date of its post-retirement plans.

Net periodic post-retirement benefit plans expense is not material during the three-month periods ended March 31, 2004 and 2003.

9.  Litigation and Contingent Liabilities

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
(Unaudited)

9.  Litigation and Contingent Liabilities--Continued

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
(Unaudited)

9.  Litigation and Contingent Liabilities--Continued

By agreements between the parties, the Clark and Hemmer actions were both stayed pending entry of final judgment by the court in the Geller action.  As with the Geller action, the Clark and Hemmer actions were also stayed due to the Company's bankruptcy filing.

The Company has been informed by counsel that its insurance carrier has reached an agreement in principle to settle the Clark and Hemmer actions at no cost to the Company, subject to definitive documentation and approvals of the court and the Bankruptcy Court.

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
(Unaudited)

9.  Litigation and Contingent Liabilities--Continued

The Company and its subsidiaries are involved in various other legal proceedings, both as plaintiff and as defendant, which are normal to its business.  It is the opinion of management that the aforementioned actions and claims, if determined adversely to the Company, will not have a material adverse effect on the financial condition or operations of the Company taken as a whole.

10.  Stock Options

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure.  SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting, to require disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS No. 148's amendments of the transition and annual disclosure requirements of SFAS No. 123 are effective for fiscal years ending after December 15, 2002.  The Company has adopted SFAS No. 148 through continued application of the intrinsic value method prescribed in APB No. 25, and related interpretations, and enhanced financial statement disclosures of the effect on net income (loss) and earnings (loss) per share if fair value provisions of SFAS No. 148 had been applied.

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

10.  Stock Options--Continued

At March 31, 2004, the Company had several stock-based compensation plans, which are described in Note 7 -- Stockholders' Equity (Deficit) of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for fiscal 2003.  As discussed above, the Company applies APB No. 25, and related interpretations in accounting for its plans.  Accordingly, no compensation cost has been recognized for its stock incentive plan.  Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method established in SFAS No. 123 as amended by SFAS No. 148, the Company's net income (loss) and earnings (loss) per common share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended
	March 31,

	2004	2003

Net loss as reported	$(14,879)	$(16,906)

Total stock-based compensation
expenses determined under
fair-value based method for
all awards, net of tax	(703)	(650)

Pro forma net loss	$(15,582)	$(17,556)

Basic and diluted loss per common share:
As reported	$(.30)	$(0.34)
Pro forma	$(.31)	$(0.35)

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

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

11.  New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (the "FASB") released Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46").  FIN 46 requires that all primary beneficiaries of Variable Interest Entities ("VIE") consolidate that entity.  FIN 46 is effective immediately for VIEs created after January 31, 2003, and to VIEs to which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise holds a variable interest it acquired before February 1, 2003.  In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and defer to the effective date of implementation for certain entities.  Under the guidance of FIN 46R, entities that do not have interests in structures that are commonly referred to as special purpose entities are required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004.  The Company has not identified any interests in special purpose entities applicable to the provisions of this statement in applying the provisions of FIN 46R in the first quarter 2004 financial statements.

WESTPOINT STEVENS INC.

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations

Chapter 11 Case

As disclosed in Note 2, on June 1, 2003, the Company and several of its subsidiaries each commenced with the Bankruptcy Court a voluntary case under chapter 11 of the Bankruptcy Code.  The Bankruptcy Code prevents creditors and other parties in interest from taking certain actions, including enforcement actions, against the Debtors, without first obtaining prior approval of the Bankruptcy Court.  In addition, the Company has entered into the DIP Credit Agreement, which is more fully described below.  On August 28, 2003, one of the Company's foreign subsidiaries, WestPoint Stevens (Europe) Ltd., commenced an insolvency proceeding in the United Kingdom and is in the process of being closed and liquidated.

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States on a going concern basis.  Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business.  The Company is currently operating as a debtor in possession under chapter 11 of the Bankruptcy Code, and its continuation as a going concern is contingent upon, among other things, the confirmation by the Bankruptcy Court of a chapter 11 plan of reorganization and its ability to comply with the DIP Credit Agreement, return to profitability, generate sufficient cash flows from operations and obtain financing sources to meet future obligations.  There is no assurance that the Company will be able to achieve any of these results.  The Company's consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

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

Basis of Presentation

The Company's consolidated financial statements are presented in accordance with AICPA Statement of Position 90-7 ("Financial Reporting by Entities in Reorganization Under the Bankruptcy Code") ("SOP 90-7").  In the chapter 11 case, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization which must be confirmed by the Bankruptcy Court after submission to any required vote by affected parties.  For financial reporting purposes, the categories of liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the chapter 11 case have been classified as Liabilities Subject to Compromise in the consolidated balance sheets.  The ultimate amount of and settlement terms for the

WESTPOINT STEVENS INC.

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Basis of Presentation--Continued

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

Senior Credit Facility and Second-Lien Facility Amendments

Effective March 31, 2003, the Company's Senior Credit Facility was amended primarily to provide for an interim facility limitation and to add an unused commitment fee.  At the option of the Company and effective with the March 31, 2003 amendment to the Senior Credit Facility, interest under the Senior Credit Facility was payable monthly, either at the prime rate plus 5.25% or at LIBOR plus 7.00%, compared to prime rate plus 2.75% or LIBOR plus 4.50% in effect at December 31, 2002.  Effective with the chapter 11 filing, loans under the Senior Credit Facility are no longer available to the Company.  Prior to the Petition Date, the Company was also obligated to pay a facility fee in an amount equal to 0.50% of each Bank's commitment under the Revolver, and an unused commitment fee in an amount equal to 1.00% of the difference between the revolver commitment and the daily outstanding loans and letters of credit.  As of the Petition Date, the Company is no longer obligated to pay a facility fee or an unused commitment fee for the Senior Credit Facility.

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

DIP Credit Agreement

The Company is a party to the DIP Credit Agreement which provides a facility consisting of revolving credit loans of up to $300 million (with a sublimit of $75 million for letters of credit) with an initial term of one year and maturity date of June 2, 2004.  At its option, the Company may extend the term for up to two successive periods of six months each.  On April 28, 2004 the Company exercised its first option to extend the DIP Credit Agreement for an additional six month period, revising the maturity date to December 2, 2004.

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

During the third quarter of 2003, the Company's DIP Credit Agreement was amended primarily to modify the minimum EBITDA covenant, add a minimum availability covenant, permit certain restructuring, impairment and other charges and modify other miscellaneous provisions.  At March 31, 2004, the Company was in compliance with its covenants under the DIP Credit Agreement.

There can be no assurance, however, that the Company will be able to continue to comply with the debt covenants or that, if it fails to do so, it will be able to obtain amendments to or waivers of such covenants.  Failure of the Company to comply with covenants contained in its DIP Credit Agreement, if not waived, or to adequately service debt obligations, could result in a default under the DIP Credit Agreement.  Any default under the Company's DIP Credit Agreement, particularly any default that results in acceleration of indebtedness or foreclosure on collateral, could have a material adverse effect on the Company.

WESTPOINT STEVENS INC.

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Restructuring, Impairment, and Other Charges

In 2000, the Company announced that its Board of Directors had approved the new Eight-Point Plan, which was created to be the guiding discipline for the Company in a global economy.  The Board also approved a pretax charge for restructuring, impairment and other charges to cover the initial cost of implementing the Eight-Point Plan that is designed to streamline operations and improve profitability.  The Eight-Point Plan addresses the following points: 1) expand brands; 2) explore new licensing opportunities; 3) rationalize manufacturing; 4) reduce overhead; 5) increase global sourcing; 6) improve inventory utilization; 7) enhance supply chain and logistics; and 8) improve capital structure.

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

The cost of the manufacturing and retail store rationalization and certain overhead reduction costs were reflected in a restructuring and impairment charge of $6.6 million, before taxes, in 2002, a restructuring and impairment charge of $12.6 million, before taxes, in 2003 and a restructuring and impairment charge of $0.2 million, before taxes, in the first three months of 2004.  The components of the restructuring and impairment charge in 2002 included $4.4 million for the impairment of fixed assets and $2.2 million in reserves to cover cash expenses related primarily to severance benefits.  The components of the restructuring and impairment charge in 2003 included $7.0 million for the impairment of fixed assets and $5.6 million in reserves to cover cash expenses related to severance benefits of $5.2 million and other exit costs.  The components of the restructuring and impairment charge in the first three months of 2004 included $0.2 million in reserves to cover cash expenses related to severance benefits.

WESTPOINT STEVENS INC.

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Restructuring, Impairment and Other Charges--Continued

During 2002 and 2003 as a result of restructuring initiatives, the Company has terminated and agreed to pay severance (including continuing termination benefits) to approximately 500 employees.

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):
		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2002 Restructuring and Impairment Charge:
Third Quarter	$4.3	$1.6	$-	$5.9
Fourth Quarter	0.1	0.5	0.1	0.7

Total 2002 Charge	4.4	2.1	0.1	6.6

2003 Restructuring and Impairment Charge:
First Quarter	0.2	0.8	0.4	1.4
Second Quarter	6.8	4.3	0.8	11.9
Third Quarter	0.8	0.2	-	1.0
Fourth Quarter	(0.8)	(0.1)	(0.8)	(1.7)

Total 2003 Charge	7.0	5.2	0.4	12.6

2004 Restructuring and Impairment Charge:
First Quarter	-	0.2	-	0.2

Writedown Assets to Net Recoverable Value	(11.4)	-	-	(11.4)
2002 Cash Payments	-	(1.5)	-	(1.5)
2003 Cash Payments	-	(4.6)	(0.4)	(5.0)
2004 Cash Payments	-	(0.5)	-	(0.5)

Balance at March 31, 2004	$-	$0.9	$0.1	$1.0

During 2002, other costs of the restructuring initiatives of $11.6 million, before taxes, were recognized consisting of inventory writedowns of $10.5 million primarily related to the rationalization of its retail stores division and other expenses of $1.1 million, consisting primarily of related unabsorbed overhead, all reflected in cost of goods sold.  During 2003, other costs of the restructuring initiatives of $16.0 million, before taxes, were recognized consisting of inventory writedowns of $8.4 million primarily related to the closure of its foreign subsidiary and the rationalization of its retail stores division, accounts receivable writedowns for claims of $1.4 million related to the closure of its foreign subsidiary and other expenses of $6.2 million, consisting primarily of $4.1 million of related unabsorbed overhead, $1.2 million for the relocation of machinery and other expenses of $0.9 million, all reflected in cost of goods sold.  During the first three months of 2004, other costs of the restructuring initiatives of $0.2 million, before taxes, were recognized for relocation of machinery, all reflected in cost of goods sold.

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

The cost of the manufacturing rationalization was reflected in a restructuring and impairment charge of $37.0 million, before taxes, in 2003 and a restructuring and impairment charge of $4.6 million, before taxes, in the first three months of 2004.  The restructuring and impairment charge in 2003 reflected the impairment of fixed assets.  The components of the restructuring and impairment charge in the first three months of 2004 included $4.6 million in reserves to cover cash expenses related to severance benefits.

During 2004 and as a result of restructuring initiatives, the Company has terminated and agreed to pay severance (including continuing termination benefits) to approximately 500 employees.

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2003 Restructuring and Impairment Charge:
Fourth Quarter	$37.0	$-	$-	$37.0

2004 Restructuring and Impairment Charge:
First Quarter	-	4.6	-	4.6

Writedown Assets to Net Recoverable Value	(37.0)	-	-	(37.0)
2004 Cash Payments	-	(0.7)	-	(0.7)

Balance at March 31, 2004	$-	$3.9	$-	$3.9

WESTPOINT STEVENS INC.

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Restructuring, Impairment and Other Charges--Continued

During 2003, other costs of the restructuring initiatives of $1.4 million, before taxes, were recognized consisting of inventory writedowns of $1.0 million and other expenses of $0.4 million, consisting of related unabsorbed overhead.  During the first three months of 2004, other costs of the restructuring initiatives of $2.8 million, before taxes, were recognized consisting primarily of $2.6 million of related unabsorbed overhead and $0.2 million for the relocation of machinery.

Executive Summary

     Overview

The Company operates exclusively in the home fashions industry and recognizes revenue primarily through the sale of Home Fashion products to a variety of retail and institutional customers.  The Company also operates 37 retail outlets that sell home fashion products including but not limited to WestPoint Stevens' home fashion products.  In addition, the Company receives a small portion of its revenues through the licensing of its trade names.

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

          Growth of Imports

The easing of trade restrictions over time has led to growing competition from low priced imported product.  This issue will be amplified by the projected lifting of import quotas in the year 2005.  Imported sheets and towels have captured 44% and 54% respectively of the U.S. market according to U.S. Census data for 2003.  Domestic suppliers, including the Company, have contributed to the import total by buying product overseas for resale domestically.  Approximately 22% of the Company's 2003 sales were of imported goods.  The Company has recently closed four domestic manufacturing facilities in favor of importing those products.

WESTPOINT STEVENS INC.

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Executive Summary--Continued

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

          Raw Material Pricing and Availability

Textile profitability is affected more by raw material pricing than any other single variable.  A one-cent per pound change in cotton pricing can have an enormous effect on product profitability.  Over the past three years the price of cotton has varied by as much as twenty cents per pound, both up and down.  The Company employs a hedging strategy to smooth the volatility of the cotton market and to reduce uncertainty in costing.  Other raw materials are down and feathers for pillows and comforters and also polyester for sheeting and pillows.  Down and feathers are generally imported from China.  Pricing is subject to vacillations in supply caused by any number of things.  Polyester prices vary with the price of petroleum.

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

WESTPOINT STEVENS INC.

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Results of Operations

The table below is a summary of the Company's operating results for the three months ended March 31, 2004 and March 31, 2003 (in millions of dollars).

	Three Months Ended
	March 31,

	2004	2003

Net sales	$399.6	$379.3

Gross earnings	$68.2	$73.4

Restructuring and impairment charge	$4.8	$1.4

Operating earnings	$7.6	$8.6

Interest expense	$17.8	$32.5

Other expense-net	$2.8	$2.5

Chapter 11 expenses	$8.1	-

Loss before taxes	$(21.2)	$(26.4)

Net loss	$(14.9)	$(16.9)

Gross margin	17.1%	19.4%
Operating margin	1.9%	2.3%

WESTPOINT STEVENS INC.

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Results of Operations: Three Months Ended March 31, 2004 Compared to
Three Months Ended March 31, 2003

Net Sales.  Net sales for the three months ended March 31, 2004 increased $20.4 million, or 5.4% to $399.6 million compared with net sales of $379.3 million for the three months ended March 31, 2003.  As a result of a strengthening economy, improvement in overall retail sales led to improved sales performance for the Company with increases in sales across all distribution channels, with the exception of department stores, coupled with sales increases in all major product categories.  This more than offset sales declines at the Company's retail stores due to store closings, and the absence of European sales due to its impending liquidation.

For the three months ended March 31, 2004, bed products sales were $233.2 million compared with $214.6 million for the same period in 2003; bath products sales were $141.1 million compared with $128.0 million for the same period in 2003; and other sales (consisting primarily of sales from the Company's mill stores and foreign operations) were $25.3 million compared with $36.7 million for the same period in 2003.

Gross Earnings/Margins.  Gross earnings for the three months ended March 31, 2004 decreased $5.2 million, or 7.1%, to $68.2 million compared with $73.4 million for the same period of 2003, and reflect gross margins of 17.1% in 2004 versus 19.4% in 2003.  Gross earnings and margins decreased primarily as a result of a less profitable mix of revenues, and increased raw material costs that more than offset improved manufacturing efficiencies due to better running schedules and price increases implemented during the quarter.  Included in the cost of goods sold in the first quarter of 2004 are charges associated with recent restructuring initiatives of $3.0 million, the majority of which reflects costs for unabsorbed overhead at affected facilities and equipment relocation versus $2.9 million in 2003 which reflected costs for unabsorbed overhead at affected facilities and inventory write-offs primarily related to the rationalization of the retail stores division.

Operating Earnings/Margins.  Selling, general and administrative expenses decreased  $7.7 million, or 12.1%, in the first quarter of 2004 to $55.8 million compared with $63.5 million in the same period of last year, and as a percentage of net sales represent 14.0% in the 2004 period and 16.7% in the 2003 period.  The decrease in selling, general and administrative expenses in the first quarter of 2004 and as a percentage of sales was due to elimination of expenses as a result of the rationalization of the retail stores division and the elimination of the European operations as well as the absence of fees associated with the Trade Receivables Facility which was terminated in July of 2003.

Operating earnings for the first quarter of 2004 decreased 11.5% to $7.6 million, or 1.9% of sales, compared with operating earnings of $8.6 million, or 2.3% of sales, for the same period in 2003.  Operating earnings for the three months ended March 31, 2004, included a separate line item for restructuring and impairment charges to reflect $4.8 million in severance benefits and other exit costs in addition  to charges associated with  recent restructuring  initiatives of $3.0 million, the majority of

WESTPOINT STEVENS INC.

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Results of Operations: Three Months Ended March 31, 2004 Compared to
Three Months Ended March 31, 2003--Continued

Operating Earnings/Margins--Continued
which reflects costs for unabsorbed overhead at affected facilities and equipment relocation.  For the three months ended March 31, 2003, operating earnings included a separate line item for restructuring and impairment charges to reflect $1.4 million primarily in severance and other exit costs in addition to charges associated with restructuring initiatives of $2.9 million which reflected costs for unabsorbed overhead at affected facilities and inventory write-offs primarily related to the rationalization of the retail stores division.

Interest Expense.  Interest expense for the three months ended March 31, 2004 of $17.8 million decreased $14.7 million compared with interest expense of $32.5 million for the three months ended March 31, 2003.  Effective with the Company's Chapter 11 filing, interest is no longer accrued on the Senior Notes due 2005 and 2008, the impact of which was $18.8 million in the first quarter of 2004.  The decrease in interest expense was partially offset by higher interest rates on the Company's variable rate bank debt for 2004 compared with corresponding 2003 average interest rates and higher debt levels compared with corresponding 2003 outstanding debt.

Other Expense-Net. Other expense-net in the first quarter of 2004 of $2.8 million consisted primarily of the amortization of deferred financing fees of $3.2 million, less certain miscellaneous income items compared with other expense-net in the first quarter of 2003 of $2.5 million, that consisted primarily of amortization of deferred financing fees of $2.6 million, less certain miscellaneous income items.

Chapter 11 Expenses.  The Company recognized $8.1 million in bankruptcy reorganization related expenses in the first quarter of 2004 consisting primarily of $1.3 million related to amortization of fees associated with the DIP Credit Agreement, $0.1 million in severance associated with the resignation of the Company's former Chairman and Chief Executive Officer, $3.1 million for performance bonuses under a court approved Key Employee Retention Plan and $3.6 million related to fees payable to professionals retained to assist with the Chapter 11 proceedings.

Income Tax Expense (Benefit).  In the first three months of 2004 and 2003, the Company recorded a tax benefit of $6.3 million and $9.5 million, respectively.  The Company's effective tax rate was 29.8% in 2004 and 36% in 2003.  The decrease in the effective tax rate was due primarily to non-deductible items related to the Company's chapter 11 expenses.

Net Income.  Net income for the first quarter of 2004 was a loss of $14.9 million or a loss of $0.30 per share diluted, compared with a loss of $16.9 million or a loss of $0.34 per share diluted, for the same period in 2003.  Included in net loss for the three months ended March 31, 2004 were costs related to restructuring initiatives, net of taxes, of $5.0 million, or $0.10 loss per diluted share, as previously discussed versus costs related to restructuring initiatives, net of taxes, in the year ago period of $2.7 million, or $0.06 loss per diluted share.

WESTPOINT STEVENS INC.

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Net Income--Continued
Diluted per share amounts are based on 49.9 million average shares outstanding for both 2004 and 2003.

Effects of Inflation

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on its sales or profitability.

Liquidity and Capital Resources

So long as the Company remains under the protection of chapter 11 of the Bankruptcy Code, its principal sources of liquidity are expected to be cash generated from its operations and funds available under the DIP Credit Agreement.  The maximum commitment under the DIP Credit Agreement is $300 million.  At March 31, 2004, borrowing availability under the DIP Credit Agreement was $133.6 million and consisted of a calculated borrowing base of $313.2 million (limited to the maximum commitment of $300 million) less outstanding loans of $113.1 million, outstanding letters of credit of $48.3 million and other reserves of $5.0 million.  For additional information about the DIP Credit Agreement, see "-- DIP Credit Agreement" above.

During the pendency of its chapter 11 case, the Company's principal uses of cash will be administrative expenses of the chapter 11 case, operating expenses, capital expenditures and debt service (including both interest payments under the DIP Credit Agreement and whatever payments may be made in respect of pre-petition debt in accordance with orders of the Bankruptcy Court).

There can be no assurance, however, that the Company will be able to comply with the debt covenants or that, if it fails to do so, it will be able to obtain amendments to or waivers of such covenants.  Failure of the Company to comply with covenants contained in its DIP Credit Agreement, if not waived, or to adequately service debt obligations, could result in a default under the DIP Credit Agreement.  Any default under the Company's DIP Credit Agreement, particularly any default that results in acceleration of indebtedness or foreclosure on collateral, could have a material adverse effect on the Company.  At March 31, 2004, the Company was in compliance with its covenants under the DIP Credit Agreement.

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
and Results of Operations (Continued)

Adequacy of Capital Resources--Continued

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

WESTPOINT STEVENS INC.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company's exposure to market risk has not materially changed from what was reported on the Company's Form 10-K for the year ended December 31, 2003.

Item 4.  Controls and Procedures

Company management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e as of March 31, 2004.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2004, the disclosure controls and procedures were effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls during the period covered by this report.

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

PART II - OTHER INFORMATION--Continued

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

The Company has been informed by counsel that its insurance carrier has reached an agreement in principle to settle the Clark and Hemmer actions at no cost to the Company, subject to definitive documentation and approvals of the court and the Bankruptcy Court.

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

PART II - OTHER INFORMATION--Continued

Item 1.  Legal Proceedings--Continued

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

Item 3.  Defaults Upon Senior Securities

The commencement of the Chapter 11 proceedings constitutes an event of default under the Company's Senior Credit Facility, Second-Lien Facility and indentures governing the Company's senior unsecured notes.  On March 31, 2004, the principal amount of indebtedness in default is approximately $1,655.7 million and the amount of accrued interest in default on the senior unsecured notes is approximately $36.1 million.  Approximately $65.1 million of interest has not been accrued on the senior unsecured notes as a result of the Chapter 11 filing.

WESTPOINT STEVENS INC.

PART II - OTHER INFORMATION (Continued)

Item 6.  Exhibits and Reports on Form 8-K

a.)  Exhibits

Exhibit
Number	Description of Exhibit

31.1	Chief Executive Officer's Section 302 Certification.

31.2	Chief Financial Officer's Section 302 Certification.

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as signed by the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as signed by the Chief Financial Officer.

b.)  Reports on Form 8-K

b.1.)	The Company filed a Current Report on Form 8-K on February 18, 2004. The item reported was "Item 5. Other Events and Regulation FD Disclosure."

b.2.)	The Company filed a Current Report on Form 8-K on February 20, 2004. The item reported was "Item 5. Other Events and Regulation FD Disclosure."

b.3.)	The Company filed a Current Report on Form 8-K on March 5, 2004. The item reported was "Item 5. Other Events and Regulation FD Disclosure."

b.4.)	The Company filed a Current Report on Form 8-K on March 31, 2004. The item reported was "Item 5. Other Events and Regulation FD Disclosure."

WESTPOINT STEVENS INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTPOINT STEVENS INC.

Registrant

/s/ L. Dupuy Sears

L. Dupuy Sears
Senior Vice President-Finance
Chief Financial Officer

Date:  May 10, 2004