Form 10-Q
period 2004-06-30
WESTPOINT STEVENS INC
filed 2004-08-09
CIK 852952

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes     X       No

Common shares outstanding at June 30, 2004:  49,897,409 shares of Common Stock, $.01 par value.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     X       No

WESTPOINT STEVENS INC.

Condensed Consolidated Balance Sheets
(In thousands)

	June 30,	December 31,
	2004	2003

	(Unaudited)

Assets
Current Assets
Cash and cash equivalents .	$10,096	$3,660
Accounts receivable	229,872	243,507
Inventories	417,291	368,620
Prepaid expenses and other current assets	20,157	32,996

Total current assets	677,416	648,783

Property, Plant and Equipment, net	592,264	616,422

Other Assets
Deferred financing fees	6,082	12,837
Other assets	1,110	1,737

	$1,276,872	$1,279,779

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Senior Credit Facility	$486,419	$490,689
Second-Lien Facility	165,000	165,000
DIP Credit Agreement	136,137	89,017
Accrued interest payable	5,611	295
Accounts payable	51,974	56,198
Other accrued liabilities	140,638	111,731

Total current liabilities	985,779	912,930

Noncurrent Liabilities
Deferred income taxes	5,373	87,179
Pension and other liabilities	144,994	141,936

Total noncurrent liabilities	150,367	229,115

Liabilities Subject to Compromise	1,087,450	1,086,869

Stockholders' Equity (Deficit)	(946,724)	(949,135)

	$1,276,872	$1,279,779

See accompanying notes.

WESTPOINT STEVENS INC.

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net sales	$382,992	$365,695	$782,632	$744,958
Cost of goods sold	330,667	307,994	662,141	613,862

Gross earnings	52,325	57,701	120,491	131,096

Selling, general and administrative expenses	56,292	60,937	112,077	124,400
Restructuring and impairment charge	3,473	11,946	8,286	13,324
Goodwill impairment charge	-	46,298	-	46,298

Operating earnings (loss)	(7,440)	(61,480)	128	(52,926)

Interest expense (contractual interest of $38,787 and $75,422 for the three and six months ended June 30, 2004 and $37,252 and $69,717 for the three and six months ended June 30, 2003, respectively)	19,099	31,194	36,912	63,659
Other expense (income)-net	(1,820)	7,924	1,010	10,429
Chapter 11 expenses	8,383	6,244	16,502	6,244

Loss before income tax benefit	(33,102)	(106,842)	(54,296)	(133,258)

Income tax benefit	(9,108)	(34,795)	(15,423)	(44,305)

Net loss	$(23,994)	$(72,047)	$(38,873)	$(88,953)

Basic and diluted net loss per common share	$ (.48)	$ (1.44)	$ (.78)	$ (1.78)

Basic and diluted average common shares outstanding	49,897	49,897	49,897	49,874

See accompanying notes.

WESTPOINT STEVENS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended
	June 30,

	2004	2003

Cash flows from operating activities:
Net loss	$(38,873)	$(88,953)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	33,300	37,748
Deferred income taxes	(15,439)	(44,245)
Changes in working capital	(17,667)	39,181
Other-net	5,837	14,829
Non-cash component of restructuring and impairment charge	1,818	6,959
Goodwill impairment charge	-	46,298

Net cash provided by (used for) operating activities	(31,024)	11,817

Cash flows from investing activities:
Capital expenditures	(10,883)	(6,649)
Net proceeds from sale of assets	5,493	92

Net cash used for investing activities	(5,390)	(6,557)

Cash flows from financing activities:
Senior Credit Facility:
Borrowings	-	720,333
Repayments	(4,270)	(678,037)
DIP Credit Agreement:
Borrowings	426,120	130,000
Repayments	(379,000)	(50,000)
Fees associated with DIP Credit Agreement	-	(5,150)
Trade Receivables Program	-	(123,502)

Net cash provided by (used for) financing activities	42,850	(6,356)

Net increase in cash and cash equivalents	6,436	(1,096)

Cash and cash equivalents at beginning of period	3,660	1,096

Cash and cash equivalents at end of period	$10,096	$-

See accompanying notes.

WESTPOINT STEVENS INC.

Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)
(In thousands)

		Common
		Stock
		and Capital
		in				Accumulated
		Excess of				Other
	Common	Par	Treasury Stock		Accumulated	Comprehensive	Unearned

	Shares	Value	Shares	Amount	Deficit	Income (Loss)	Compensation	Total

Balance, January 1, 2004	71,100	$404,399	(21,202)	$(416,133)	$(827,042)	$(110,359)	$-	$(949,135)

Comprehensive income (loss):
Net loss	-	-	-	-	(38,873)	-	-	(38,873)
Foreign currency translation adjustment	-	-	-	-	-	(171)	-	(171)
Cash flow hedges:
Net derivative losses, net of tax benefit of $6,813	-	-	-	-	-	(12,112)	-	(12,112)

Comprehensive income (loss)								(51,156)
Net operating loss benefit		53,567						53,567

Balance, June 30, 2004	71,100	$457,966	(21,202)	$(416,133)	$(865,915)	$(122,642)	$-	$(946,724)

See accompanying notes.

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for WestPoint Stevens Inc. (the "Company") for the year ended December 31, 2003.

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

The DIP Credit Agreement consists of revolving credit loans of up to $300 million (with a sublimit of $75 million for letters of credit) with an initial term of one year and an initial maturity date of June 2, 2004.  At its option, the Company may extend the term for up to two successive periods of six months each.  On April 28, 2004 the Company exercised its first option to extend the DIP Credit Agreement for an additional six month period, revising the maturity date to December 2, 2004.

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

During the third quarter of 2003, the Company's DIP Credit Agreement was amended primarily to modify the minimum EBITDA covenant, add a minimum availability covenant, permit certain restructuring, impairment and other charges and modify other miscellaneous provisions.  During the second quarter of 2004, the Company's DIP Credit Agreement was further amended to clarify certain asset sale provisions, and during the third quarter of 2004, the DIP Credit Agreement was amended primarily to modify the minimum EBITDA and minimum availability covenants.  At June 30, 2004, the Company was in compliance with its covenants under the DIP Credit Agreement.

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

On August 28, 2003, one of the Company's foreign subsidiaries, WestPoint Stevens (Europe) Ltd., commenced an insolvency proceeding in the United Kingdom and is in the process of being liquidated.  The losses associated with the closure of the foreign subsidiary are estimated to total approximately $5.3 million consisting of inventory writedowns of $3.9 million and accounts receivable writedowns for claims of $1.4 million.  These charges are reflected in restructuring, impairment and other charges as discussed in Note 5.

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

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

2.  Chapter 11 Filing--Continued

Basis of Presentation--Continued
	June 30,	December 31,
	2004	2003

Senior Notes due 2005 and 2008:
Senior Notes outstanding	$1,000,000	$1,000,000
Related accrued interest	36,130	36,130
Related deferred financing fees (less accumulated
amortization of $15,311 and $14,052, respectively)	(5,905)	(7,164)

Total	1,030,225	1,028,966
Accounts payable	30,143	30,700
Pension liabilities	8,394	8,394
Other accrued liabilities	18,688	18,809

Total	$1,087,450	$1,086,869

The ultimate amount of and settlement terms for the Company's pre-bankruptcy liabilities are subject to the ultimate outcome of its chapter 11 case and, accordingly, are not presently determinable. Pursuant to SOP 90-7, professional fees associated with the chapter 11 case are expensed as incurred and reported as reorganization costs (chapter 11 expenses).  Also, interest expense is reported only to the extent that it is paid during the pendency of the chapter 11 case or that it is probable that it will be an allowed claim.  During the first six months of 2004, the Company recognized charges of $16.5 million for chapter 11 expenses, consisting of $0.2 million in severance associated with the resignation of the Company's former Chairman and Chief Executive Officer, $5.3 million for performance bonuses under a court approved Key Employee Retention Program, $2.3 million related to the amortization of fees associated with the DIP Credit Agreement and $8.7 million related to fees payable to professionals retained to assist with the chapter 11 case.  During the first six months of 2003, the Company recognized charges of $6.2 million for chapter 11 expenses, consisting of $4.9 million related to the early termination of the Company's Trade Receivables Program, $0.4 million related to the amortization of fees associated with the DIP Credit Agreement and $0.9 million related to fees payable to professionals retained to assist with the chapter 11 case.  During all of 2003, the Company recognized charges of $31.5 million for chapter 11 expenses, consisting of $4.9 million related to the early termination of the Company's Trade Receivables Program, $1.3 million in severance associated with the resignation of the Company's former Chairman and Chief Executive Officer, $7.6 million for performance bonuses under a court approved Key Employee Retention Program, $3.6 million related to the amortization of fees associated with the DIP Credit Agreement and $14.1 million related to fees payable to professionals retained to assist with the chapter 11 case.

Assets of the Company's subsidiaries currently excluded from the bankruptcy case total $8.8 million and $9.8 million as of June 30, 2004 and December 31, 2003, or 0.7% and 0.8% of the Company's

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

2.  Chapter 11 Filing--Continued

consolidated assets, respectively.  Revenues of the subsidiaries totaled $5.0 million and $10.1 million for the three and six months ended June 30, 2004, or 1.3%, respectively, of the Company's consolidated revenues, and revenues of the subsidiaries totaled $7.9 million and $15.3 million for the three and six months ended June 30, 2003, or 2.2% and 2.1%, respectively, of the Company's consolidated revenues.

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

Inventories consisted of the following (in thousands of dollars):

	June 30,	December 31,
	2004	2003

Finished goods	$175,699	$144,613
Work in process	185,815	176,062
Raw materials and supplies	55,777	47,945
LIFO reserve	-	-

	$417,291	$368,620

4.  Indebtedness and Financial Arrangements

Indebtedness is as follows (in thousands of dollars):

	June 30,	December 31,
	2004	2003

Short-term indebtedness
Senior Credit Facility	$486,419	$490,689
Second-Lien Facility	165,000	165,000
DIP Credit Agreement	136,137	89,017

	$787,556	$744,706

Short-term indebtedness classified as liabilities subject to compromise
7-7/8% Senior Notes due 2005	$525,000	$525,000
7-7/8% Senior Notes due 2008	475,000	475,000

	$1,000,000	$1,000,000

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

4.  Indebtedness and Financial Arrangements--Continued

The DIP Credit Agreement consists of revolving credit loans of up to $300 million (with a sublimit of $75 million for letters of credit) with an initial term of one year and an initial maturity date of June 2, 2004.  At its option, the Company may extend the term for up to two successive periods of six months each.  On April 28, 2004 the Company exercised its first option to extend the DIP Credit Agreement for an additional six month period, revising the maturity date to December 2, 2004.  At June 30, 2004, borrowing availability under the DIP Credit Agreement was $119.9 million and consisted of a calculated borrowing base of $307.5 million (limited to the maximum commitment of $300 million) less outstanding loans of $136.1 million, outstanding letters of credit of $39.0 million and other reserves of $5.0 million.  (See Note 2 where the DIP Credit Agreement is discussed further.)

During the third quarter of 2003, the Company's DIP Credit Agreement was amended primarily to modify the minimum EBITDA covenant, add a minimum availability covenant, permit certain restructuring, impairment and other charges and modify other miscellaneous provisions.  During the second quarter of 2004, the Company's DIP Credit Agreement was further amended to clarify certain asset sale provisions, and during the third quarter of 2004, the DIP Credit Agreement was amended primarily to modify the minimum EBITDA and minimum availability covenants to permit certain inventory reduction plans.  At June 30, 2004, the Company was in compliance with its covenants under the DIP Credit Agreement.

At June 30, 2004, the Company's Senior Credit Facility with certain lenders (collectively, the "Banks") consisted of a $595.4 million revolving credit facility ("Revolver") subject to interim facility limitations, with a Revolver maturity date of November 30, 2004.  Effective with the chapter 11 filing, additional borrowings under the Senior Credit Facility are no longer available to the Company.  On February 1, 2004, the revolver commitment decreased $17.5 million as a result of a scheduled commitment reduction.  During the first six months of 2004, the revolver commitment and outstanding loans decreased $4.2 million as a result of certain proceeds from asset dispositions, which were used to reduce the loan balance.  Under the Senior Credit Facility, there was approximately $0.1 million of outstanding letters of credit at June 30, 2004.

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

The Company's credit agreements contain a number of customary covenants including, among others, restrictions on the incurrence of indebtedness, transactions with affiliates, and certain asset dispositions as well as limitations on restricted debt and equity payments and capital expenditures.  Certain provisions require the Company to maintain certain financial ratios, a minimum interest coverage ratio, a minimum debt to EBITDA ratio, a minimum EBITDA, a minimum consolidated net worth (as defined) and a minimum availability.  The Company can no longer make restricted debt and equity payments.  At June 30, 2004, the Company was in compliance with its covenants under the DIP Credit Agreement but was not in compliance with the covenants under its various other credit agreements, primarily as a result of the chapter 11 filing and failure to meet certain financial covenants.

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

On September 20, 2002, the Company announced that its Board of Directors had approved additional restructuring initiatives to increase asset utilization, lower manufacturing costs and increase cash flow and profitability through reallocation of production assets from bath products to basic bedding products and through rationalization of its retail stores division.  The Company initially expected the restructuring initiatives to result in a $36.5 million pretax charge for restructuring, impairment and other charges, with approximately $20 million of the pretax charge expected to be non-cash items.  As a result of additions to the initial restructuring initiatives related to the closure of its Rosemary (NC) towel fabrication and distribution facilities and its WestPoint Stevens (Europe) Ltd. foreign subsidiary, the Company's restructuring initiatives resulted in a $47.7 million pretax charge for restructuring, impairment and other charges, with approximately $31.7 million of the pretax charge being non-cash items.  All charges were recorded in accordance with Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  The restructuring charge approved in 2002 was completed in the second quarter of 2004.

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

The cost of the manufacturing and retail store rationalization and certain overhead reduction costs were reflected in a restructuring and impairment charge of $6.6 million, before taxes, in 2002, a restructuring and impairment charge of $12.6 million, before taxes, in 2003 and a restructuring and impairment charge of $0.4 million, before taxes, in the first six months of 2004.  The components of the restructuring and impairment charge in 2002 included $4.4 million for the impairment of fixed assets and $2.2 million in reserves to cover cash expenses related primarily to severance benefits.  The components of the restructuring and impairment charge in 2003 included $7.0 million for the impairment of fixed assets and $5.6 million in reserves to cover cash expenses related to severance benefits of $5.2 million and other exit costs.  The components of the restructuring and impairment charge in the first six months of 2004 included $0.4 million in reserves to cover cash expenses related to severance benefits.

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5.  Restructuring, Impairment and Other Charges--Continued

During 2002, 2003 and 2004 as a result of restructuring initiatives approved in 2002, the Company has terminated and agreed to pay severance (including continuing termination benefits) to approximately 500 employees.

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):
		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2002 Restructuring and Impairment Charge:
Third Quarter	$4.3	$1.6	$-	$5.9
Fourth Quarter	0.1	0.5	0.1	0.7

Total 2002 Charge	4.4	2.1	0.1	6.6

2003 Restructuring and Impairment Charge:
First Quarter	0.2	0.8	0.4	1.4
Second Quarter	6.8	4.3	0.8	11.9
Third Quarter	0.8	0.2	-	1.0
Fourth Quarter	(0.8)	(0.1)	(0.8)	(1.7)

Total 2003 Charge	7.0	5.2	0.4	12.6

2004 Restructuring and Impairment Charge:
First Quarter	-	0.2	-	0.2
Second Quarter	-	0.2	-	0.2

Total 2004 Charge	-	0.4	-	0.4

Writedown Assets to Net Recoverable Value	(11.4)	-	-	(11.4)
2002 Cash Payments	-	(1.5)	-	(1.5)
2003 Cash Payments	-	(4.6)	(0.4)	(5.0)
2004 Cash Payments	-	(1.0)	-	(1.0)

Balance at June 30, 2004	$-	$0.6	$0.1	$0.7

During 2002, other costs of the restructuring initiatives of $11.6 million, before taxes, were recognized consisting of inventory writedowns of $10.5 million primarily related to the rationalization of its retail stores division and other expenses of $1.1 million, consisting primarily of related unabsorbed overhead, all reflected in cost of goods sold.  During 2003, other costs of the restructuring initiatives of $16.0 million, before taxes, were recognized consisting of inventory writedowns of $8.4 million primarily related to the closure of its foreign subsidiary and the rationalization of its retail stores division, accounts receivable writedowns for claims of $1.4 million related to the closure of its foreign subsidiary and other expenses of $6.2 million, consisting primarily of $4.1 million of related unabsorbed overhead, $1.2 million for the relocation of machinery and other expenses of $0.9 million, all reflected in cost of goods sold.  During the first six months of 2004, other costs of the restructuring initiatives of $0.4 million, before taxes, were recognized for relocation of machinery, all reflected in cost of goods sold.

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5.  Restructuring, Impairment and Other Charges--Continued

During the third quarter of 2003, the Company's Board of Directors approved further additional restructuring initiatives to increase asset utilization, lower manufacturing costs and increase cash flow and profitability through a further realignment of manufacturing capacity.  Costs of restructuring initiatives may result in restructuring, impairment and other pretax charges of up to $84.3 million, of which up to $55.6 million of the pretax charge may relate to non-cash items.  The charges for the restructuring initiatives began in the fourth quarter of 2003 and will continue throughout 2004 in accordance with Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

As a result of the restructuring initiatives begun in 2003, the Company announced the closure of its Dunson (GA) sheeting facility, its Dixie (GA) towel facility, its Coushatta (LA) utility bedding facility and its Fairfax (AL) towel greige facility.  The Company also announced the conversion of its Lanier (AL) sheeting facility to towel production and the conversion of its Greenville (AL) blanket facility to a utility bedding facility.  The Company is in process of determining any remaining facilities that may be affected by its ongoing reorganization efforts.  These plant closings and conversions will provide the Company with greater production efficiency and better-aligned capacity to compete more effectively in a global economy.

The cost of the manufacturing rationalization was reflected in a restructuring and impairment charge of $37.0 million, before taxes, in 2003 and a restructuring and impairment charge of $7.9 million, before taxes, in the first six months of 2004.  The restructuring and impairment charge in 2003 reflected the impairment of fixed assets.  The components of the restructuring and impairment charge in the first six months of 2004 included $1.8 million for the impairment of fixed assets and $6.1 million in reserves to cover cash expenses related to severance benefits.

During 2004 as a result of restructuring initiatives approved in 2003, the Company has terminated and agreed to pay severance (including continuing termination benefits) to approximately 650 employees.

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5.  Restructuring, Impairment and Other Charges--Continued

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2003 Restructuring and Impairment Charge:
Fourth Quarter	$37.0	$-	$-	$37.0

2004 Restructuring and Impairment Charge:
First Quarter	-	4.6	-	4.6
Second Quarter	1.8	1.5	-	3.3

Total 2004 Charge	1.8	6.1	-	7.9

Writedown Assets to Net Recoverable Value	(38.8)	-	-	(38.8)
2004 Cash Payments	-	(2.7)	-	(2.7)

Balance at June 30, 2004	$-	$3.4	$-	$3.4

During 2003, other costs of the restructuring initiatives of $1.4 million, before taxes, were recognized consisting of inventory writedowns of $1.0 million and other expenses of $0.4 million, consisting of related unabsorbed overhead, all reflected in cost of goods sold.  During the first six months of 2004, other costs of the restructuring initiatives of $8.1 million, before taxes, were recognized consisting primarily of $6.9 million of related unabsorbed overhead and $1.2 million for the relocation of machinery, all reflected in cost of goods sold.

6.  Comprehensive Income (Loss)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net loss	$(23,994)	$(72,047)	$(38,873)	$(88,953)
Foreign currency translation adjustment	(116)	(1,694)	(171)	(918)
Gain (loss) on derivative instruments, net of tax:
Net changes in fair value of derivatives	(6,504)	(494)	(15,051)	152
Net (gains) losses reclassified from other comprehensive income into earnings	1,976	(882)	2,939	(2,702)

Comprehensive income (loss)	$(28,638)	$(75,117)	$(51,156)	$(92,421)

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

7.  Deferred Financing Fees

Amendment fees and transaction fees related to the Company's various credit agreements are capitalized in the period incurred and amortized over the remaining term of the facility.  Included in Other expense-net in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2004, is the amortization of deferred financing fees of $3.3 million and $6.5 million, respectively, compared with $3.2 million and $5.8 million, respectively, for the three and six months ended June 30, 2003, related to the Company's credit facilities other than the DIP Credit Agreement.  Deferred financing fees related to the DIP Credit Agreement are included in chapter 11 expenses and totaled $1.0 million and $2.3 million, respectively, for the three and six months ended June 30, 2004.

8.  Employee Benefit Plans

Pension Plans

The Company has defined benefit pension plans covering essentially all employees.  Benefits are based on years of service and compensation, and the Company's practice is to fund amounts that are required by the Employee Retirement Income Security Act of 1974.  The Company uses December 31 as the measurement date of its defined benefit pension plans.

The following table sets forth data for the Company's pension plans (in thousands of dollars):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Components of net periodic pension cost (benefit):
Service cost	$2,328	$2,117	$4,657	$4,233
Interest cost	5,807	5,926	11,613	11,853
Expected return on plan assets	(5,400)	(5,162)	(10,800)	(10,323)
Net amortization	2,695	2,620	5,391	5,240

Net periodic pension expense	$5,430	$5,501	$10,861	$11,003

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

Net periodic post-retirement benefit plans expense is not material during the six-month periods ended June 30, 2004 and 2003.

9.  Income Taxes

The Company has federal and state net operating loss carryovers ("NOL's"), a portion of which was generated prior to an ownership change that took place in 1992.  Because of the complex tax rules related to these carryforwards and the uncertainty of ultimately realizing benefit from the losses, the Company did not previously record full benefit for these NOL's for financial statement purposes.

During the second quarter of 2004, certain contingencies related to the NOL's were resolved and the Company reevaluated its position on the tax benefits associated with these carryforwards.  As a result of this analysis, the Company recorded a $53.6 million financial statement benefit in the second quarter of 2004.  The benefit was recorded in equity (rather than in the income statement) because the NOL's involved were generated prior to emergence from the Company's previous bankruptcy.  This treatment is in accordance with the accounting rules of Statement of Position 90-7 (Financial Reporting by Entities in Reorganization under the Bankruptcy Code).

During the second quarter of 2004, certain events occurred that led the Company to conclude that certain tax contingency reserves were no longer needed.  As a result of these discrete events, tax contingency reserves totaling approximately $23.7 million were reversed in the quarter and recorded as a tax benefit in the accompanying statement of operations.

The Company also recorded a valuation allowance of approximately $24.7 million during the second quarter of 2004.  The Company continued to evaluate all positive and negative evidence associated with its deferred tax assets and concluded that a valuation allowance should be established such that total net deferred tax assets are recorded at zero.  As part of this process, the Company concluded that it was not appropriate to rely on future taxable income as a source of evidence to realize certain net operating losses given the uncertainity of the Company's current financial condition.

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

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

In the opinion of management, settlement of the previously disclosed shareholder actions under existing insurance coverage is probable.  As a result of the settlement in principle (subject to court approval) of the Geller case, during the second quarter of 2004, the Company recorded a liability of $4,250,000 for its legal obligation to fund the settlement and a related receivable of $4,250,000 for the reimbursement from its insurance carrier.

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

10.  Litigation and Contingent Liabilities--Continued

On March 11, 2002, a shareholder derivative action, entitled Gordon Clark v. Holcombe T. Green, Jr., et al. (the "Clark action"), was filed against certain of the Company's former directors and officers in the Superior Court of Fulton County, Georgia.  The Complaint alleges that the named individuals breached their fiduciary duties by acting in bad faith and wasting corporate assets.  The Complaint also asserts claims under Georgia Code Ann. sections14-2-740 to 14-2-747 and 14-2-831.  The claims are based on the same or similar facts as are alleged in the Geller action.

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

The Clark action has been voluntarily dismissed.  The Company has been informed by counsel that they expect the Hemmer action to be dismissed.

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

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

10.  Litigation and Contingent Liabilities--Continued

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

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

11.  Stock Options

At June 30, 2004, the Company had several stock-based compensation plans, which are described in Note 7 -- Stockholders' Equity (Deficit) of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for fiscal 2003.  In accordance with SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, the Company continues to apply the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees in accounting for its plans.  Accordingly, no compensation cost has been recognized for its stock incentive plan.  Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method as amended by SFAS No. 148, the Company's net income (loss) and earnings (loss) per common share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net loss as reported	$(23,994)	$(72,047)	$(38,873)	$(88,953)

Total stock-based compension expenses determined under fair-value based method for all awards, net of tax	(681)	(794)	(1,384)	(1,444)

Pro forma net loss	$(24,675)	$(72,841)	$(40,257)	$(90,397)

Basic and diluted loss per common share:
As reported	$(.48)	$(1.44)	$(.78)	$(1.78)
Pro forma	$(.49)	$(1.46)	$(.81)	$(1.81)

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

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

12.  New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (the "FASB") released Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46").  FIN 46 requires that all primary beneficiaries of Variable Interest Entities ("VIE") consolidate that entity.  FIN 46 was effective immediately for VIEs created after January 31, 2003, and to VIEs to which an enterprise obtained an interest after that date.  It applied in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise held a variable interest it acquired before February 1, 2003.  In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities.  Under the guidance of FIN 46R, entities that did not have interests in structures that are commonly referred to as special purpose entities were required to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004.  The Company has not identified any interests in special purpose entities applicable to the provisions of this statement in applying the provisions of FIN 46R to its financial statements.

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
and Results of Operations (Continued)

Basis of Presentation--Continued

Company's pre-bankruptcy liabilities are subject to the ultimate outcome of its chapter 11 case and, accordingly, are not presently determinable.  Pursuant to SOP 90-7, professional fees associated with the chapter 11 case are expensed as incurred and reported as reorganization costs (chapter 11 expenses).  Also, interest expense is reported only to the extent that it is paid during the pendency of the chapter 11 case or that it is probable that it will be an allowed claim.

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

DIP Credit Agreement

The Company is a party to the DIP Credit Agreement which provides a facility consisting of revolving credit loans of up to $300 million (with a sublimit of $75 million for letters of credit) with an initial term of one year and an initial maturity date of June 2, 2004.  At its option, the Company may extend the term for up to two successive periods of six months each.  On April 28, 2004 the Company exercised its first option to extend the DIP Credit Agreement for an additional six month period, revising the maturity date to December 2, 2004.

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

During the third quarter of 2003, the Company's DIP Credit Agreement was amended primarily to modify the minimum EBITDA covenant, add a minimum availability covenant, permit certain restructuring, impairment and other charges and modify other miscellaneous provisions.  During the second quarter of 2004, the Company's DIP Credit Agreement was further amended to clarify certain asset sale provisions, and during the third quarter of 2004, the DIP Credit Agreement was amended primarily to modify the minimum EBITDA and minimum availability covenants to permit certain inventory reduction plans.  At June 30, 2004, the Company was in compliance with its covenants under the DIP Credit Agreement.

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

On September 20, 2002, the Company announced that its Board of Directors had approved additional restructuring initiatives to increase asset utilization, lower manufacturing costs and increase cash flow and profitability through reallocation of production assets from bath products to basic bedding products and through rationalization of its retail stores division.  The Company initially expected the restructuring initiatives to result in a $36.5 million pretax charge for restructuring, impairment and other charges, with approximately $20 million of the pretax charge expected to be non-cash items.  As a result of additions to the initial restructuring initiatives related to the closure of its Rosemary (NC) towel fabrication and distribution facilities and its WestPoint Stevens (Europe) Ltd. foreign subsidiary, the Company's restructuring initiatives resulted in a $47.7 million pretax charge for restructuring, impairment and other charges, with approximately $31.7 million of the pretax charge being non-cash items.  All charges were recorded in accordance with Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  The restructuring charge approved in 2002 was completed in the second quarter of 2004.

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

The cost of the manufacturing and retail store rationalization and certain overhead reduction costs were reflected in a restructuring and impairment charge of $6.6 million, before taxes, in 2002, a restructuring and impairment charge of $12.6 million, before taxes, in 2003 and a restructuring and impairment charge of $0.4 million, before taxes, in the first six months of 2004.  The components of the restructuring and impairment charge in 2002 included $4.4 million for the impairment of fixed assets and $2.2 million in reserves to cover cash expenses related primarily to severance benefits.  The components of the restructuring and impairment charge in 2003 included $7.0 million for the impairment of fixed assets and $5.6 million in reserves to cover cash expenses related to severance benefits of $5.2 million and other exit costs.  The components of the restructuring and impairment charge in the first six months of 2004 included $0.4 million in reserves to cover cash expenses related to severance benefits.

WESTPOINT STEVENS INC.

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Restructuring, Impairment and Other Charges--Continued

During 2002, 2003 and 2004 as a result of restructuring initiatives approved in 2002, the Company has terminated and agreed to pay severance (including continuing termination benefits) to approximately 500 employees.

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2002 Restructuring and Impairment Charge:
Third Quarter	$4.3	$1.6	$-	$5.9
Fourth Quarter	0.1	0.5	0.1	0.7

Total 2002 Charge	4.4	2.1	0.1	6.6

2003 Restructuring and Impairment Charge:
First Quarter	0.2	0.8	0.4	1.4
Second Quarter	6.8	4.3	0.8	11.9
Third Quarter	0.8	0.2	-	1.0
Fourth Quarter	(0.8)	(0.1)	(0.8)	(1.7)

Total 2003 Charge	7.0	5.2	0.4	12.6

2004 Restructuring and Impairment Charge:
First Quarter	-	0.2	-	0.2
Second Quarter	-	0.2	-	0.2

Total 2004 Charge	-	0.4	-	0.4

Writedown Assets to Net Recoverable Value	(11.4)	-	-	(11.4)
2002 Cash Payments	-	(1.5)	-	(1.5)
2003 Cash Payments	-	(4.6)	(0.4)	(5.0)
2004 Cash Payments	-	(1.0)	-	(1.0)

Balance at June 30, 2004	$-	$0.6	$0.1	$0.7

During 2002, other costs of the restructuring initiatives of $11.6 million, before taxes, were recognized consisting of inventory writedowns of $10.5 million primarily related to the rationalization of its retail stores division and other expenses of $1.1 million, consisting primarily of related unabsorbed overhead, all reflected in cost of goods sold.  During 2003, other costs of the restructuring initiatives of $16.0 million, before taxes, were recognized consisting of inventory writedowns of $8.4 million primarily related to the closure of its foreign subsidiary and the rationalization of its retail stores division, accounts receivable writedowns for claims of $1.4 million related to the closure of its foreign subsidiary and other expenses of $6.2 million, consisting primarily of $4.1 million of related unabsorbed overhead, $1.2 million for the relocation of machinery and other expenses of $0.9 million, all reflected in cost of goods sold.  During the first six months of 2004, other costs of the restructuring initiatives of $0.4 million, before taxes, were recognized for relocation of machinery, all reflected in cost of goods sold.

WESTPOINT STEVENS INC.

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Restructuring, Impairment and Other Charges--Continued

During the third quarter of 2003, the Company's Board of Directors approved further additional restructuring initiatives to increase asset utilization, lower manufacturing costs and increase cash flow and profitability through a further realignment of manufacturing capacity.  Costs of restructuring initiatives may result in restructuring, impairment and other pretax charges of up to $84.3 million, of which up to $55.6 million of the pretax charge may relate to non-cash items.  The charges for the restructuring initiatives began in the fourth quarter of 2003 and will continue throughout 2004 in accordance with Statement of Financial Accounting Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

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

The cost of the manufacturing rationalization was reflected in a restructuring and impairment charge of $37.0 million, before taxes, in 2003 and a restructuring and impairment charge of $7.9 million, before taxes, in the first six months of 2004.  The restructuring and impairment charge in 2003 reflected the impairment of fixed assets.  The components of the restructuring and impairment charge in the first six months of 2004 included $1.8 million for the impairment of fixed assets and $6.1 million in reserves to cover cash expenses related to severance benefits.

During 2004 as a result of restructuring initiatives approved in 2003, the Company has terminated and agreed to pay severance (including continuing termination benefits) to approximately 650 employees.

WESTPOINT STEVENS INC.

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Restructuring, Impairment and Other Charges--Continued

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2003 Restructuring and Impairment Charge:
Fourth Quarter	$37.0	$-	$-	$37.0

2004 Restructuring and Impairment Charge:
First Quarter	-	4.6	-	4.6
Second Quarter	1.8	1.5	-	3.3

Total 2004 Charge	1.8	6.1	-	7.9

Writedown Assets to Net Recoverable Value	(38.8)	-	-	(38.8)
2004 Cash Payments	-	(2.7)	-	(2.7)

Balance at June 30, 2004	$-	$3.4	$-	$3.4

During 2003, other costs of the restructuring initiatives of $1.4 million, before taxes, were recognized consisting of inventory writedowns of $1.0 million and other expenses of $0.4 million, consisting of related unabsorbed overhead, all reflected in cost of goods sold.  During the first six months of 2004, other costs of the restructuring initiatives of $8.1 million, before taxes, were recognized consisting primarily of $6.9 million of related unabsorbed overhead and $1.2 million for the relocation of machinery, all reflected in cost of goods sold.

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

WESTPOINT STEVENS INC.

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Executive Summary--Continued

          Growth of Imports

The easing of trade restrictions over time has led to growing competition from low priced imported product.  This issue will be amplified by the projected lifting of import quotas in the year 2005.  Imported sheets and towels have captured 44% and 54%, respectively, of the U.S. market according to U.S. Census data for 2003.  Domestic suppliers, including the Company, have contributed to the import total by buying product overseas for resale domestically.  Approximately 22% of the Company's 2003 sales were of imported goods.  The Company has recently closed four domestic manufacturing facilities in favor of importing those products.

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

          External Events

Sales and availability of consumer goods are directly impacted by external events.  The attacks of 9/11 severely impacted retail sales and vendor shipments nationwide.  The west coast dock strike kept imported goods from reaching their destinations and was an advantage for domestic suppliers.  Snowstorms in 2004 slowed retail sales and temporarily closed production facilities.

          Raw Material Pricing and Availability

Textile profitability is affected more by raw material pricing than any other single variable.  A one-cent per pound change in cotton pricing can have an enormous effect on product profitability.  Over the past three years the price of cotton has varied significantly, both up and down.  The Company employs a hedging strategy to smooth the volatility of the cotton market and to reduce uncertainty in costing.  Other raw materials are down and feathers for pillows and comforters and also polyester for sheeting and pillows.  Down and feathers are generally imported from China.  Pricing is subject to vacillations in supply caused by any number of things.  Polyester prices vary with the price of petroleum.

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

WESTPOINT STEVENS INC.

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Results of Operations

The table below is a summary of the Company's operating results for the three and six months ended June 30, 2004 and June 30, 2003 (in millions of dollars).

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net sales	$383.0	$365.7	$782.6	$745.0

Gross earnings	$52.3	$57.7	$120.5	$131.1

Restructuring and impairment charge	$3.5	$11.9	$8.3	$13.3

Goodwill impairment charge	$-	$46.3	$-	$46.3

Operating earnings (loss)	$(7.4)	$(61.5)	$0.1	$(52.9)

Interest expense	$19.1	$31.2	$36.9	$63.7

Other expense (income)-net	$(1.8)	$7.9	$1.0	$10.4

Chapter 11 expenses	$8.4	$6.2	$16.5	$6.2

Loss before taxes	$(33.1)	$(106.8)	$(54.3)	$(133.3)

Net Loss	$(24.0)	$(72.0)	$(38.9)	$(89.0)

Gross margin	13.7%	15.8%	15.4%	17.6%
Operating margin	(1.9)%	(16.8)%	-%	(7.1)%

WESTPOINT STEVENS INC.

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Results of Operations:	Three Months Ended June 30, 2004 Compared to
Three Months Ended June 30, 2003

Net Sales.  Net sales for the three months ended June 30, 2004 increased $17.3 million, or 4.7% to $383.0 million compared with net sales of $365.7 million for the three months ended June 30, 2003.  This growth was a result of the Company's increased market share in towels and utility products given the recent liquidation of a major competitor and more than offset lower sales of bedding accessories, sales declines at the Company's retail stores due to store closings, and the absence of European sales due to its impending liquidation. During the period the Company experienced sales increases across all distribution channels, with the exception of department stores.

For the three months ended June 30, 2004, bed products sales were $205.1 million compared with $211.1 million for the same period in 2003; bath products sales were $150.0 million compared with $116.6 million for the same period in 2003; and other sales (consisting primarily of sales from the Company's mill stores and foreign operations) were $27.9 million compared with $38.0 million for the same period in 2003.

Gross Earnings/Margins.  Gross earnings for the three months ended June 30, 2004 decreased $5.4 million, or 9.3%, to $52.3 million compared with $57.7 million for the same period of 2003, and reflect gross margins of 13.7% in 2004 versus 15.8% in 2003.  Gross earnings and margins decreased primarily as a result of a less profitable mix of revenues, a higher level of sell-offs to reduce inventory levels, and increased raw material costs that more than offset improved manufacturing efficiencies due to better running schedules and price increases implemented early in 2004.  Included in the cost of goods sold in the second quarter of 2004 are charges associated with recent restructuring initiatives of $5.5 million, the majority of which reflects costs for unabsorbed overhead at affected facilities and equipment relocation versus $4.7 million in 2003 which reflected costs for unabsorbed overhead at affected facilities and inventory write-offs primarily related to the rationalization of the retail stores division.

Operating Earnings(Loss).  Selling, general and administrative expenses decreased $4.6 million, or 7.6%, in the second quarter of 2004 to $56.3 million compared with $60.9 million in the same period of last year, and as a percentage of net sales represent 14.7% in the 2004 period and 16.7% in the 2003 period.  The decrease in selling, general and administrative expenses in the second quarter of 2004 and as a percentage of sales was due to elimination of expenses as a result of the rationalization of the retail stores division and the elimination of the European operations as well as the absence of fees associated with the Trade Receivables Facility which was terminated in July of 2003.

Operating loss for the second quarter of 2004 decreased $54.0 million to a loss of $7.4 million, compared with operating losses of $61.5 million for the same period in 2003.  Operating earnings for the three months ended June 30, 2004, included a separate line item for restructuring and impairment

WESTPOINT STEVENS INC.

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Results of Operations:	Three Months Ended June 30, 2004 Compared to
Three Months Ended June 30, 2003--Continued

Operating Earnings (Loss)--Continued

charges to reflect $3.5 million in severance benefits and impairment of fixed assets in addition to charges associated with recent restructuring initiatives of $5.5 million, the majority of which reflects costs for unabsorbed overhead at affected facilities and equipment relocation.  For the three months ended June 30, 2003, operating earnings included a separate line item for restructuring and impairment charges of $11.9 million to reflect severance benefits and impairment of fixed assets in addition to charges associated with restructuring initiatives of $4.7 million which reflected costs for unabsorbed overhead at affected facilities and inventory write-offs primarily related to the rationalization of the retail stores division, and a goodwill impairment charge of $46.3 million.

Interest Expense.  Interest expense for the three months ended June 30, 2004 of $19.1 million decreased $12.1 million compared with interest expense of $31.2 million for the three months ended June 30, 2003.  Effective with the Company's Chapter 11 filing, interest is no longer accrued on the Senior Notes due 2005 and 2008, the impact of which was $19.7 million in the second quarter of 2004 and $6.1 million in the second quarter of 2003.  The decrease in interest expense was partially offset by higher interest rates on the Company's variable rate bank debt for 2004 compared with corresponding 2003 average interest rates and higher debt levels compared with corresponding 2003 outstanding debt.

Other Expense (Income) - Net. Other income-net in the second quarter of 2004 of $1.8 million consisted primarily of the amortization of deferred financing fees of $3.3 million, less certain miscellaneous income items including a $5.6 million gain on the sale of equipment.  Other expense-net in the second quarter of 2003 consisted primarily of $4.9 million in transaction costs associated with an unsuccessful acquisition effort and the amortization of deferred financing fees of $3.2 million, less certain miscellaneous income items.

Chapter 11 Expenses.  The Company recognized $8.4 million in bankruptcy reorganization related expenses in the second quarter of 2004 consisting primarily of $1.0 million related to amortization of fees associated with the DIP Credit Agreement, $0.1 million in severance associated with the resignation of the Company's former Chairman and Chief Executive Officer, $2.2 million for performance bonuses under a court approved Key Employee Retention Plan and $5.1 million related to fees payable to professionals retained to assist with the Chapter 11 case.  During the second quarter of 2003, the Company recognized charges of $6.2 million for chapter 11 expenses, consisting of $4.9 million related to the early termination of the Company's Trade Receivables Program, $0.4 million related to the amortization of fees associated with the DIP Credit Agreement and $0.9 million related to fees payable to professionals retained to assist with the chapter 11 case.

WESTPOINT STEVENS INC.

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Results of Operations:	Three Months Ended June 30, 2004 Compared to
Three Months Ended June 30, 2003--Continued

Income Tax Expense (Benefit).  For the three months ended June 30, 2004 and 2003, Company recorded a tax benefit of $9.1 million and $34.8 million, respectively.  The Company's effective tax rate was 27.5% in 2004 and 32.6% in 2003.  The decrease in the effective tax rate was due primarily to non-deductible items related to the Company's chapter 11 expenses.  See Note 9 where income taxes are discussed further.

Net Loss.  Net loss for the second quarter of 2004 was $24.0 million or a loss of $0.48 per share diluted, compared with a loss of $72.0 million or a loss of $1.44 per share diluted, for the same period in 2003.  Included in net loss for the three months ended June 30, 2004 were costs related to restructuring initiatives, net of taxes, of $5.7 million, or $0.12 loss per diluted share, as previously discussed versus costs related to restructuring initiatives, net of taxes, in the year ago period of $10.6 million, or $0.21 loss per diluted share.

Diluted per share amounts are based on 49.9 million average shares outstanding for both 2004 and 2003.

Results of Operations:	Six Months Ended June 30, 2004 Compared to
Six Months Ended June 30, 2003

Net Sales.  Net sales for the six months ended June 30, 2004 increased $37.7 million, or 5.1% to $782.6 million compared with net sales of $745.0 million for the six months ended June 30, 2003.  As a result of a strengthening economy, improvement in overall retail sales led to improved sales performance for the Company with increases in sales across all distribution channels, with the exception of department stores.  The Company increased market share in towels and utility products given the recent liquidation of a major competitor and this growth more than offset lower sales of bedding accessories, sales declines at the Company's retail stores due to store closings, and the absence of European sales due to its impending liquidation.

For the six months ended June 30, 2004, bed products sales were $438.4 million compared with $425.7 million for the same period in 2003; bath products sales were $291.1 million compared with $244.6 million for the same period in 2003; and other sales (consisting primarily of sales from the Company's mill stores and foreign operations) were $53.2 million compared with $74.7 million for the same period in 2003.

Gross Earnings/Margins.  Gross earnings for the six months ended June 30, 2004 decreased $10.6 million, or 8.1%, to $120.5 million compared with $131.1 million for the same period of 2003, and reflect gross margin of 15.4% in 2004 versus 17.6% in 2003.  Gross earnings and margin decreased primarily as a result of a less profitable mix of revenues, and increased raw material costs that more than offset improved manufacturing efficiencies due to better running schedules and price increases

WESTPOINT STEVENS INC.

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Results of Operations:	Six Months Ended June 30, 2004 Compared to
Six Months Ended June 30, 2003--Continued

Gross Earnings/Margins--Continued

implemented early in 2004.  Included in the cost of goods sold in the first six months of 2004 are charges associated with recent restructuring initiatives of $8.5 million, the majority of which reflects costs for unabsorbed overhead at affected facilities and equipment relocation versus $7.6 million in 2003 which reflected costs for unabsorbed overhead at affected facilities and inventory write-offs primarily related to the rationalization of the retail stores division.

Operating Earnings (Loss).  Selling, general and administrative expenses decreased $12.3 million, or 9.9%, in the first half of 2004 to $112.1 million compared with $124.4 million in the same period of last year, and as a percentage of net sales represent 14.3% in the 2004 period and 16.7% in the 2003 period.  The decrease in selling, general and administrative expenses in the first half of 2004 and as a percentage of sales was due to elimination of expenses as a result of the rationalization of the retail stores division and the elimination of the European operations as well as the absence of fees associated with the Trade Receivables Facility which was terminated in July of 2003.

Operating earnings for the first six months of 2004 increased to $0.1 million, compared with operating losses of $52.9 million for the same period in 2003.  Operating earnings for the six months ended June 30, 2004, included a separate line item for restructuring and impairment charges to reflect $8.3 million in severance benefits and impairment of fixed assets in addition to charges associated with recent restructuring initiatives of $8.5 million, the majority of which reflects costs for unabsorbed overhead at affected facilities and equipment relocation.  For the six months ended June 30, 2003, operating earnings included a separate line item for restructuring and impairment charges of $13.3 million to reflect primarily severance benefits and impairment of fixed assets in addition to charges associated with restructuring initiatives of $7.6 million which reflected costs for unabsorbed overhead at affected facilities and inventory write-offs primarily related to the rationalization of the retail stores division, and a goodwill impairment charge of $46.3 million.

Interest Expense.  Interest expense for the six months ended June 30, 2004 of $36.9 million decreased $26.7 million compared with interest expense of $63.7 million for the six months ended June 30, 2003.  Effective with the Company's Chapter 11 filing, interest is no longer accrued on the Senior Notes due 2005 and 2008, the impact of which was $38.5 million in the first half of 2004 and $6.1 million in the first half of 2003.  The decrease in interest expense was partially offset by higher interest rates on the Company's variable rate bank debt for 2004 compared with corresponding 2003 average interest rates and higher debt levels compared with corresponding 2003 outstanding debt.

Other Expense-Net. Other expense-net in the first half of 2004 of $1.0 million consisted primarily of the amortization of deferred financing fees of $6.5 million, less certain miscellaneous income items including a $5.6 million gain on the sale of looms compared with other expense-net for the first six months of 2003 which consisted primarily of the amortization of deferred financing fees of $5.8 million, less certain miscellaneous income items and $4.9 million in transaction costs associated with an unsuccessful acquisition effort.

WESTPOINT WESTPOINT STEVENS INC.

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Results of Operations:	Six Months Ended June 30, 2004 Compared to
Six Months Ended June 30, 2003--Continued

Chapter 11 Expenses.  The Company recognized $16.5 million in bankruptcy reorganization related expenses in the first six months of 2004 consisting primarily of $2.3 million related to amortization of fees associated with the DIP Credit Agreement, $0.2 million in severance associated with the resignation of the Company's former Chairman and Chief Executive Officer, $5.3 million for performance bonuses under a court approved Key Employee Retention Plan and $8.7 million related to fees payable to professionals retained to assist with the Chapter 11 case.  During the first six months of 2003, the Company recognized charges of $6.2 million for chapter 11 expenses, consisting of $4.9 million related to the early termination of the Company's Trade Receivables Program, $0.4 million related to the amortization of fees associated with the DIP Credit Agreement and $0.9 million related to fees payable to professionals retained to assist with the chapter 11 case.

Income Tax Expense (Benefit).  In the first six months of 2004 and 2003, the Company recorded a tax benefit of $15.4 million and $44.3 million, respectively.  The Company's effective tax rate was 28.4% in 2004 and 33.2% in 2003.  The decrease in the effective tax rate was due primarily to non-deductible items related to the Company's chapter 11 expenses.  See Note 9 where income taxes are discussed further.

Net Loss.  Net loss for the first six months of 2004 was $38.9 million or a loss of $0.78 per share diluted, compared with a loss of $89.0 million or a loss of $1.78 per share diluted, for the same period in 2003.  Included in net loss for the six months ended June 30, 2004 were costs related to restructuring initiatives, net of taxes, of $10.7 million, or $0.22 loss per diluted share, as previously discussed versus costs related to restructuring initiatives, net of taxes, in the year ago period of $13.4 million, or $0.27 loss per diluted share.

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

Agreement is $300 million.  At June 30, 2004, borrowing availability under the DIP Credit Agreement was $119.9 million and consisted of a calculated borrowing base of $307.5 million (limited to the maximum commitment of $300 million) less outstanding loans of $136.1 million, outstanding letters of credit of $39.0 million and other reserves of $5.0 million.  For additional information about the DIP Credit Agreement, see "-- DIP Credit Agreement" above.

During the pendency of its chapter 11 case, the Company's principal uses of cash will be administrative expenses of the chapter 11 case, operating expenses, capital expenditures and debt service (including both interest payments under the DIP Credit Agreement and whatever payments may be made in respect of pre-petition debt in accordance with orders of the Bankruptcy Court).

There can be no assurance, however, that the Company will be able to comply with the debt covenants or that, if it fails to do so, it will be able to obtain amendments to or waivers of such covenants.  Failure of the Company to comply with covenants contained in its DIP Credit Agreement, if not waived, or to adequately service debt obligations, could result in a default under the DIP Credit Agreement.  Any default under the Company's DIP Credit Agreement, particularly any default that results in acceleration of indebtedness or foreclosure on collateral, could have a material adverse effect on the Company.  At June 30, 2004, the Company was in compliance with its covenants under the DIP Credit Agreement.

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

Item 4.  Controls and Procedures

Company management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15e as of June 30, 2004.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2004, the disclosure controls and procedures were effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no significant changes in internal controls, or in factors that could significantly affect internal controls during the period covered by this report.

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

In the opinion of management, settlement of the previously disclosed shareholder actions under existing insurance coverage is probable.  As a result of the settlement in principle (subject to court approval) of the Geller case, during the second quarter of 2004, the Company recorded a liability of $4,250,000 for its legal obligation to fund the settlement and a related receivable of $4,250,000 for the reimbursement from its insurance carrier.

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

The Clark action has been voluntarily dismissed.  The Company has been informed by counsel that they expect the Hemmer action to be dismissed.

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

The Company is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and nonhazardous substances and wastes used in or resulting from its operations and potential remediation obligations thereunder.   Certain of the Company's facilities (including certain

WESTPOINT STEVENS INC.

PART II - OTHER INFORMATION--Continued

Item 1.  Legal Proceedings--Continued

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

Item 3.  Defaults Upon Senior Securities

The commencement of the Chapter 11 proceedings constitutes an event of default under the Company's Senior Credit Facility, Second-Lien Facility and indentures governing the Company's senior unsecured notes.  On June 30, 2004, the principal amount of indebtedness in default is approximately $1,651.4 million and the amount of accrued interest in default on the senior unsecured notes is approximately $36.1 million.  Approximately $84.8 million of interest has not been accrued on the senior unsecured notes as a result of the Chapter 11 filing.

WESTPOINT STEVENS INC.

PART II - OTHER INFORMATION (Continued)

Item 6.  Exhibits and Reports on Form 8-K

a.)  Exhibits

Exhibit
Number	Description of Exhibit

10.1

Fourth Amendment to Post-Petition Credit Agreement dated May 21, 2004, among WestPoint Stevens Inc. and certain of its subsidiaries, the financial institutions named therein and Bank of America, N.A. and Wachovia Bank, National Association.

31.1	Chief Executive Officer's Section 302 Certification.

31.2	Chief Financial Officer's Section 302 Certification.

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 as signed by the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 as signed by the Chief Financial Officer.

b.)  Reports on Form 8-K

b.1.)	The Company filed a Current Report on Form 8-K on April 26, 2004. The items reported were "Item 5. Other Events and Regulation FD Disclosure."

b.2.)	The Company filed a Current Report on Form 8-K on May 11, 2004. The items reported were "Item 5. Other Events and Regulation FD Disclosure."

b.3.)	The Company filed a Current Report on Form 8-K on June 1, 2004. The items reported were "Item 5. Other Events and Regulation FD Disclosure."

WESTPOINT STEVENS INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTPOINT STEVENS INC.

Registrant

/s/ L. Dupuy Sears

L. Dupuy Sears
Senior Vice President-Finance
And Chief Financial Officer

Date:  August 9, 2004