Form 10-Q
period 2004-09-30
WESTPOINT STEVENS INC
filed 2004-11-09
CIK 852952

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes     X       No

Common shares outstanding at September 30, 2004:  49,897,409 shares of Common Stock, $.01 par value.

WESTPOINT STEVENS INC.

Condensed Consolidated Balance Sheets
(In thousands)

	September 30,	December 31,
	2004	2003

	(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$8,698	$3,660
Accounts receivable, net	247,913	243,507
Inventories, net	369,711	368,620
Prepaid expenses and other current assets	15,331	32,996

Total current assets	641,653	648,783

Property, Plant and Equipment, net	552,069	616,422

Other Assets
Deferred financing fees, net	3,090	12,837
Other assets	712	1,737

	$1,197,524	$1,279,779

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Senior Credit Facility	$484,749	$490,689
Second-Lien Facility	165,000	165,000
DIP Credit Agreement	118,137	89,017
Accrued interest payable	5,566	295
Accounts payable	54,453	56,198
Other accrued liabilities	135,078	111,731

Total current liabilities	962,983	912,930

Noncurrent Liabilities
Deferred income taxes	474	87,179
Pension and other liabilities	142,779	141,936

Total noncurrent liabilities	143,253	229,115

Liabilities Subject to Compromise	1,087,889	1,086,869

Stockholders' Equity (Deficit)	(996,601)	(949,135)

	$1,197,524	$1,279,779

See accompanying notes.

WESTPOINT STEVENS INC.

Condensed Consolidated Statements of Operations (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net sales	$416,100	$445,160	$1,198,732	$1,190,118
Cost of goods sold	367,212	365,565	1,029,353	979,427

Gross earnings	48,888	79,595	169,379	210,691

Selling, general and administrative expenses	54,059	58,934	166,136	183,334
Restructuring and impairment charge	10,380	967	18,666	14,291
Fixed asset impairment charge	7,929	-	7,929	-
Goodwill impairment charge	-	-	-	46,298

Operating earnings (loss)	(23,480)	19,694	(23,352)	(33,232)

Interest expense (contractual interest of $39,509 and $114,931 for the three and nine months ended September 30, 2004 and $38,869 and $108,585 for the three and nine months ended September 30, 2003, respectively)	19,822	19,181	56,734	82,840
Other expense-net	3,441	3,796	4,451	14,225
Chapter 11 expenses	7,242	12,709	23,744	18,953

Loss before income tax benefit	(53,985)	(15,992)	(108,281)	(149,250)

Income tax benefit	(1,346)	(3,190)	(16,769)	(47,495)

Net loss	$(52,639)	$(12,802)	$(91,512)	$(101,755)

Basic and diluted net loss per common share	$ (1.05)	$ (.26)	$ (1.83)	$ (2.04)

Basic and diluted average common shares outstanding	49,897	49,897	49,897	49,882

See accompanying notes.

WESTPOINT STEVENS INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	September 30,

	2004	2003

Cash flows from operating activities:
Net loss	$(91,512)	$(101,755)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	59,625	53,508
Deferred income taxes	(16,804)	(47,451)
Changes in working capital	19,525	39,112
Other-net	592	21,041
Non-cash component of restructuring and impairment charge	9,421	7,805
Fixed asset impairment charge	7,929	-
Goodwill impairment charge	-	46,298

Net cash provided by (used for) operating activities	(11,224)	18,558

Cash flows from investing activities:
Capital expenditures	(14,257)	(9,790)
Net proceeds from sale of assets	7,339	59

Net cash used for investing activities	(6,918)	(9,731)

Cash flows from financing activities:
Senior Credit Facility:
Borrowings	-	720,333
Repayments	(5,940)	(677,439)
DIP Credit Agreement:
Borrowings	603,120	377,481
Repayments	(574,000)	(270,348)
Fees associated with DIP Credit Agreement	-	(5,150)
Trade Receivables Program	-	(154,800)

Net cash provided by (used for) financing activities	23,180	(9,923)

Net increase in cash and cash equivalents	5,038	(1,096)

Cash and cash equivalents at beginning of period	3,660	1,096

Cash and cash equivalents at end of period	$8,698	$-

See accompanying notes.

WESTPOINT STEVENS INC.

Condensed Consolidated Statements of Stockholders' Equity (Deficit) (Unaudited)
(In thousands)

		Common
		Stock
		and Capital
		in				Accumulated
		Excess of				Other
	Common	Par	Treasury Stock		Accumulated	Comprehensive	Unearned

	Shares	Value	Shares	Amount	Deficit	Income (Loss)	Compensation	Total

Balance, January 1, 2004	71,100	$404,399	(21,202)	$(416,133)	$(827,042)	$(110,359)	$-	$(949,135)

Comprehensive income (loss):
Net loss	-	-	-	-	(91,512)	-	-	(91,512)
Foreign currency translation adjustment	- -	- -	- -	- -	- -	163	- -	163
Cash flow hedges:
Net derivative losses, net of tax benefit of $5,448	- -	- -	- -	- -	- -	(9,684)	- -	(9,684)

Comprehensive income (loss)								(101,033)
Net operating loss benefit		53,567						53,567

Balance, September 30, 2004	71,100	$457,966	(21,202)	$(416,133)	$(918,554)	$(119,880)	$-	$(996,601)

See accompanying notes.

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for WestPoint Stevens Inc. (the "Company") for the year ended December 31, 2003.

During the third quarter of 2004, the Company reviewed its workers' compensation reserves in conjunction with information provided by its outside actuaries, and as a result of that review reduced its workers' compensation reserves by $5.8 million, which is reflected as a reduction of cost of goods sold in the accompanying consolidated statements of operations.  In the opinion of management, the adjustment was not material to the Company's estimated results for the full fiscal year and is appropriately reflected in the results of operations for the quarter ended September 30, 2004.  The Company will continue to evaluate its estimates of workers' compensation liabilities in consultation with its outside actuaries.

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

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

2.  Chapter 11 Filing--Continued

Effective March 31, 2003, the Senior Credit Facility lenders and Second-Lien Facility lenders agreed to refrain from exercising any rights or remedies with respect to the Company's failure to comply with financial and other covenants until June 10, 2003.  As the June 10 deadline approached, the Company's Board of Directors determined that, in order to be able to operate successfully in today's market environment and compete with increasing foreign competition, it would be necessary for the Company to reduce its debt burden and de-lever its balance sheet.  Thus, on May 16, 2003, the Board of Directors approved the retention of an independent financial advisor to evaluate alternatives aimed at reducing the existing debt structure and strengthening the balance sheet.  After negotiations with its Senior Lenders regarding various alternatives, the Company concluded it would be in the best interests of its creditors to effect a consensual restructuring under cha pter 11 of the Bankruptcy Code and filed its chapter 11 petition on June 1, 2003.

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

On June 2, 2003, the Bankruptcy Court entered a number of orders enabling the Company to continue regular operations throughout the reorganization proceeding.  These orders authorized, among other things, normal payment of employee salaries, wages and benefits; continued participation in workers' compensation insurance programs; payment to vendors for post-petition delivery of goods and services; payment of certain pre-petition obligations to customers; and continued payment of utilities.  The Bankruptcy Court also approved, under interim order, access to $175 million in debtor in possession financing and subsequently approved, under final order, access to $300 million of debtor in possession financing for use by the Company, pursuant to a Post-Petition Credit Agreement, dated as of June 2, 2003, among WestPoint Stevens Inc. and certain of its subsidiaries, the financi al institutions named therein and Bank of America, N.A. and Wachovia Bank, National Association (the "DIP Credit Agreement").

The DIP Credit Agreement consists of revolving credit loans of up to $300 million (with a sublimit of $75 million for letters of credit) with an initial term of one year and an initial maturity date of June 2, 2004.  At its option, the Company may extend the term for up to two successive periods of six months each.  On April 28, 2004 and November 1, 2004, the Company exercised its options to extend the DIP Credit Agreement for additional six month periods, revising the maturity date to June 2, 2005.

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

During the third quarter of 2003, the Company's DIP Credit Agreement was amended primarily to modify the minimum EBITDA covenant, add a minimum availability covenant, permit certain restructuring, impairment and other charges and modify other miscellaneous provisions.  During the second quarter of 2004, the Company's DIP Credit Agreement was further amended to clarify certain asset sale provisions, and during the third quarter of 2004, the DIP Credit Agreement was amended primarily to modify the minimum EBITDA and minimum availability covenants to permit certain inventory reduction plans.  At September 30, 2004, the Company was in compliance with its covenants under the DIP Credit Agreement.

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

On August 28, 2003, one of the Company's foreign subsidiaries, WestPoint Stevens (Europe) Ltd., commenced an insolvency proceeding in the United Kingdom and is in the process of being liquidated, and related inactive subsidiaries have applied to be dissolved.  The losses associated with the closure of the foreign subsidiary are estimated to total approximately $5.3 million consisting of inventory writedowns of $3.9 million and accounts receivable writedowns for claims of $1.4 million.  These charges are reflected in restructuring, impairment and other charges as discussed in Note 5.

Basis of Presentation

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States applicable on a going concern basis.  Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business.  The Company is currently operating as a debtor in possession under chapter 11 of the Bankruptcy Code, and its continuation as a going concern is contingent upon, among other things, confirmation by the Bankruptcy Court of a chapter 11 plan of reorganization and its ability to comply with the DIP Credit Agreement, return to profitability, generate sufficient cash flows from operations and obtain financing sources to meet future obligations.  There is no assurance that the Company will be able to achieve any of these results.  The Company's consolidated financial statements do not include any adjustments rela ting to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

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

	September 30,	December 31,
	2004	2003

Senior Notes due 2005 and 2008:
Senior Notes outstanding	$ 1,000,000	$ 1,000,000
Related accrued interest	36,130	36,130
Related deferred financing fees (less accumulated
amortization of $15,940 and $14,052, respectively)	(5,276)	(7,164)

Total	1,030,854	1,028,966
Accounts payable	29,992	30,700
Pension liabilities	8,394	8,394
Other accrued liabilities	18,649	18,809

Total	$ 1,087,889	$ 1,086,869

The ultimate amount of and settlement terms for the Company's pre-bankruptcy liabilities are subject to the ultimate outcome of its chapter 11 case and, accordingly, are not presently determinable.  Pursuant to SOP 90-7, professional fees associated with the chapter 11 case are expensed as incurred and reported as reorganization costs (chapter 11 expenses).  Also, interest expense is reported only to the extent that it is paid during the pendency of the chapter 11 case or that it is probable that it will be an allowed claim.  During the first nine months of 2004, the Company recognized charges of $23.7 million for chapter 11 expenses, consisting of $0.4 million in severance associated with the resignation of the Company's former Chairman and Chief Executive Officer, $7.8 million for performance bonuses under a court approved Key Employee Retention Program, $3.2 million related to the amortization of fees associated with the DIP Credit Agreement and $12.3 million related to fees payable to professionals retained to assist with the chapter 11 case.  During the first nine months of 2003, the Company recognized charges of $19.0 million for chapter 11 expenses, consisting of $5.0 million related to the early termination of the Company's Trade Receivables Program, $1.1 million in severance associated with the resignation of the Company's former Chairman and Chief

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

2.  Chapter 11 Filing--Continued

Executive Officer, $3.9 million for performance bonuses under a court approved Key Employee Retention Plan, $1.7 million related to the amortization of fees associated with the DIP Credit Agreement and $7.3 million related to fees payable to professionals retained to assist with the chapter 11 case.  During all of 2003, the Company recognized charges of $31.5 million for chapter 11 expenses, consisting of $4.9 million related to the early termination of the Company's Trade Receivables Program, $1.3 million in severance associated with the resignation of the Company's former Chairman and Chief Executive Officer, $7.6 million for performance bonuses under a court approved Key Employee Retention Program, $3.6 million related to the amortization of fees associated with the DIP Credit Agreement and $14.1 million related to fees payable to professionals retained to assist with the chapter 11 case.

Assets of the Company's subsidiaries currently excluded from the bankruptcy case total $10.9 million and $9.8 million as of September 30, 2004 and December 31, 2003, or 0.9% and 0.8% of the Company's consolidated assets, respectively.  Revenues of the subsidiaries totaled $7.8 million and $17.9 million for the three and nine months ended September 30, 2004, or 1.9% and 1.5%, respectively, of the Company's consolidated revenues, and revenues of the subsidiaries totaled $9.6 million and $24.9 million for the three and nine months ended September 30, 2003, or 2.2% and 2.1%, respectively, of the Company's consolidated revenues.

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

Inventories consisted of the following (in thousands of dollars):

	September 30,	December 31,
	2004	2003

Finished goods	$157,772	$144,613
Work in process	159,217	176,062
Raw materials and supplies	52,722	47,945
LIFO reserve	-	-

	$369,711	$368,620

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

4.  Indebtedness and Financial Arrangements

Indebtedness is as follows (in thousands of dollars):

	September 30,	December 31,
	2004	2003

Short-term indebtedness
Senior Credit Facility	$484,749	$490,689
Second-Lien Facility	165,000	165,000
DIP Credit Agreement	118,137	89,017

	$767,886	$744,706

Short-term indebtedness classified as liabilities subject to compromise
7-7/8% Senior Notes due 2005	$525,000	$525,000
7-7/8% Senior Notes due 2008	475,000	475,000

	$1,000,000	$1,000,000

The DIP Credit Agreement consists of revolving credit loans of up to $300 million (with a sublimit of $75 million for letters of credit) with an initial term of one year and an initial maturity date of June 2, 2004.  At its option, the Company may extend the term for up to two successive periods of six months each.  On April 28, 2004 and November 1, 2004, the Company exercised its options to extend the DIP Credit Agreement for additional six month periods, revising the maturity date to June 2, 2005.  At September 30, 2004, borrowing availability under the DIP Credit Agreement was $145.6 million and consisted of a calculated borrowing base of $304.7 million (limited to the maximum commitment of  $300 million) less outstanding loans of $118.1 million, outstanding letters of credit of $31.3 million and other reserves of $5.0 million.  (See Note 2 where the DIP Credit Agreement is discussed further.)

During the third quarter of 2003, the Company's DIP Credit Agreement was amended primarily to modify the minimum EBITDA covenant, add a minimum availability covenant, permit certain restructuring, impairment and other charges and modify other miscellaneous provisions.  During the second quarter of 2004, the Company's DIP Credit Agreement was further amended to clarify certain asset sale provisions, and during the third quarter of 2004, the DIP Credit Agreement was amended primarily to modify the minimum EBITDA and minimum availability covenants to permit certain inventory reduction plans.  At September 30, 2004, the Company was in compliance with its covenants under the DIP Credit Agreement.

At September 30, 2004, the Company's Senior Credit Facility with certain lenders (collectively, the "Banks") consisted of a $593.7 million revolving credit facility ("Revolver") subject to interim facility limitations, with a Revolver maturity date of November 30, 2004.  Effective with the chapter

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

4.  Indebtedness and Financial Arrangements--Continued

11 filing, additional borrowings under the Senior Credit Facility are no longer available to the Company.  On February 1, 2004, the revolver commitment decreased $17.5 million as a result of a scheduled commitment reduction.  During the first nine months of 2004, the revolver commitment and outstanding loans decreased $5.9 million as a result of certain proceeds from asset dispositions, which were used to reduce the loan balance.  Under the Senior Credit Facility, there was approximately $0.1 million of outstanding letters of credit at September 30, 2004.

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

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

4.  Indebtedness and Financial Arrangements--Continued

The Company's credit agreements contain a number of customary covenants including, among others, restrictions on the incurrence of indebtedness, transactions with affiliates, and certain asset dispositions as well as limitations on restricted debt and equity payments and capital expenditures.  Certain provisions require the Company to maintain certain financial ratios, a minimum interest coverage ratio, a minimum debt to EBITDA ratio, a minimum EBITDA, a minimum consolidated net worth (as defined) and a minimum availability.  The Company can no longer make restricted debt and equity payments.  At September 30, 2004, the Company was in compliance with its covenants under the DIP Credit Agreement but was not in compliance with the covenants under its various other credit agreements, primarily as a result of the chapter 11 filing and failure to meet certain financial covenants.

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

5.  Restructuring, Impairment and Other Charges

In 2000, the Company announced that its Board of Directors had approved the new Eight-Point Plan, which was created to be the guiding discipline for the Company in a global economy.  The Board also approved a pretax charge for restructuring, impairment and other charges to cover the initial cost of implementing the Eight-Point Plan that was designed to streamline operations and improve profitability.  The Eight-Point Plan addresses the following points: 1) expand brands; 2) explore new licensing opportunities; 3) rationalize manufacturing; 4) reduce overhead; 5) increase global sourcing; 6) improve inventory utilization; 7) enhance supply chain and logistics; and 8) improve capital structure.

On September 20, 2002, the Company announced that its Board of Directors had approved additional restructuring initiatives to increase asset utilization, lower manufacturing costs and increase cash flow and profitability through reallocation of production assets from bath products to basic bedding products and through rationalization of its retail stores division.  The Company initially expected the restructuring initiatives to result in a $36.5 million pretax charge for restructuring, impairment and other  charges, with  approximately $20 million of  the pretax  charge expected  to be non-cash items.  As a result of additions to the initial restructuring initiatives related to the closure of its Rosemary (NC) towel fabrication and distribution facilities and its WestPoint Stevens (Europe) Ltd. foreign subsidiary, the Company's restructuring initiatives resulted in a $47.7 million pretax charge for restructuring, impairm ent and other charges, with approximately $31.7 million of the pretax charge

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5.  Restructuring, Impairment and Other Charges--Continued

being non-cash items.  All charges were recorded in accordance with Statement of Financial Accounting Standard ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The restructuring charge approved in 2002 was completed in the second quarter of 2004.

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

The cost of the manufacturing and retail store rationalization and certain overhead reduction costs were reflected in a restructuring and impairment charge of $6.6 million, before taxes, in 2002, a restructuring and impairment charge of $12.6 million, before taxes, in 2003 and a restructuring and impairment charge of $0.4 million, before taxes, in the first nine months of 2004.  The components of the restructuring and impairment charge in 2002 included $4.4 million for the impairment of fixed assets and $2.2 million in reserves to cover cash expenses related primarily to severance benefits.  The components of the restructuring and impairment charge in 2003 included $7.0 million for the impairment of fixed assets and $5.6 million in reserves to cover cash expenses related to severance benefits of $5.2 million and other exit costs.  The components of the restructuring and impairment charge in the first nine months of 2004 included $0.4 million in reserves to cov er cash expenses related to severance benefits.

During 2002, 2003 and 2004 as a result of restructuring initiatives approved in 2002, the Company has terminated and agreed to pay severance (including continuing termination benefits) to approximately 500 employees.

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5.  Restructuring, Impairment and Other Charges--Continued

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2002 Restructuring and Impairment Charge:
Third Quarter	$4.3	$1.6	$-	$5.9
Fourth Quarter	0.1	0.5	0.1	0.7

Total 2002 Charge	4.4	2.1	0.1	6.6

2003 Restructuring and Impairment Charge:
First Quarter	0.2	0.8	0.4	1.4
Second Quarter	6.8	4.3	0.8	11.9
Third Quarter	0.8	0.2	-	1.0
Fourth Quarter	(0.8)	(0.1)	(0.8)	(1.7)

Total 2003 Charge	7.0	5.2	0.4	12.6

2004 Restructuring and Impairment Charge:
First Quarter	-	0.2	-	0.2
Second Quarter	-	0.2	-	0.2

Total 2004 Charge	-	0.4	-	0.4

Writedown Assets to Net Recoverable Value	(11.4)	-	-	(11.4)
2002 Cash Payments	-	(1.5)	-	(1.5)
2003 Cash Payments	-	(4.6)	(0.4)	(5.0)
2004 Cash Payments	-	(1.1)	-	(1.1)

Balance at September 30, 2004	$-	$0.5	$0.1	$0.6

During 2002, other costs of the restructuring initiatives of $11.6 million, before taxes, were recognized consisting of inventory writedowns of $10.5 million primarily related to the rationalization of its retail stores division and other expenses of $1.1 million, consisting primarily of related unabsorbed overhead, all reflected in cost of goods sold.  During 2003, other costs of the restructuring initiatives of $16.0 million, before taxes, were recognized consisting of inventory writedowns of $8.4 million primarily related to the closure of its foreign subsidiary and the rationalization of its retail stores division, accounts receivable writedowns for claims of $1.4 million related to the closure of its foreign subsidiary and other expenses of $6.2 million, consisting primarily of $4.1 million of related unabsorbed overhead, $1.2 million for the relocation of machinery and other expenses of $0.9 million, all reflected in cost of goods sold.  During the first nine mont hs of 2004, other costs of the restructuring initiatives of $0.4 million, before taxes, were recognized for relocation of machinery, all reflected in cost of goods sold.

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5.  Restructuring, Impairment and Other Charges--Continued

During the third quarter of 2003, the Company's Board of Directors approved further additional restructuring initiatives to increase asset utilization, lower manufacturing costs and increase cash flow and profitability through a further realignment of manufacturing capacity.  Costs of restructuring initiatives may result in restructuring, impairment and other pretax charges of up to $84.3 million, of which up to $55.6 million of the pretax charge may relate to non-cash items.  The charges for the restructuring initiatives began in the fourth quarter of 2003 and will continue throughout 2004 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS No. 112, Employers' Accounting for Postemployment Benefits and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

As a result of the restructuring initiatives begun in 2003, the Company announced the closure of its Dunson (GA) sheeting facility, its Dixie (GA) towel facility, its Coushatta (LA) utility bedding facility, its Fairfax (AL) towel greige facility and its Longview (NC) bed accessory facility.  The Company also announced the conversion of its Lanier (AL) sheeting facility to towel production and the conversion of its Greenville (AL) blanket facility to a utility bedding facility.  The Company is in the process of determining any remaining facilities that may be affected by its ongoing reorganization efforts.  These plant closings and conversions will provide the Company with greater production efficiency and better-aligned capacity to compete more effectively in a global economy.

The cost of the manufacturing rationalization was reflected in a restructuring and impairment charge of $37.0 million, before taxes, in 2003 and a restructuring and impairment charge of $18.3 million, before taxes, in the first nine months of 2004 (of which $10.4 million were recognized in the third quarter).  The restructuring and impairment charge in 2003 reflected the impairment of fixed assets.  The components of the restructuring and impairment charge in the first nine months of 2004 included $9.4 million for the impairment of fixed assets and $8.9 million in reserves to cover cash expenses related to severance benefits.  Fixed asset charges during the third quarter of 2004 related to the closure of the Longview facility, which was announced on October 1, 2004.

During 2004 as a result of restructuring initiatives approved in 2003, the Company has terminated and agreed to pay severance (including continuing termination benefits) to approximately 650 employees.

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

5.  Restructuring, Impairment and Other Charges--Continued

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2003 Restructuring and Impairment Charge:
Fourth Quarter	$37.0	$-	$-	$37.0

2004 Restructuring and Impairment Charge:
First Quarter	-	4.6	-	4.6
Second Quarter	1.8	1.5	-	3.3
Third Quarter	7.6	2.8	-	10.4

Total 2004 Charge	9.4	8.9	-	18.3

Writedown Assets to Net Recoverable Value	(46.4)	-	-	(46.4)
2004 Cash Payments	-	(4.3)	-	(4.3)

Balance at September 30, 2004	$-	$4.6	$-	$4.6

During 2003, other costs of the restructuring initiatives of $1.4 million, before taxes, were recognized consisting of inventory writedowns of $1.0 million and other expenses of $0.4 million, consisting of related unabsorbed overhead, all reflected in cost of goods sold.  During the first nine months of 2004, other costs of the restructuring initiatives of $11.7 million, before taxes, were recognized consisting primarily of $7.3 million of related unabsorbed overhead, $4.3 million for the relocation of machinery and other expenses of $0.1 million, all reflected in cost of goods sold.

During the third quarter of 2004, the Company's Board of Directors, as part of the development of a revised business plan, approved additional restructuring initiatives to increase asset utilization, lower manufacturing costs and increase cash flow and profitability.  In order to implement these restructuring initiatives, the Company must obtain an amendment to its DIP Credit Agreement permitting the restructuring initiatives, and the Company has already initiated discussions with its DIP lenders to obtain such an amendment.  The DIP Credit Agreement amendment, if obtained, will also require separate approval by the Bankruptcy Court.  When implemented, the Company expects the restructuring initiatives to result in a significant pretax charge for restructuring, impairment and other charges and will be comprised of both cash and non-cash items.  At September 30, 2004, none of the additional restructuring initiatives approved by the Board of Directors in the third quarter of 2004 had been implemented.

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

6.  Comprehensive Income (Loss)

Comprehensive income (loss) is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net loss	$(52,639)	$(12,802)	$(91,512)	$(101,755)
Foreign currency translation adjustment	334	(845)	163	(1,763)
Gain (loss) on derivative instruments, net of tax:
Net changes in fair value of derivatives	(2,586)	3,680	(17,637)	3,832
Net (gains) losses reclassified from other comprehensive income into earnings	5,014	98	7,953	(2,604)

Comprehensive income (loss)	$(49,877)	$(9,869)	$(101,033)	$(102,290)

7.  Deferred Financing Fees

Amendment fees and transaction fees related to the Company's various credit agreements are capitalized in the period incurred and amortized over the remaining term of the facility.  Included in Other expense-net in the accompanying Consolidated Statements of Operations for the three and nine months ended September 30, 2004, is the amortization of deferred financing fees of $3.2 million and $9.7 million, respectively, compared with $3.3 million and $9.1 million, respectively, for the three and nine months ended September 30, 2003, related to the Company's credit facilities other than the DIP Credit Agreement.  Deferred financing fees related to the DIP Credit Agreement are included in chapter 11 expenses and totaled $0.9 million and $3.2 million, respectively, for the three and nine months ended September 30, 2004, and totaled $1.3 million and $1.7 million, respectively, for the three and nine months ended September 30, 2003.

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

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

8.  Employee Benefit Plans--Continued

Pension Plans--Continued

The following table sets forth data for the Company's pension plans (in thousands of dollars):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Components of net periodic pension cost (benefit):
Service cost	$2,596	$2,116	$7,253	$6,349
Interest cost	5,696	5,927	17,309	17,780
Expected return on plan assets	(5,493)	(5,161)	(16,293)	(15,484)
Net amortization	2,859	2,619	8,250	7,859

Net periodic pension expense	$5,658	$5,501	$16,519	$16,504

The Company's contributions to its pension plans in 2004 will total approximately $19.7 million, reflecting both quarterly and annually required contributions.

Other Post-Retirement Benefit Plans

In addition to sponsoring defined benefit pension plans, the Company sponsors various post-retirement plans that provide health care and life insurance benefits to certain current and future retirees.  All such post-retirement benefit plans are unfunded. The Company uses December 31 as the measurement date of its post-retirement plans.

Net periodic post-retirement benefit plans expense is not material during the nine-month periods ended September 30, 2004 and 2003.

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

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

9.  Income Taxes--Continued

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

During the second and third quarter of 2004, statutes closing for certain tax years led the Company to conclude that certain tax contingency reserves were no longer needed.  As a result of these discrete events, tax contingency reserves totaling approximately $23.7 million and $3.5 million were reversed in the second and third quarter, respectively, and recorded as a tax benefit in the accompanying statements of operations.

The Company also recorded a valuation allowance of approximately $44.9 million during the first nine months of 2004.  The Company continued to evaluate all positive and negative evidence associated with its deferred tax assets and concluded that a valuation allowance should be established such that total net deferred tax assets are recorded at zero.  As part of this process, the Company concluded that it was not appropriate to rely on future taxable income as a source of evidence to realize certain net operating losses given the uncertainity of the Company's current financial condition.

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

10, 1999, to October 10, 2000), the Company and certain of its officers and directors caused false and misleading statements to be issued regarding, inter alia, alleged overcapacity and excessive inventories of the Company's towel-related products and customer demand for such products and that certain Individual Defendants wrongfully sold or pledged Company stock at inflated prices for their benefit.  The Amended Complaint refers to the Company's press releases and quarterly and annual reports on Securities Exchange Commission Forms 10-Q and 10-K, which discuss the Company's results and forecasts for the fiscal years 1999 and 2000.  Plaintiffs allege that these press releases and public filings were false and misleading because they failed to disclose that the Company allegedly "knew sales would be adversely affected in future quarters and years."  Plaintiffs also allege in general terms that the Company materially overstated revenues by making premature s hipments of products.

On June 6, 2002, Defendants filed Motions to Dismiss Plaintiffs' Amended Complaint.  On February 3, 2003, the court denied Defendants' Motions to Dismiss.  The Company's insurance carrier has reached an agreement to settle the Geller action at no cost to the Company.  The settlement has received preliminary approval from the court, has been approved by the Bankruptcy Court and awaits final approval through a fairness hearing before the United States District Court for the Northern District of Georgia.

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

On March 11, 2002, a shareholder derivative action, entitled Gordon Clark v. Holcombe T. Green, Jr., et al. (the "Clark action"), was filed against certain of the Company's former directors and officers in the Superior Court of Fulton County, Georgia.  The Complaint alleged that the named individuals breached their fiduciary duties by acting in bad faith and wasting corporate assets.  The Complaint also asserted claims under Georgia Code Ann. sections 14-2-740 to 14-2-747 and 14-2-831.  The claims were based on the same or similar facts as were alleged in the Geller action.

On July 1, 2002, a shareholder derivative action, entitled John Hemmer v. Holcombe T. Green, Jr., et al. (the "Hemmer action"), was filed against Mr. Green and certain of the Company's other current and former directors including Messrs. Hugh M. Chapman, John F. Sorte and Ms. M. Katherine Dwyer in the Court of Chancery in the State of Delaware in and for New Castle County.  The Complaint alleged that the named individuals breached their fiduciary duties and knowingly or recklessly failed to exercise oversight responsibilities to ensure the integrity of the Company's financial reporting.  The Complaint also asserted that certain of the named individuals used proprietary Company information in selling or pledging Company stock at inflated prices for their benefit.  The claims were based on the same or similar facts as were alleged in the Geller action.

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

The Clark and Hemmer actions have been voluntarily dismissed.

On March 21, 2002, an Adversary Complaint of Debtors and Debtors in Possession Against WestPoint Stevens Inc. was filed by Pillowtex, Inc., a Delaware corporation, et al., and Pillowtex Corporation, et al., against the Company in the United States Bankruptcy Court for the District of Delaware.  Pillowtex Corporation and its related and affiliated companies ("Pillowtex") as Debtors and Debtors in Possession allege breach of a postpetition contract (the "Sale Agreement") dated January 31, 2001, among Pillowtex, Ralph Lauren Home Collection, Inc. ("RLH") and Polo Ralph Lauren Corporation ("PRLC") collectively referred to as "Ralph Lauren" and the Company.  Pillowtex alleges that the Company refused to perform its purchase obligation under the Sales Agreement and is liable to it for $4,800,000 plus potentially significant other consequential damages.  The Company believes that the complaint is without merit and intends to contest the action vigorousl y.  The case is currently stayed due to the Company's bankruptcy filing.

The Company is subject to various federal, state and local environmental laws and regulations governing, among other things, the discharge, storage, handling and disposal of a variety of hazardous and nonhazardous substances and wastes used in or resulting from its operations and potential remediation obligations thereunder.  Certain of the Company's facilities (including certain facilities no longer owned or utilized by the Company) have been cited or are being investigated with respect to alleged violations of such laws and regulations.  The Company is cooperating fully with relevant parties and authorities in all such matters.  The Company believes that it has adequately provided in its financial statements for any expenses and liabilities that may result from such matters.  The Company also is insured with respect to certain of such matters.  The Company's operations are governed by laws and regulations relating to employee safety and h ealth which, among other things, establish exposure limitations for cotton dust, formaldehyde, asbestos and noise, and regulate chemical and ergonomic hazards in the workplace.

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

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

11.  Stock Options

At September 30, 2004, the Company had several stock-based compensation plans, which are described in Note 7 -- Stockholders' Equity (Deficit) of the Notes to Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for fiscal 2003.  In accordance with SFAS No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, the Company continues to apply the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees in accounting for its plans.  Accordingly, no compensation cost has been recognized for its stock incentive plan.  Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method as amended by SFAS No. 148, the Company's net income (loss) and earnings (loss) per common share would have been reduced to the pr o forma amounts indicated below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net loss as reported	$(52,639)	$(12,802)	$(91,512)	$(101,755)

Total stock-based compensation expenses determined under fair-value based method for all awards, net of tax	(661)	(403)	(2,045)	(1,847)

Pro forma net loss	$(53,300)	$(13,205)	$(93,557)	$(103,602)

Basic and diluted loss per common share:
As reported	$(1.05)	$(.26)	$(1.83)	$(2.04)
Pro forma	$(1.07)	$(.26)	$(1.88)	$(2.08)

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

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

12.  Impairment of Long-Lived Assets and Accelerated Depreciation Expense

During the third quarter of 2004, the Company recorded an impairment charge of $7.9 million attributable to certain fixed assets.  As a result of the Board of Directors approval of certain restructuring initiatives that are contemplated in the Company's revised business plan, which will require a DIP Credit Agreement amendment and subsequent approval of that amendment by the Bankruptcy Court, the Company evaluated the recoverability of long-lived assets and wrote down $7.9 million of fixed assets.  The Company was required to reduce the carrying value of certain fixed assets to fair value, and recorded a fixed asset impairment charge because the carrying value of the affected fixed assets exceeded the related projected future undiscounted cash flows.  Fair value was determined from market values obtained from third party appraisers.

During the third quarter of 2004 and as a result of the Board of Directors approval of the Company's revised business plan, the Company also recorded accelerated depreciation expense of $11 million on certain fixed assets, other than those fixed assets that were impacted by the long-lived asset impairment charge.  The Company adjusted the remaining depreciable lives for the affected fixed assets to be consistent with assumptions in the Company's revised business plan.  The accelerated depreciation expense is reflected in cost of goods sold in the acompanying statements of operations.

As a result of certain triggering events that occurred during the second quarter of 2003, the Company performed an interim test of the carrying amount of its goodwill.  Based on a valuation of the Company's enterprise value using quoted market prices of the Company's debt and equity securities and the identification of qualifying intangibles, the Company's goodwill was deemed to be impaired and was subsequently written off.  The unamortized balance of the goodwill that was written off during the second quarter of 2003 amounted to $46.3 million.

13.  New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (the "FASB") released Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46").  FIN 46 requires that all primary beneficiaries of Variable Interest Entities ("VIE") consolidate that entity.  FIN 46 was effective immediately for VIEs created after January 31, 2003, and to VIEs to which an enterprise obtained an interest after that date.  It applied in the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which an enterprise held a variable interest it acquired before February 1, 2003.  In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities.  Under the guidance of FIN 46R, entities that did not have interests in structures that are commonly referred to as special purpose entities were r equired to apply the provisions of the interpretation in financial statements for periods ending after March 14, 2004.  The Company has not identified any interests in special purpose entities applicable to the provisions of this statement in applying the provisions of FIN 46R to its financial statements.

WESTPOINT STEVENS INC.

Notes to Condensed Consolidated Financial Statements (Continued)
(Unaudited)

13.  New Accounting Pronouncements--Continued

On October 13, 2004, the FASB concluded that SFAS No. 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for public companies (except small business issuer as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005.  A calendar-year company therefore would be required to apply SFAS No. 123R beginning July 1, 2005 and could choose to apply SFAS No. 123 retroactively from January 1, 2005 to June 30, 2005 year-to-date period in its third quarter 2005 Form 10-Q to account for all share-based payments under the fair value method from January 1, 2005.  The cumulative effect of adoption, if any, would be measured and recognized on July 1, 2005.  Further, the company could choose to early adopt the proposed Statement at the beginning of its first quarter ended March 31, 2005 (or even in t he fourth quarter of 2004 if the FASB issues the final Statement prior to the issuance of those financial statements).  The Company is currently evaluating the impact of this standard pending issuance.

WESTPOINT STEVENS INC.

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations

Chapter 11 Case

As disclosed in Note 2, on June 1, 2003, the Company and several of its subsidiaries each commenced with the Bankruptcy Court a voluntary case under chapter 11 of the Bankruptcy Code.  The Bankruptcy Code prevents creditors and other parties in interest from taking certain actions, including enforcement actions, against the Debtors, without first obtaining prior approval of the Bankruptcy Court.  In addition, the Company has entered into the DIP Credit Agreement, which is more fully described below.  On August 28, 2003, one of the Company's foreign subsidiaries, WestPoint Stevens (Europe) Ltd., commenced an insolvency proceeding in the United Kingdom and is in the process of being closed and liquidated, and related inactive subsidiaries have applied to be dissolved.

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States on a going concern basis.  Except as otherwise disclosed, these principles assume that assets will be realized and liabilities will be discharged in the ordinary course of business.  The Company is currently operating as a debtor in possession under chapter 11 of the Bankruptcy Code, and its continuation as a going concern is contingent upon, among other things, the confirmation by the Bankruptcy Court of a chapter 11 plan of reorganization and its ability to comply with the DIP Credit Agreement, return to profitability, generate sufficient cash flows from operations and obtain financing sources to meet future obligations.  There is no assurance that the Company will be able to achieve any of these results.  The Company's consolidated financial statements do not include any adjustments relating to the rec overability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of these uncertainties.

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

DIP Credit Agreement

The Company is a party to the DIP Credit Agreement which provides a facility consisting of revolving credit loans of up to $300 million (with a sublimit of $75 million for letters of credit) with an initial term of one year and an initial maturity date of June 2, 2004.  At its option, the Company may extend the term for up to two successive periods of six months each.  On April 28, 2004 and November 1, 2004, the Company exercised its options to extend the DIP Credit Agreement for additional six month periods, revising the maturity date to June 2, 2005.

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

During the third quarter of 2003, the Company's DIP Credit Agreement was amended primarily to modify the minimum EBITDA covenant, add a minimum availability covenant, permit certain restructuring, impairment and other charges and modify other miscellaneous provisions.  During the second quarter of 2004, the Company's DIP Credit Agreement was further amended to clarify certain asset sale provisions, and during the third quarter of 2004, the DIP Credit Agreement was amended primarily to modify the minimum EBITDA and minimum availability covenants to permit certain inventory reduction plans.  At September 30, 2004, the Company was in compliance with its covenants under the DIP Credit Agreement.

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

Restructuring, Impairment, and Other Charges

In 2000, the Company announced that its Board of Directors had approved the new Eight-Point Plan, which was created to be the guiding discipline for the Company in a global economy.  The Board also approved a pretax charge for restructuring, impairment and other charges to cover the initial cost of implementing the Eight-Point Plan that was designed to streamline operations and improve profitability.  The Eight-Point Plan addresses the following points: 1) expand brands; 2) explore new licensing opportunities; 3) rationalize manufacturing; 4) reduce overhead; 5) increase global sourcing; 6) improve inventory utilization; 7) enhance supply chain and logistics; and 8) improve capital structure.

On September 20, 2002, the Company announced that its Board of Directors had approved additional restructuring initiatives to increase asset utilization, lower manufacturing costs and increase cash flow and profitability through reallocation of production assets from bath products to basic bedding products and through rationalization of its retail stores division.  The Company initially expected the restructuring initiatives to result in a $36.5 million pretax charge for restructuring, impairment and other charges, with approximately $20 million of the pretax charge expected to be non-cash items.  As a result of additions to the initial restructuring initiatives related to the closure of its Rosemary (NC) towel fabrication and distribution facilities and its WestPoint Stevens (Europe) Ltd. foreign subsidiary, the Company's restructuring initiatives resulted in a $47.7 million pretax charge for restructuring, impairment and other charges, with approximately $31.7 million of the pretax charge being non-cash items.  All charges were recorded in accordance with Statement of Financial Accounting Standard ("SFAS") No. 146, Accounting for Costs Associated with Exit or Disposal Activities and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The restructuring charge approved in 2002 was completed in the second quarter of 2004.

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

The cost of the manufacturing and retail store rationalization and certain overhead reduction costs were reflected in a restructuring and impairment charge of $6.6 million, before taxes, in 2002, a restructuring and impairment charge of $12.6 million, before taxes, in 2003 and a restructuring and impairment charge of $0.4 million, before taxes, in the first nine months of 2004.  The components of the restructuring and impairment charge in 2002 included $4.4 million for the impairment of fixed assets and $2.2 million in reserves to cover cash expenses related primarily to severance benefits.  The components of the restructuring and impairment charge in 2003 included $7.0 million for the impairment of fixed assets and $5.6 million in reserves to cover cash expenses related to severance benefits of $5.2 million and other exit costs.  The components of the restructuring and impairment charge in the first nine months of 2004 included $0.4 million in reserves to cov er cash expenses related to severance benefits.

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

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2002 Restructuring and Impairment Charge:
Third Quarter	$4.3	$1.6	$-	$5.9
Fourth Quarter	0.1	0.5	0.1	0.7

Total 2002 Charge	4.4	2.1	0.1	6.6

2003 Restructuring and Impairment Charge:
First Quarter	0.2	0.8	0.4	1.4
Second Quarter	6.8	4.3	0.8	11.9
Third Quarter	0.8	0.2	-	1.0
Fourth Quarter	(0.8)	(0.1)	(0.8)	(1.7)

Total 2003 Charge	7.0	5.2	0.4	12.6

2004 Restructuring and Impairment Charge:
First Quarter	-	0.2	-	0.2
Second Quarter	-	0.2	-	0.2

Total 2004 Charge	-	0.4	-	0.4

Writedown Assets to Net Recoverable Value	(11.4)	-	-	(11.4)
2002 Cash Payments	-	(1.5)	-	(1.5)
2003 Cash Payments	-	(4.6)	(0.4)	(5.0)
2004 Cash Payments	-	(1.1)	-	(1.1)

Balance at September 30, 2004	$-	$0.5	$0.1	$0.6

During 2002, other costs of the restructuring initiatives of $11.6 million, before taxes, were recognized consisting of inventory writedowns of $10.5 million primarily related to the rationalization of its retail stores division and other expenses of $1.1 million, consisting primarily of related unabsorbed overhead, all reflected in cost of goods sold.  During 2003, other costs of the restructuring initiatives of $16.0 million, before taxes, were recognized consisting of inventory writedowns of $8.4 million primarily related to the closure of its foreign subsidiary and the rationalization of its retail stores division, accounts receivable writedowns for claims of $1.4 million related to the closure of its foreign subsidiary and other expenses of $6.2 million, consisting primarily of $4.1 million of related unabsorbed overhead, $1.2 million for the relocation of machinery and other expenses of $0.9 million, all reflected in cost of goods sold.  During the first nine months of 2004, other costs of the restructuring initiatives of $0.4 million, before taxes, were recognized for relocation of machinery, all reflected in cost of goods sold.

WESTPOINT STEVENS INC.

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Restructuring, Impairment and Other Charges--Continued

During the third quarter of 2003, the Company's Board of Directors approved further additional restructuring initiatives to increase asset utilization, lower manufacturing costs and increase cash flow and profitability through a further realignment of manufacturing capacity.  Costs of restructuring initiatives may result in restructuring, impairment and other pretax charges of up to $84.3 million, of which up to $55.6 million of the pretax charge may relate to non-cash items.  The charges for the restructuring initiatives began in the fourth quarter of 2003 and will continue throughout 2004 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS No. 112, Employers' Accounting for Postemployment Benefits and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

As a result of the restructuring initiatives begun in 2003, the Company announced the closure of its Dunson (GA) sheeting facility, its Dixie (GA) towel facility, its Coushatta (LA) utility bedding facility, its Fairfax (AL) towel greige facility and its Longview (NC) bed accessory facility.  The Company also announced the conversion of its Lanier (AL) sheeting facility to towel production and the conversion of its Greenville (AL) blanket facility to a utility bedding facility.  The Company is in the process of determining any remaining facilities that may be affected by its ongoing reorganization efforts.  These plant closings and conversions will provide the Company with greater production efficiency and better-aligned capacity to compete more effectively in a global economy.

The cost of the manufacturing rationalization was reflected in a restructuring and impairment charge of $37.0 million, before taxes, in 2003 and a restructuring and impairment charge of $18.3 million, before taxes, in the first nine months of 2004 (of which $10.4 million were recognized in the third quarter).  The restructuring and impairment charge in 2003 reflected the impairment of fixed assets.  The components of the restructuring and impairment charge in the first nine months of 2004 included $9.4 million for the impairment of fixed assets and $8.9 million in reserves to cover cash expenses related to severance benefits.  Fixed asset charges during the third quarter of 2004 related to the closure of the Longview facility, which was announced on October 1, 2004.

During 2004 as a result of restructuring initiatives approved in 2003, the Company has terminated and agreed to pay severance (including continuing termination benefits) to approximately 650 employees.

WESTPOINT STEVENS INC.

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Restructuring, Impairment and Other Charges--Continued

The following is a summary of the restructuring and impairment activity in the related reserves (in millions):

		Employee	Other
	Writedown	Termination	Exit	Total
	Assets	Benefits	Costs	Charge

2003 Restructuring and Impairment Charge:
Fourth Quarter	$37.0	$-	$-	$37.0

2004 Restructuring and Impairment Charge:
First Quarter	-	4.6	-	4.6
Second Quarter	1.8	1.5	-	3.3
Third Quarter	7.6	2.8	-	10.4

Total 2004 Charge	9.4	8.9	-	18.3

Writedown Assets to Net Recoverable Value	(46.4)	-	-	(46.4)
2004 Cash Payments	-	(4.3)	-	(4.3)

Balance at September 30, 2004	$-	$4.6	$-	$4.6

During 2003, other costs of the restructuring initiatives of $1.4 million, before taxes, were recognized consisting of inventory writedowns of $1.0 million and other expenses of $0.4 million, consisting of related unabsorbed overhead, all reflected in cost of goods sold.  During the first nine months of 2004, other costs of the restructuring initiatives of $11.7 million, before taxes, were recognized consisting primarily of $7.3 million of related unabsorbed overhead, $4.3 million for the relocation of machinery and other expenses of $0.1 million, all reflected in cost of goods sold.

During the third quarter of 2004, the Company's Board of Directors, as part of the development of a revised business plan, approved additional restructuring initiatives to increase asset utilization, lower manufacturing costs and increase cash flow and profitability.  In order to implement these restructuring initiatives, the Company must obtain an amendment to its DIP Credit Agreement permitting the restructuring initiatives, and the Company has already initiated discussions with its DIP lenders to obtain such an amendment.  The DIP Credit Agreement amendment, if obtained, will also require separate approval by the Bankruptcy Court.  When implemented, the Company expects the restructuring initiatives to result in a significant pretax charge for restructuring, impairment and other charges and will be comprised of both cash and non-cash items.  At September 30, 2004, none of the additional restructuring initiatives approved by the Board of Directors in the third quarter of 2004 had been implemented.

WESTPOINT STEVENS INC.

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Executive Summary

     Overview

The Company operates exclusively in the home fashions industry and recognizes revenue primarily through the sale of home fashions products to a variety of retail and institutional customers.  The Company also operates 36 retail outlets that sell home fashion products including but not limited to WestPoint Stevens' home fashion products.  In addition, the Company receives a small portion of its revenues through the licensing of its trade names.

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

          Growth of Imports

The easing of trade restrictions over time has led to growing competition from low priced imported product.  This issue will be amplified by the projected lifting of import quotas in the year 2005.  Imported sheets and towels have captured 44% and 54%, respectively, of the U.S. market according to U.S. Census data for 2003.  Domestic suppliers, including the Company, have contributed to the import total by buying product overseas for resale domestically.  Approximately 22% of the Company's 2003 sales were of imported goods.  The Company has recently closed five domestic manufacturing facilities in favor of importing those products.

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

WESTPOINT STEVENS INC.

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Results of Operations

The table below is a summary of the Company's operating results for the three and nine months ended September 30, 2004 and September 30, 2003 (in millions of dollars).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2004	2003	2004	2003

Net sales	$416.1	$445.2	$1,198.7	$1,190.1

Gross earnings	$48.9	$79.6	$169.4	$210.7

Restructuring and impairment charge	$10.4	$1.0	$18.7	$14.3

Fixed asset impairment charge	$7.9	-	$7.9	-

Goodwill impairment charge	-	-	-	$46.3

Operating earnings (loss)	$(23.5)	$19.7	$(23.4)	$(33.2)

Interest expense	$19.8	$19.2	$56.7	$82.8

Other expense (income)-net	$3.4	$3.8	$4.5	$14.2

Chapter 11 expenses	$7.2	$12.7	$23.7	$19.0

Loss before taxes	$(54.0)	$(16.0)	$(108.3)	$(149.3)

Net loss	$(52.6)	$(12.8)	$(91.5)	$(101.8)

Gross margin	11.7%	17.9%	14.1%	17.7%
Operating margin	(5.6)%	4.4%	(2.0)%	(2.8)%

WESTPOINT STEVENS INC.

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Results of Operations:	Three Months Ended September 30, 2004 Compared to
Three Months Ended September 30, 2003

Net Sales.  Net sales for the three months ended September 30, 2004 decreased $29.1 million, or 6.5% to $416.1 million compared with net sales of $445.2 million for the three months ended September 30, 2003.  This decrease reflected sales declines at the Company's retail stores due to store closings, the absence of European sales due to its impending liquidation, and lower sales of towels, bedding accessories and basic bedding products that more than offset growth in sheet sales. During the period the Company experienced sales increases with mass merchants and specialty stores, but these increases were more than offset by sales declines to remaining distribution channels.

For the three months ended September 30, 2004, bed products sales were $248.0 million compared with $259.7 million for the same period in 2003; bath products sales were $135.6 million compared with $141.9 million for the same period in 2003; and other sales (consisting primarily of sales from the Company's mill stores and foreign operations) were $32.5 million compared with $43.5 million for the same period in 2003.

Gross Earnings/Margins.  Gross earnings for the three months ended September 30, 2004 decreased $30.7 million, or 38.6%, to $48.9 million compared with $79.6 million for the same period of 2003, and reflect gross margins of 11.7% in 2004 versus 17.9% in 2003.  Gross earnings and margins decreased primarily as a result of lower sales, a higher level of sell-offs to reduce inventory levels, increased raw material costs, accelerated depreciation related to anticipated plant closings and reduced manufacturing efficiencies due to production curtailment which more than offset favorable accounting adjustments to reserves for workers compensation.  Included in the cost of goods sold in the third quarter of 2004 are charges associated with recent restructuring initiatives of $3.7 million, the majority of which reflects costs for unabsorbed overhead at affected facilities and equipment relocation versus $7.7 million in 2003 which reflected costs for unabso rbed overhead at affected facilities and inventory write-offs primarily related to the rationalization of the retail stores division.

Fixed Asset Impairment Charge.  The Company recognized a $7.9 million charge for impairment of certain fixed assets for the three months ended September 30, 2004 as a result of an evaluation of the recoverability of the Company's fixed assets during the quarter.

Operating Earnings (Loss).  Selling, general and administrative expenses decreased $4.9 million, or 8.3%, in the third quarter of 2004 to $54.1 million compared with $58.9 million in the same period of last year, and as a percentage of net sales represent 13.0% in the 2004 period and 13.2% in the 2003 period.  The decrease in selling, general and administrative expenses in the third quarter of 2004 and as a percentage of sales was due to elimination of expenses as a result of the rationalization of the retail stores division and the elimination of the European operations as well as lower bad debt expense.

WESTPOINT STEVENS INC.

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Results of Operations:	Three Months Ended September 30, 2004 Compared to
Three Months Ended September 30, 2003--Continued

Operating Earnings (Loss)--Continued
 Operating loss for the third quarter of 2004 increased $43.2 million to a loss of $23.5 million, compared with operating earnings of $19.7 million for the same period in 2003.  Operating earnings for the three months ended September 30, 2004, included charges of a separate line item for restructuring and impairment charges to reflect $10.4 million in severance benefits and impairment of fixed assets in addition to charges associated with recent restructuring initiatives of $3.7 million, the majority of which reflects costs for unabsorbed overhead at affected facilities and equipment relocation, and the fixed asset impairment charge of $7.9 million.  For the three months ended September 30, 2003, operating earnings included a separate line item for restructuring and impairment charges of $1.0 million to reflect severance benefits and impairment of fixed assets in addition to charges associated with restructuring initiatives of $7.7 million which reflected costs for unab sorbed overhead at affected facilities and inventory write-offs primarily related to the rationalization of the retail stores division.

Interest Expense.  Interest expense for the three months ended September 30, 2004 of $19.8 million increased $0.6 million compared with interest expense of $19.2 million for the three months ended September 30, 2003.  Effective with the Company's Chapter 11 filing, interest is no longer accrued on the Senior Notes due 2005 and 2008, the impact of which was $19.7 million in the third quarter of 2004 and 2003.  The increase in interest expense reflected higher interest rates on the Company's variable rate bank debt for 2004 compared with corresponding 2003 average interest rates and higher debt levels compared with corresponding 2003 outstanding debt.

Other Expense - Net. Other income-net in the third quarter of 2004 of $3.4 million consisted primarily of the amortization of deferred financing fees of $3.2 million.  Other expense-net in the third quarter of 2003 of $3.8 million consisted primarily of the amortization of deferred financing fees of $3.3 million, plus certain miscellaneous expense items.

Chapter 11 Expenses.  The Company recognized $7.2 million in bankruptcy reorganization related expenses in the third quarter of 2004 consisting primarily of $0.8 million related to amortization of fees associated with the DIP Credit Agreement, $0.1 million in severance associated with the resignation of the Company's former Chairman and Chief Executive Officer, $2.5 million for performance bonuses under a court approved Key Employee Retention Plan and $3.8 million related to fees payable to professionals retained to assist with the Chapter 11 case.  During the third quarter of 2003, the Company recognized charges of $12.7 million for chapter 11 expenses, consisting of $1.3 million related to the amortization of fees associated with the DIP Credit Agreement and $1.1 million in severance associated with the resignation of the Company's former Chairman and Chief Executive Officer, $3.9 million for performance bonuses under a court approved Key Employee Retent ion Plan, and $6.4 million related to fees payable to professionals retained to assist with the chapter 11 case.

WESTPOINT STEVENS INC.

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Results of Operations:	Three Months Ended September 30, 2004 Compared to
Three Months Ended September 30, 2003--Continued

Income Tax Expense (Benefit).  For the three months ended September 30, 2004 and 2003, the Company recorded a tax benefit of $1.3 million and $3.2 million, respectively.  The Company's effective tax rate was 2.5% in 2004 and 19.9% in 2003.  The decrease in the effective tax rate was due primarily to non-deductible items related to the Company's chapter 11 expenses and the Company's overall net deferred tax position.  See Note 9 where income taxes are discussed further.

Net Loss.  Net loss for the third quarter of 2004 was $52.6 million or a loss of $1.05 per share diluted, compared with a loss of $12.8 million or a loss of $0.26 per share diluted, for the same period in 2003.  Included in net loss for the three months ended September 30, 2004 were costs related to restructuring initiatives, net of taxes, of $9.0 million, or $0.17 loss per diluted share, as previously discussed versus costs related to restructuring initiatives, net of taxes, in the year ago period of $5.6 million, or $0.11 loss per diluted share.

Diluted per share amounts are based on 49.9 million average shares outstanding for 2004 and 2003.

Results of Operations:	Nine Months Ended September 30, 2004 Compared to
Nine Months Ended September 30, 2003

Net Sales.  Net sales for the nine months ended September 30, 2004 increased $8.6 million, or 0.7% to $1,198.7 million compared with net sales of $1,190.1 million for the nine months ended September 30, 2003.  As a result of a strengthening economy, improvement in overall retail sales led to improved sales performance for the Company with increases in sales across all distribution channels, with the exception of department stores.  The Company increased market share in towels and utility products given the recent liquidation of a major competitor and expanded sales of sheets and this growth more than offset lower sales of bedding accessories, sales declines at the Company's retail stores due to store closings, and the absence of European sales due to its impending liquidation.

For the nine months ended September 30, 2004, bed products sales were $686.3 million compared with $685.5 million for the same period in 2003; bath products sales were $426.7 million compared with $386.5 million for the same period in 2003; and other sales (consisting primarily of sales from the Company's mill stores and foreign operations) were $85.7 million compared with $118.2 million for the same period in 2003.

Gross Earnings/Margins.  Gross earnings for the nine months ended September 30, 2004 decreased $41.3 million, or 19.6%, to $169.4 million compared with $210.7 million for the same period of 2003, and reflect gross margin of 14.1% in 2004 versus 17.7% in 2003.  Gross earnings and margin decreased primarily as a result of a less profitable mix of revenues, a higher level of sell-offs to reduce inventory levels, accelerated depreciation related to anticipated plant closings and increased raw material costs that more than offset improved manufacturing efficiencies due to better running schedules and favorable accounting adjustments to reserves for workers compensation.

WESTPOINT STEVENS INC.

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Results of Operations:	Nine Months Ended September 30, 2004 Compared to
Nine Months Ended September 30, 2003--Continued

Gross Earnings/Margins--Continued
Included in the cost of goods sold in the first nine months of 2004 are charges associated with recent restructuring initiatives of $12.1 million, the majority of which reflects costs for unabsorbed overhead at affected facilities and equipment relocation versus $15.3 million in 2003 which reflected costs for unabsorbed overhead at affected facilities and inventory write-offs primarily related to the rationalization of the retail stores division.

Fixed Asset Impairment Charge.  The Company recognized a $7.9 million charge for impairment of certain fixed assets for the nine months ended September 30, 2004 as a result of an evaluation of the recoverability of the Company's fixed assets during the quarter.

Goodwill Impairment Charge.  The Company recognized a $46.3 million goodwill charge in the first nine months of 2003 that resulted from certain triggering events that occurred during the period including the Company's chapter 11 filing.

Operating Earnings(Loss).  Selling, general and administrative expenses decreased $17.2 million, or 9.4%, in the first nine months of 2004 to $166.1 million compared with $183.3 million in the same period of last year, and as a percentage of net sales represent 13.9% in the 2004 period and 15.4% in the 2003 period.  The decrease in selling, general and administrative expenses in the first nine months of 2004 and as a percentage of sales was due to elimination of expenses as a result of the rationalization of the retail stores division and the elimination of the European operations as well as the absence of fees associated with the Trade Receivables Facility which was terminated in July of 2003.

Operating earnings for the first nine months of 2004 improved to a loss of $23.4 million, compared with operating losses of $33.2 million for the same period in 2003.  Operating earnings for the nine months ended September 30, 2004, included a separate line item for restructuring and impairment charges to reflect $18.7 million in severance benefits and impairment of fixed assets in addition to charges associated with recent restructuring initiatives of $12.1 million, the majority of which reflects costs for unabsorbed overhead at affected facilities and equipment relocation, and the fixed asset impairment charge of $7.9 million.  For the nine months ended September 30, 2003, operating earnings included a separate line item for restructuring and impairment charges of $14.3 million to reflect primarily severance benefits and impairment of fixed assets in addition to charges associated with restructuring initiatives of $15.3 million which reflected costs for unabsorbed overhead at affected facilities and inventory write-offs primarily related to the rationalization of the retail stores division, and a goodwill impairment charge of $46.3 million.

Interest Expense.  Interest expense for the nine months ended September 30, 2004 of $56.7 million decreased $26.1 million compared with interest expense of $82.8 million for the nine months ended September 30, 2003.  Effective with the Company's Chapter 11 filing, interest is no longer accrued on the Senior Notes due 2005 and 2008, the impact of which was $58.2 million in the first nine months of 2004 and $25.7 million in the first nine months of 2003.  The decrease in interest expense

WESTPOINT STEVENS INC.

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations (Continued)

Results of Operations:	Nine Months Ended September 30, 2004 Compared to
Nine Months Ended September 30, 2003--Continued

Interest Expense--Continued
was partially offset by higher interest rates on the Company's variable rate bank debt for 2004 compared with corresponding 2003 average interest rates and higher debt levels compared with corresponding 2003 outstanding debt.

Other Expense-Net. Other expense-net in the first nine months of 2004 of $4.5 million consisted primarily of the amortization of deferred financing fees of $9.7 million, less certain miscellaneous income items including a $5.6 million gain on the sale of looms compared with other expense-net for the first nine months of 2003 of $14.2 million which consisted primarily of the amortization of deferred financing fees of $9.1 million, less certain miscellaneous income items and $4.9 million in transaction costs associated with an unsuccessful acquisition effort.

Chapter 11 Expenses.  The Company recognized $23.7 million in bankruptcy reorganization related expenses in the first nine months of 2004 consisting primarily of $3.2 million related to amortization of fees associated with the DIP Credit Agreement, $0.4 million in severance associated with the resignation of the Company's former Chairman and Chief Executive Officer, $7.8 million for performance bonuses under a court approved Key Employee Retention Plan and $12.3 million related to fees payable to professionals retained to assist with the Chapter 11 case.  During the first nine months of 2003, the Company recognized charges of $19.0 million for chapter 11 expenses, consisting of $5.0 million related to the early termination of the Company's Trade Receivables Program, $1.7 million related to the amortization of fees associated with the DIP Credit Agreement and $1.1 million in severance associated with the resignation of the Company's former Chairman and Chie f Executive Officer, $3.9 million for performance bonuses under a court approved Key Employee Retention Plan and $7.3 million related to fees payable to professionals retained to assist with the chapter 11 case.

Income Tax Expense (Benefit).  In the first nine months of 2004 and 2003, the Company recorded a tax benefit of $16.8 million and $47.5 million, respectively.  The Company's effective tax rate was 15.5% in 2004 and 31.8% in 2003.  The decrease in the effective tax rate was due primarily to non-deductible items related to the Company's chapter 11 expenses and the Company's overall net deferred tax position.  See Note 9 where income taxes are discussed further.

Net Loss.  Net loss for the first nine months of 2004 was $91.5 million or a loss of $1.83 per share diluted, compared with a loss of $101.8 million or a loss of $2.04 per share diluted, for the same period in 2003.  Included in net loss for the nine months ended September 30, 2004 were costs related to restructuring initiatives, net of taxes, of $19.7 million, or $0.39 loss per diluted share, as previously discussed versus costs related to restructuring initiatives, net of taxes, in the year ago period of $18.9 million, or $0.38 loss per diluted share.

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

Liquidity and Capital Resources

So long as the Company remains under the protection of chapter 11 of the Bankruptcy Code, its principal sources of liquidity are expected to be cash generated from its operations and funds available under the DIP Credit Agreement.  The maximum commitment under the DIP Credit Agreement is $300 million.  At September 30, 2004, borrowing availability under the DIP Credit Agreement was $145.6 million and consisted of a calculated borrowing base of $304.7 million (limited to the maximum commitment of $300 million) less outstanding loans of $118.1 million, outstanding letters of credit of $31.3 million and other reserves of $5.0 million.  For additional information about the DIP Credit Agreement, see "-- DIP Credit Agreement" above.

During the pendency of its chapter 11 case, the Company's principal uses of cash will be administrative expenses of the chapter 11 case, operating expenses, capital expenditures and debt service (including both interest payments under the DIP Credit Agreement and whatever payments may be made in respect of pre-petition debt in accordance with orders of the Bankruptcy Court).

There can be no assurance, however, that the Company will be able to comply with the debt covenants or that, if it fails to do so, it will be able to obtain amendments to or waivers of such covenants.  Failure of the Company to comply with covenants contained in its DIP Credit Agreement, if not waived, or to adequately service debt obligations, could result in a default under the DIP Credit Agreement.  Any default under the Company's DIP Credit Agreement, particularly any default that results in acceleration of indebtedness or foreclosure on collateral, could have a material adverse effect on the Company.  At September 30, 2004, the Company was in compliance with its covenants under the DIP Credit Agreement.

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

WESTPOINT STEVENS INC.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company's exposure to market risk has not materially changed from what was reported in Item 7A of the Company's Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003 (Commission File No. 1-15381) which is incorporated herein by reference.

Item 4.  Controls and Procedures

Company management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of September 30, 2004.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2004, the disclosure controls and procedures were effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion.  There have been no changes in the Company's internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

On October 5, 2001, a purported stockholder class action suit, entitled Norman Geller v. WestPoint Stevens Inc., et al. (the "Geller action"), was filed against the Company and certain of its former officers and directors in the United States District Court for the Northern District of Georgia.  (A subsequent and functionally identical complaint was also filed.)  The actions were consolidated by Order dated January 25, 2002.   Plaintiffs served a Consolidated Amended Complaint (the "Amended Complaint") on March 29, 2002.  The Amended Complaint asserts claims against all Defendants under section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and against the Company and Defendant Holcombe T. Green, Jr. as "controlling persons" under section 20(a) of the Exchange Act.  The Amended Complaint alleges that, during the putative class period (i.e., February 10, 1999, to October 10, 2000), the Company and certa in of its officers and directors caused false and misleading statements to be issued regarding, inter alia, alleged overcapacity and excessive inventories of the Company's towel-related products and customer demand for such products and that certain Individual Defendants wrongfully sold or pledged Company stock at inflated prices for their benefit.  The Amended Complaint refers to the Company's press releases and quarterly and annual reports on Securities Exchange Commission Forms 10-Q and 10-K, which discuss the Company's results and forecasts for the fiscal years 1999 and 2000.  Plaintiffs allege that these press releases and public filings were false and misleading because they failed to disclose that the Company allegedly "knew sales would be adversely affected in future quarters and years."  Plaintiffs also allege in general terms that the Company materially overstated revenues by making premature shipments of products.

On June 6, 2002, Defendants filed Motions to Dismiss Plaintiffs' Amended Complaint.  On February 3, 2003, the court denied Defendants' Motions to Dismiss.  The Company's insurance carrier has reached an agreement to settle the Geller action at no cost to the Company.  The settlement has received preliminary approval from the court, has been approved by the Bankruptcy Court and awaits final approval through a fairness hearing before the United States District Court for the Northern District of Georgia.

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

WESTPOINT STEVENS INC.

PART II - OTHER INFORMATION--Continued

Item 1.  Legal Proceedings--Continued

On March 11, 2002, a shareholder derivative action, entitled Gordon Clark v. Holcombe T. Green, Jr., et al. (the "Clark action"), was filed against certain of the Company's former directors and officers in the Superior Court of Fulton County, Georgia.  The Complaint alleged that the named individuals breached their fiduciary duties by acting in bad faith and wasting corporate assets.  The Complaint also asserted claims under Georgia Code Ann. sections 14-2-740 to 14-2-747 and 14-2-831.  The claims were based on the same or similar facts as were alleged in the Geller action.

On July 1, 2002, a shareholder derivative action, entitled John Hemmer v. Holcombe T. Green, Jr., et al. (the "Hemmer action"), was filed against Mr. Green and certain of the Company's other current and former directors including Messrs. Hugh M. Chapman, John F. Sorte and Ms. M. Katherine Dwyer in the Court of Chancery in the State of Delaware in and for New Castle County.  The Complaint alleged that the named individuals breached their fiduciary duties and knowingly or recklessly failed to exercise oversight responsibilities to ensure the integrity of the Company's financial reporting.  The Complaint also asserted that certain of the named individuals used proprietary Company information in selling or pledging Company stock at inflated prices for their benefit.  The claims were based on the same or similar facts as were alleged in the Geller action.

By agreements between the parties, the Clark and Hemmer actions were both stayed pending entry of final judgment by the court in the Geller action.  As with the Geller action, the Clark and Hemmer actions were also stayed due to the Company's bankruptcy filing.

The Clark and Hemmer actions have been voluntarily dismissed.

On March 21, 2002, an Adversary Complaint of Debtors and Debtors in Possession Against WestPoint Stevens Inc. was filed by Pillowtex, Inc., a Delaware corporation, et al., and Pillowtex Corporation, et al., against the Company in the United States Bankruptcy Court for the District of Delaware.  Pillowtex Corporation and its related and affiliated companies ("Pillowtex") as Debtors and Debtors in Possession allege breach of a postpetition contract (the "Sale Agreement") dated January 31, 2001, among Pillowtex, Ralph Lauren Home Collection, Inc. ("RLH") and Polo Ralph Lauren Corporation ("PRLC") collectively referred to as "Ralph Lauren" and the Company.  Pillowtex alleges that the Company refused to perform its purchase obligation under the Sales Agreement and is liable to it for $4,800,000 plus potentially significant other consequential damages.  The Company believes that the complaint is without merit and intends to contest the action vigorousl y.  The case is currently stayed due to the Company's bankruptcy filing.

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

Item 3.  Defaults Upon Senior Securities

The commencement of the Chapter 11 proceedings constitutes an event of default under the Company's Senior Credit Facility, Second-Lien Facility and indentures governing the Company's senior unsecured notes.  On September 30, 2004, the principal amount of indebtedness in default is approximately $1,649.7 million and the amount of accrued interest in default on the senior unsecured notes is approximately $36.1 million.  Approximately $104.5 million of interest has not been accrued on the senior unsecured notes as a result of the Chapter 11 filing.

WESTPOINT STEVENS INC.

PART II - OTHER INFORMATION (Continued)

Item 6.  Exhibits

a.)  Exhibits

Exhibit
Number	Description of Exhibit

10.1

Fifth Amendment to Post-Petition Credit Agreement dated May 21, 2004, among WestPoint Stevens Inc. and certain of its subsidiaries, the financial institutions named therein and Bank of America, N.A. and Wachovia Bank, National Association.

10.2	Extension and modification of the Key Employee Retention and Severence Plan as approved and authorized by the United States Bankruptcy Court Southern District of New York on August 12, 2004.

31.1	Chief Executive Officer's Section 302 Certification.

31.2	Chief Financial Officer's Section 302 Certification.

32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 as signed by the Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 as signed by the Chief Financial Officer.

WESTPOINT STEVENS INC.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTPOINT STEVENS INC.

Registrant

/s/ L. Dupuy Sears

L. Dupuy Sears
Senior Vice President-Finance
And Chief Financial Officer

Date:  November 9, 2004